Form 10QSB
period 2000-01-31
JAGNOTES COM
filed 2000-03-16
CIK 1089029

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended January 31, 2000.
                        Commission File Number 000-28761.

                                JAGNOTES.COM INC.

             (Exact name of Registrant as specified in its Charter)

                        Nevada                     88-0380546
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)


                          1415 Wyckoff Road, 2nd Floor
                          Farmingdale, New Jersey 07727
                    (Address of Principal Executive Offices)

                                 (732) 919-0078
                (Issuer's Telephone Number, Including Area Code)

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                        No
                            ---                          ---

         As of March 16, 2000, the registrant had 14,424,861 shares of common stock outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                       JagNotes.com Inc. and Subsidiaries
                                                                            PAGE

         Condensed Consolidated Balance Sheets at January 31, 2000
         (Unaudited) and July 31, 1999                                       F-2

         Condensed Consolidated Statements of Operations
         Six and Three Months Ended January 31, 2000 and 1999 (Unaudited)    F-3

         Condensed Consolidated Statement of Changes in Stockholders'
         Equity Six Months Ended January 31, 2000 (Unaudited)                F-4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended January 31, 2000 (Unaudited)                       F-5

         Notes to Condensed Consolidated Financial Statements             F-6/11

Item 2.  Management's Discussion and Analysis or Plan of Operation         12-21



                                     PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 3.  Defaults upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                     23

         Signatures                                                           24


                                      * * *

                       JagNotes.com Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                 January 31, 2000 (Unaudited) and July 31, 1999




                                                               January           July
                             Assets                            31, 2000        31, 1999
                                                             ------------    ------------
                                                              (Unaudited)     (See Note 1)
Current assets:
   Cash and cash equivalents                                 $  3,664,217    $  6,078,922
   Accounts receivable                                             71,400          18,900
   Other current assets                                         1,211,506         753,532
                                                             ------------    ------------
        Total current assets                                    4,947,123       6,851,354

Equipment, net of accumulated depreciation of $23,381
   and $17,484                                                     55,747           2,603
Capitalized software development costs, net of accumulated
   amortization of $68,365 and $16,084                            365,999         243,280
Other assets                                                       12,004          12,004
                                                             ------------    ------------

        Totals                                               $  5,380,873    $  7,109,241
                                                             ============    ============


               Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                     $    118,386    $    131,395
   Deferred revenues                                              206,306         283,222
                                                             ------------    ------------
        Total liabilities                                         324,692         414,617
                                                             ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.00001 per share; 14,424,861
     and 13,996,290 shares issued and outstanding                     144             140
   Additional paid-in capital                                  16,346,146      10,920,215
   Subscriptions receivable                                    (1,250,000)
   Unearned compensation                                       (3,665,640)     (3,015,388)
   Accumulated deficit                                         (6,374,469)     (1,210,343)
                                                             ------------    ------------
        Total stockholders' equity                              5,056,181       6,694,624
                                                             ------------    ------------

        Totals                                               $  5,380,873    $  7,109,241
                                                             ============    ============


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
        Six and Three Months Ended January 31, 2000 and 1999 (Unaudited)


                                                 Six  Months                    Three Months
                                               Ended January 31,              Ended January 31,
                                         ----------------------------   ----------------------------
                                             2000            1999           2000             1999
                                         ------------    ------------   ------------    ------------
Subscription revenues                    $    627,696    $    423,731   $    321,590    $    194,463

Cost of revenues                            3,068,352          65,080      1,716,041          20,427
                                         ------------    ------------   ------------    ------------

Gross profit (loss)                        (2,440,656)        358,651     (1,394,451)        174,036
                                         ------------    ------------   ------------    ------------

Operating expenses:
   Selling expenses                           943,944           6,414        504,118           2,963
   General and administrative expenses      1,877,730         293,330      1,213,868         143,059
                                         ------------    ------------   ------------    ------------
     Totals                                 2,821,674         299,744      1,717,986         146,022
                                         ------------    ------------   ------------    ------------

Income (loss) from operations              (5,262,330)         58,907     (3,112,437)         28,014

Interest income                                98,204                         42,303
                                         ------------    ------------   ------------    ------------

Income (loss) before income taxes          (5,164,126)         58,907     (3,070,134)         28,014

Provision for income taxes                                     31,984                         14,711
                                         ------------    ------------   ------------    ------------

Net income (loss)                        $ (5,164,126)   $     26,923   $ (3,070,134)   $     13,303
                                         ============    ============   ============    ============

Basic net earnings (loss) per share      $       (.37)   $        .01   $       (.22)   $       --
                                         ============    ============   ============    ============

Basic weighted average common
   shares outstanding                      14,031,288       3,500,000     14,066,166       3,500,000
                                         ============    ============   ============    ============




See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Stockholders' Equity
                  Six Months Ended January 31, 2000 (Unaudited)

                                          Common Stock
                                        ----------------  Additional
                                       Number of            Paid-in    Subscriptions      Unearned     Accumulated
                                        Shares    Amount    Capital     Receivable      Compensation    Deficit            Total
                                        ------    ------    -------     ----------      ------------    -------            -----
Balance, August 1, 1999               13,996,290   $140   $10,920,215                   $(3,015,388)   $ (1,210,343)   $ 6,694,624

Sale of common stock, net
   of expenses of $150,040               428,571      4     1,349,956                                                    1,349,960

Effects of issuance of stock
   options in exchange for
   services                                                 2,825,975                    (2,825,975)

Amortization of unearned
   compensation                                                                           2,175,723                      2,175,723

Subscriptions for the purchase
   of 357,144 shares, net of
   estimated expenses of $125,000                           1,250,000   $ (1,250,000)

Net loss                                                                                                 (5,164,126)    (5,164,126)
                                      ----------   ----   -----------   ------------    -----------    ------------    -----------
Balance, January 31, 2000             14,424,861   $144   $16,346,146   $ (1,250,000)   $(3,665,640)   $ (6,374,469)   $ 5,056,181
                                      ==========   ====   ===========   ============    ===========    ============    ===========




See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
             Six Months Ended January 31, 2000 and 1999 (Unaudited)

                                                            2000           1999
                                                        -----------    -----------
Operating activities:
   Net income (loss)                                    $(5,164,126)   $    26,923
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation                                             5,897
     Amortization of software costs                          52,281
     Amortization of unearned compensation                2,175,723
     Deferred income taxes                                                   7,040
     Changes in operating assets and liabilities:
        Accounts receivable                                 (52,500)         7,943
        Other current assets                               (457,974)
        Accounts payable and accrued expenses               (13,009)       (13,818)
        Deferred revenues                                   (76,916)       (25,580)
                                                        -----------    -----------
          Net cash provided by (used in)
              operating activities                       (3,530,624)         2,508
                                                        -----------    -----------

Investing activities:
   Software development costs capitalized                  (175,000)        (2,500)
   Purchases of equipment                                   (59,041)
                                                        -----------    -----------
          Net cash used in investing activities            (234,041)        (2,500)
                                                        -----------    -----------

Financing activities - net proceeds from private
   placements of common stock                             1,349,960
                                                        -----------
Net increase (decrease) in cash and cash
   equivalents                                           (2,414,705)             8

Cash and cash equivalents, beginning of period            6,078,922          5,901
                                                        -----------    -----------

Cash and cash equivalents, end of period                $ 3,664,217    $     5,909
                                                        ===========    ===========





See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Organization and basis of presentation:
           JagNotes.com Inc. ("JagNotes") was originally incorporated during 1997 in Nevada as Professional Perceptions, Inc. to develop operations as a consultant to retailers. However, JagNotes never generated any significant revenues or expenses in connection with such operations and it was inactive at the time of the exchange of shares described below.

           JagNotes, Inc. ("JNI") and its predecessors have been providing financial and investment information within the financial community since 1989. It operated as an unincorporated business from 1989 until August 1992 when it was incorporated in New Jersey as NewJag, Inc. Its name was changed to JagNotes, Inc. in December 1993. JNI gathers and compiles information from contacts at financial institutions and releases such information to subscribers on a timely basis through facsimile transmissions and a web site, www.JagNotes.com, which opened in April 1999. Subscribers receive information about newly-issued research reports and analyst opinions, upgrades, downgrades and coverage changes. Initially, JNI's customers were primarily financial professionals. During the year ended July 31, 1999, JNI began to focus its marketing efforts on retail subscribers. Management considers all of the financial services provided to be within the same business segment.

           As of March 16, 1999, JagNotes had 3,820,900 outstanding shares of common stock, with a par value of $.00001 per share. Effective as of that date, certain stockholders of JNI purchased a total of 2,900,000 of the outstanding shares of JagNotes' common stock and JagNotes issued 3,500,000 shares of common stock to acquire all of the 1,000 shares of common stock, which had no par value, of JNI then outstanding (the "Exchange"). As a result, JNI became a wholly-owned subsidiary of JagNotes, and JagNotes had 7,320,000 shares of common stock outstanding, of which 6,400,000 shares, or 87.4%, were owned by the former stockholders of JNI and 920,000,or 12.6%, were owned by the former stockholders of JagNotes. However, since the former stockholders of JNI became the owners of a majority of the outstanding common shares of JagNotes after the Exchange and JagNotes had no significant operating activities or assets and liabilities prior to the Exchange, the Exchange was treated effective as of March 16, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which JagNotes was the legal acquirer and JNI was the accounting acquirer. As a result, the assets and liabilities of the accounting acquirer, JNI, continued to be recorded at their historical carrying values as of March 16, 1999; however, common stock and additional paid-in capital were adjusted as of March 16, 1999 to reflect the $.00001 per share par value of the shares of the legal acquirer, JagNotes, and all references to the number of shares of common stock of JNI as of dates or for periods prior to the Exchange have been restated to reflect the ratio of the number of common shares of JagNotes effectively exchanged for common shares of JNI. In addition, the accompanying consolidated financial statements for the periods prior to March 16, 1999 are comprised, effectively, of the historical financial statements of JNI.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Organization and basis of presentation (concluded):
           The "Company" as used herein refers to JNI prior to March 16, 1999 and JagNotes together with JNI from March 16, 1999 through August 16, 1999 and JagNotes.Euro.com Ltd., a wholly-owned subsidiary of JagNotes that commenced operations on July 8, 1999.

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2000, its results of operations for the six and three months ended January 31, 2000 and 1999, its cash flows for the six months ended January 31, 2000 and 1999 and its changes in stockholders' equity for the six months ended January 31, 2000. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.

           Information included in the condensed consolidated balance sheet as of July 31, 1999 has been derived from the audited consolidated balance sheet included in the Company's Form SB-2, as amended, (the "SB-2") previously filed with the SEC. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the SB-2.

           The consolidated results of operations for the six and three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings per share:
           The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                       JagNotes.com Inc. and Subsidiaries

                    Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Earnings per share (concluded):
           Diluted earnings per share has not been presented in the accompanying condensed consolidated statements of operations because: (i) the Company did not have any potentially dilutive common shares during the six and three months ended January 31, 1999 and (ii) the Company had net losses for the six and three months ended January 31, 2000 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive.

Note 3 - Income taxes:
           As of January 31, 2000, October 31, 1999 and July 31, 1999, the Company had net operating loss carryforwards of approximately $3,659,000, $1,750,000 and $538,000, respectively, available to reduce future Federal taxable income which will expire in 2020. The Company did not have any net operating loss carryforwards as of January 31, 1999, October 31, 1998 and July 31, 1998.

           The Company's deferred tax assets as of January 31, 2000 and July 31, 1999 consisted of the effects of temporary differences attributable to the following:

                                                  January 31,      July 31,
                                                     2000           1999
                                                 -----------    -----------
                                                 (Unaudited)

              Deferred revenues, net             $    53,800    $   105,600
              Goodwill                                 8,000         11,200
              Unearned compensation                  977,400        108,400
              Net operating loss carryforwards     1,461,200        214,800
                                                 -----------    -----------
                                                   2,500,400        440,000
              Less valuation allowance            (2,500,400)      (440,000)
                                                 -----------    -----------
                Totals                           $      --      $      --
                                                 ===========    ===========

           Due to the uncertainties primarily related to the extent and timing of the Company's future taxable income arising from the changes in the nature of its business described in Note 1, the Company offset its deferred tax assets by an equivalent valuation allowance as of January 31, 2000, October 31, 1999 and July 31, 1999. Accordingly, although the Company had pre-tax losses for the six and three months ended January 31, 2000, it increased the valuation allowance by $1,224,700 and $835,700 for the six and three months ended January 31, 2000, respectively, and did not recognize a credit for Federal income taxes in either period.

           The Company had effective tax rates of 54% and 53% for the six and three months ended January 31, 1999, respectively. The effective tax rates differed from the statutory Federal income tax rate of 34% primarily as a result of the effects of nondeductible expenses and state income taxes.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Commitments:
           Web site development costs:
              As of January 31, 2000, the Company had contractual obligations aggregating approximately $69,000 for services to be rendered subsequent to that date in connection with the on-going development of its web site.

           Consulting and employment agreements:
              As of January 31, 2000, the Company was obligated to make approximate cash payments under consulting and employment agreements as follows:

                   Year Ending
                    January 31,      Consulting     Employment       Total
                    -----------      ----------     ----------       -----

                        2001         $1,338,000     $ 168,000     $1,506,000
                        2002            398,000                      398,000
                        2003            150,000                      150,000
                                     ----------     ---------     ----------

                         Totals      $1,886,000     $ 168,000     $2,054,000
                                     ==========     =========     ==========

           Operating leases:
              The Company leases office space under month-to-month and longer term noncancelable operating leases. Rent expense was $156,000 and $78,000 for the six and three months ended January 31, 2000, respectively. Rent expense was not material for the six and three months ended January 31, 1999. As of January 31, 2000, minimum rental obligations under noncancelable operating leases that expire through October 2001 totaled approximately $144,000 of which $83,000 and $61,000 is payable in the years ending January 31, 2001 and 2002, respectively.

Note 5 - Other issuances of common stock, warrants and stock options:
           During the six months ended January 31, 2000, the Company received proceeds of $1,349,960, net of related costs and expenses of $150,040, from the sale of 428,571 shares of common stock. The sales were made through private placements exempt from registration under the Securities Act of 1933. In addition, the Company received subscriptions as of January 31, 2000 for the purchase of an additional 357,144 shares of common stock through the private placements from which it is due to receive approximate proceeds of $1,250,000.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Other issuances of common stock, warrants and stock options
         (continued):
           On October 1, 1999, the Board of Directors approved the 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan may not exceed 15% of the aggregate number of shares of the Company's common stock outstanding as of the date of grant. As of January 31, 2000, the number of shares that could have been subject to awards of incentive stock options was limited to 2,163,729 shares.

           As of January 31, 2000, the Company had granted options under the Incentive Plan and had granted other stock options for the purchase of a total of 822,500 shares of common stock. Substantially all of these options were granted from March 1, 1999 through January 31, 2000 pursuant to several consulting agreements primarily with investment analysts and commentators (see Note 4). Most of the agreements have an initial term of one year and are renewable at the option of the Company for an additional year.

           The number of shares subject to options as of August 1, 1999 and January 31, 2000 and the changes in the number of shares subject to options during the six months ended January 31, 2000 along with information as to related charges to compensation and unearned compensation is set forth below:

                                                                     Range of
                                                        Number       Exercise
                                                       of Shares      Price
                                                       --------   --------------

            Options outstanding, August 1, 1999 (A)     335,000   $2.00 - $16.25

            Granted (B) (C)                             587,500           $2.00

            Cancelled (C)                              (100,000)         $16.25
                                                       --------

            Options outstanding, January 31, 2000 (D)   822,500           $2.00
                                                       ========           =====

       (A) During the year ended July 31, 1999, the Company issued options to purchase a total of 335,000 shares of common stock, at exercise prices of $2.00 and $16.25 per share that were initially scheduled to expire at various dates through July 2009, and a total of 20,000 shares of common stock as part of the consideration paid or to be paid pursuant to agreements with consultants. In addition, an executive officer of the Company transferred 100,000 shares of common stock with a fair value of $1,312,500 to one of the consultants. The options had an estimated fair value of $1,826,850 and the shares issued and transferred had an estimated fair value of $1,460,000. Accordingly, the Company recorded a total of $3,286,850 as unearned compensation during the year ended July 31, 1999 in connection with such issuances.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Other issuances of common stock, warrants and stock options
         (concluded):

       (B) Includes options for the purchase of 497,500 shares granted pursuant to the Incentive Plan.

       (C) During the six months ended January 31, 2000, the Company issued options to purchase a total of 587,500 shares of common stock at an exercise price of $2.00 per share that are scheduled to expire at various dates through January 2010 as part of the consideration paid or to be paid pursuant to agreements with consultants. The options had an estimated fair value of $2,990,975. Options for the purchase of 200,000 of the 587,500 shares were issued pursuant to an amendment to an agreement consummated with a consultant during the year ended July 31, 1999. The amendment resulted in the cancellation of options for the purchase of 100,000 shares at $16.25 per share under the original agreement that had an estimated fair value of $165,000 at the date of grant. Accordingly, the Company recorded a total of $2,825,975 (the fair value of the options issued less the fair value of the options cancelled at their respective grant dates) as unearned compensation during the six months ended January 31, 2000 .

     The fair values of the options and shares issued and transferred pursuant to the to the consulting agreements were determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," using the "minimum value method" through October 31, 1999 (due to the limited amount of trading in the Company's shares through that date) and the Black-Scholes option-pricing model thereafter. The fair values were determined based on the following assumptions:

              Expected years of option life:         5
              Risk-free interest rate:               6%
              Dividend yield:                        0%
              Volatility:
                Through October 31, 1999             0%
                Subsequent to October 31, 1999      78%

     Unearned compensation is being amortized to expense on a straight-line basis over the initial term of each consulting agreement. A total of $271,462, $2,175,723 and $1,273,313 was amortized during the year ended July 31, 1999 and the six and three months ended January 31, 2000, respectively. The unamortized balance of $3,015,388 and $3,665,640 has been reflected as a reduction of stockholders' equity as of July 31, 1999 and January 31, 2000, respectively.

                                      * * *

Item 2. Management's Discussion and Analysis.

                              RESULTS OF OPERATIONS

Six months ended January 31, 2000 as compared to the six months ended January 31, 1999

Subscription revenue:

Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product " Jag Notes". Jag Notes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JagNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the six month period ended January 31, 2000 we were in the process of completing the development of our Web Site and changing our focus to also include the retail investor. While revenues for the year ended July 31, 1999 showed a decline as a result of our change in focus, revenues for the six months ended January 31, 2000 increased by 48% or approximately $204,000 over the comparable period ending January 31, 1999 or from approximately $424,000 to approximately $628,000. The increase in revenues is attributable to: (i) An increase in the number of subscribers from the equivalent of approximately 10,500 retail subscriptions at January 31, 1999 to approximately 13,500 at January 31, 2000 which is mainly the result of new retail subscriptions to our web sites and (ii) recently instituted distribution agreements with several other web sites. While there can be no guarantee of future increases, we would expect revenues to continue to increase in the future as a result of the launch of our European website as well as our continuing to realize the benefit of our distribution agreements. Although the European website was launched on December 1, 1999, through January 31, 2000 no subscription revenue was earned. The website has been made available to interested parties on a free trial basis

Cost of Revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site and payments to commentators for their reports that are posted on the web sites. During the six months ended January 31, 2000 cost of revenues increased by approximately $3,003,000 to approximately $3,068,000 from approximately $65,000 for the comparable period ending January 31, 1999.

The primary cause of this increase is the introduction of the on-line services and the cost of the commentators who write reports for our web site. The major components of this increase are:

(i) A $2,176,000 non-cash charge for the amortization of unearned compensation associated with the issuance of common stock and stock options to the commentators for services rendered during the six months ended January 31, 2000.

(ii) Approximately $519,000 of cash payments to the commentators which pertains to services performed during the six months ended January 31, 2000 and;

(iii) Approximately $315,000 expensed in connection with the on-line services and the development and maintenance of our web sites during the six months ended January 31, 2000.

The balance of the increase is attributable to an overall increase in the number of telephone and fax lines. It is our intention to continue to attract additional commentators for our web sites. Accordingly, in periods subsequent to January 31, 2000 the cost of revenues will likely continue to grow.

Selling expense:

Selling expenses consist primarily of advertising and other promotion expenses. During the six months ended January 31, 2000 selling expenses increased approximately $938,000 from approximately $6,000 for the comparable period ending January 31, 1999 to approximately $944,000. The primary reasons for this increase are attributable to an increase in travel related expenses and promotional costs incurred in promoting our new focus and web sites as well as exploring opportunities for web sites in other countries and developing ancillary products.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $1,584,000 during the six months ended January 31, 2000 from approximately $293,000 for the six months ended January 31, 1999 to approximately $1,877,000 for the six months ended January 31, 2000. The increase in general administrative expenses is primarily attributable to the following:

(i) An approximate $738,000 increase in professional fees for the six months ended January 31, 2000 from approximately $4,000 to approximately $742,000. The increase in professional fees results from attorneys' fees relating to general corporate matters such as reviewing and negotiating contracts with consultants and other parties and establishing new international operations, as well as outside accounting and attorneys fees in connection with various filings with the Securities and Exchange Commission.

(ii) An approximate $341,000 increase in salaries to officers and office staff for the six months ended January 31, 2000 from approximately $214,000 to approximately $555,000. The increase in salaries results from additional staff needed in order to properly support our growing subscriber base and the expansion of our business.

(iii) For the six months ended January 31, 1999 rent expense was immaterial. Rent expense for the six months ended January 31, 2000 was approximately $156,000. The increase is associated with the growing space required to support additional staff and locations as we continue to change our focus and increase our subscriber base.

(iv) For the six months ended January 31, 2000 we incurred approximately $60,000 in connection with investor relations activities. We incurred no such costs for the six months ended January 31, 1999.

The remainder of the increase is attributable to general office expenditures as a result of adding new locations and staff.

Operating income:

As a result of the above, the Company incurred an operating loss of approximately $5,164,000 for the six months ended January 31, 2000 as compared to an operating profit of approximately $27,000 for the six months ended January 31, 1999.

Three months ended January 31, 2000 as compared to the three months ended January 31, 1999

Subscription revenue:

Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product " Jag Notes". Jag Notes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JagNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the six month period ended January 31, 2000 we were in the process of completing the development of our Web Site and changing our focus to also include the retail investor. While revenues for the year ended July 31, 1999 showed a decline as a result of our change in focus, revenues for the three months ended January 31, 2000 increased by 65%, or approximately $127,000 over the same three month period ended January 31, 1999 or from approximately $194,000 to approximately $321,000. The increase in revenues is attributable to: (i) An increase in the number of subscribers from the equivalent of approximately 10,500 retail subscriptions at January 31, 1999 to approximately 13,500 at January 31, 2000 which is mainly the result of new retail subscriptions to our web sites and (ii) recently instituted distribution agreements with several other web sites. While there can be no guarantee of future increases, we would expect revenues to continue to increase in the future as a result of the launch of our European website as well as our continuing to realize the benefit of our distribution agreements. Although the European website was launched on December 1, 1999, through January 31, 2000 no subscription revenue was earned. The website has been made available to interested parties on a free trial basis

Cost of Revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site and payments to commentators for their reports that are posted on the web sites. During the three months ended January 31, 2000 cost of revenues increased by approximately $1,696,000 to approximately $1,716,000 from approximately $20,000 for the comparable period ending January 31, 1999.

The primary cause of this increase is the introduction of the on-line services and the cost of the commentators who write reports for our web site. The major components of this increase are:

(iv) A $1,274,000 non-cash charge for the amortization of unearned compensation associated with the issuance of common stock and stock options to the commentators for services rendered during the three months ended January 31, 2000;

(v) Approximately $277,000 of cash payments to the commentators which pertains to services performed during the three months ended January 31, 2000;

(vi) Approximately $144,000 expensed in connection with the on-line services and the development and maintenance of our web sites during the three months ended January 31, 2000.

The balance of the increase is attributable to an overall increase in the number of telephone and fax lines. It is our intention to continue to attract additional commentators for our web sites. Accordingly, in periods subsequent to January 31, 2000 the cost of revenues will likely continue to grow.

Selling expense:

Selling expenses consist primarily of advertising and other promotion expenses. During the three months ended January 31, 2000 selling expenses increased approximately $501,000 from approximately $3,000 for the three months ended January 31, 1999 to approximately $504,000 . The primary reasons for this increase are attributable to an increase in travel related expenses and promotional costs incurred in promoting our new focus and web sites as well exploring opportunities for web sites in other countries and developing ancillary products.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $1,071,000 during the three months ended January 31, 2000 from approximately $143,000 for the three months ended January 31, 1999 to approximately $1,214,000. The increase in general administrative expenses is primarily attributable to the following:

(v) An approximate $509,000 increase in professional fees for the three months ended January 31, 2000 from approximately $2,000 for the three months ended January 31, 1999 to approximately $511,000. The increase in professional fees results from attorneys' fees relating to general corporate matters such as reviewing and negotiating contracts with consultants and other parties and establishing new international operations, as well as outside accounting and attorneys fees in connection with various filings with the Securities and Exchange Commission.

(vi) An approximate $225,000 increase in salaries to officers and office staff for the three months ended January 31, 2000 from approximately $105,000 for the three months ended January 31, 1999 to approximately $330,000. The increase in salaries results from additional staff needed in order to properly support our growing subscriber base and the expansion of our business.

(vii) For the three months ended January 31, 1999 rent expense was immaterial. Rent expense for the three months ended January 31, 2000 was approximately $78,000. The increase is associated with the growing space required to support additional staff and locations as we continue to change our focus and increase our subscriber base.

(viii) For the three months ended January 31, 2000 we incurred approximately $9,000 in connection with investor relations activities. We incurred no such costs for the three months ended January 31, 1999.

The remainder of the increase is attributable to general office expenditures as a result of adding new locations and staff.

Operating income:

As a result of the above, the Company incurred an operating loss of approximately $3,070,000 for the three months ended January 31, 2000 as compared to an operating profit of approximately $13,000 for the three months ended January 31, 1999 .

                         Liquidity and Capital Resources

At January 31, 2000, the Company had working capital of $4,622,431 including cash and cash equivalents of $3,664,217 primarily as a result of three private placements that occurred in March and April 1999 and January 2000. The first two private placements in March and April 1999 raised capital of approximately $7,560,000, net of $708,000 in fees. In connection with the first two private placements, as of January 31, 2000 there were 555,130 warrants outstanding entitling the holders of such warrants to purchase within two years of issuance one share of common stock for $14 per share. Pursuant to a subscription agreement entered into January 17, 2000 the third private placement raised capital of $1,349,960 net of related costs of $150,040. The subscription agreement provides for an additional $1,250,000 to be raised as well.

Through January 31, 2000 we have entered into agreements with approximately forty commentators and other consultants expiring at various times through May 2002. Through July 31, 1999 aggregate consideration paid under these agreements consisted of cash payments of $564,000, the issuance of 120,000 shares of common stock with a fair value of $1,460,000, the grant of options to purchase 235,000 shares of common stock at $2.00 per share with a fair value of $1,661,850 and the grant of options to purchase 100,000 shares of common stock at $16.25 per share with a fair value of $165,000. During the six months ended January 31, 2000, we paid cash consideration of approximately $656,000 and granted options to purchase 387,500 shares of common stock at $2.00 per share with a fair value of approximately $2,097,000 in connection with additional employment and consulting agreements. In addition, during the six months ended January 31, 2000 pursuant to an amended consulting agreement, we cancelled options to purchase 100,000 shares of common stock at $16.25 per share and issued the consultant options to purchase 200,000 shares of common stock at $2.00 share with a fair value of $894,000. The fair value of the original options at the date of grant was $165,000. Accordingly, during the six months ended January 31, 2000 the Company recorded additional unearned compensation of $729,000. The fair value of the options granted are computed in accordance with FASB-123 "Accounting for Stock Based Compensation." The unearned compensation will be amortized as a non-cash charge to operations on a straight-line basis over the life of the applicable agreements. In addition, at January 31, 2000, included in prepaid expenses is approximately $418,000 for cash payments made pursuant to the aforementioned agreements for services to be rendered to the Company in future periods.

During the six months ended January 31, 2000 we used approximately $3,531,000 in our operations. The major uses of this cash were to fund our net loss for the six months ended January 31, 2000. In addition, during the six months ended January 31, 2000 we incurred a non-cash charge of $2,176,000 related to the amortization of unearned compensation.

During the six months ended January 31, 2000 we used approximately $234,000 in investing activities for the purchase of equipment and additions to our web sites.

We believe that the net proceeds from the aforementioned offerings, together with our current cash, will be sufficient to meet our anticipated needs for working capital and capital expenditures to operate our current business for at least the next twelve months. However, if the Company continues to utilize working capital at its current pace, and is unable to raise additional capital, we might have to curtail or even halt our current development and expansion plans. We currently anticipate that our capital expenditures will approximate on a short term basis $69,000 in order to complete both our web sites. Pursuant to the employment and consulting agreements we are committed to make cash payments of $1,506,000, $398,000 and $150,000 during the years ended January 31, 2001,
2002 and 2003 respectively. In addition, at January 31, 2000 we have escrow deposits of approximately $412,000 related to the purchase of minority interests in two Companies. Subsequent to January 31, 2000 we closed on one of the purchases and in connection therewith, paid additional cash consideration of $150,000. If the cash generated from operations is not sufficient to fund our liquidity requirements or planned growth, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. We may also attempt to raise cash before such time. There can be no assurance that such additional funding or strategic alliances, if needed, will be available on terms attractive to us or at all. The failure to raise capital when needed could materially affect our business, results of operations and financial condition.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

                              Year 2000 Disclosure

During the six months ended January 31, 2000 we completed our Year 2000 assessment. The costs of such assessment were not significant. In addition, we have experienced no problems in the operations of our business as a result of anticipated Year 2000 effects on computer systems.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no currently pending law suits or similar administrative proceedings and, to the best of our knowledge, there is presently no basis for any suit or proceeding.

Item 2.  Changes in Securities and Use of Proceeds.

     In January 2000, we closed a private sale of 785,715 shares of common stock to Reliant Limited, a corporation organized under the laws of the Isle of Man, for cash consideration of $2,750,000, $1,500,000 of which was paid to us on January 17, 2000 and $1,250,000 of which is a receivable as of March 16, 2000. A 10% fee was paid to the placement agent out of the first drawdown. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

     During the six months ended January 31, 2000 options to purchase 587,500 shares of common stock at an exercise price of $2.00 per share have been granted to various consultants. Options to purchase 100,000 shares of common stock at $16.25 per share previously granted have been cancelled. See Note 5 to the Condensed Consolidated Financial Statements contained herein.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit
Number   Description
------   -----------

2.1 Agreement and Plan of Reorganization, dated March 16, 1999, between Professional Perceptions, Inc. (now known as JagNotes.com Inc.); Harold Kaufman, Jr., an officer, director and principal stockholder thereof; NewJag, Inc.; and the stockholders of NewJag, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on July 30, 1999).

2.2 Agreement and Plan of Merger, dated as of July 29, 1999, by and among Jag Notes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the SEC on September 30, 1999).

3.1 Articles of Incorporation of JagNotes.com Inc., as amended (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the SEC on September 30,
         1999).

3.2 Bylaws of JagNotes.com Inc. (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the SEC on September 30, 1999).

10.1 1999 Long Term Incentive Plan (incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed with the SEC on October 26, 1999).

27.1     Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the six months ended January 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JAGNOTES.COM INC.


Date: March 16, 2000           By:  /s/ Gary Valinoti
                                   -------------------------------
                                   Name:  Gary Valinoti
                                   Title: President and Chief Executive Officer

Date: March 16, 2000           By: /s/ Stephen R. Russo
                                   ------------------------------
                                   Name: Stephen R. Russo
                                   Title: Chief Financial Officer