Form 10QSB
period 2000-04-30
JAGNOTES COM
filed 2000-06-16
CIK 1089029

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended April 30, 2000.
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

         As of June 14, 2000, the registrant had 14,782,005 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                       JagNotes.com Inc. and Subsidiaries



                                                                                     PAGE
                                                                                     ----

Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at April 30, 2000 (Unaudited)
              and July 31, 1999                                                       F-2

              Condensed Consolidated Statements of Operations
              Nine and Three Months Ended April 30, 2000 and 1999 (Unaudited)         F-3

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Nine Months Ended April 30, 2000 (Unaudited)                            F-4

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended April 30, 2000 (Unaudited)                            F-5

              Notes to Condensed Consolidated Financial Statements                   F-6/14

Item 2.       Management's Discussion and Analysis or Plan of Operation


Part II - Other Information

Item 4.       Submission of Matters to a Vote of Security Holders

Item 6.       Exhibits and Reports on Form 8-K

              Signatures


                                      * * *

                       JagNotes.com Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                  April 30, 2000 (Unaudited) and July 31, 1999


                                                                  April           July
                                   Assets                       30, 2000        31, 1999
                                   ------                     ------------    ------------
                                                              (Unaudited)     (See Note 1)
Current assets:
    Cash and cash equivalents                                 $  1,311,905    $  6,078,922
    Accounts receivable                                            123,595          18,900
    Other current assets                                         1,056,257         753,532
                                                              ------------    ------------

           Total current assets                                  2,491,757       6,851,354

Equipment, net of accumulated depreciation of $33,003
    and $17,484                                                    130,216           2,603
Capitalized software costs, net of accumulated amortization
    of $201,732 and $16,084                                        482,632         243,280
Investment in other investment information provider                300,000
Other assets                                                       374,252          12,004
                                                              ------------    ------------

           Totals                                             $  3,778,857    $  7,109,241
                                                              ============    ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                     $    210,572    $    131,395
    Deferred revenues                                              305,588         283,222
                                                              ------------    ------------
           Total liabilities                                       516,160         414,617
                                                              ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.00001 per share; 14,782,005
        and 13,996,290 shares issued and outstanding                   148             140
    Additional paid-in capital                                  21,115,672      10,920,215
    Unearned compensation                                       (7,013,990)     (3,015,388)
    Accumulated deficit                                        (10,839,133)     (1,210,343)
                                                              ------------    ------------
           Total stockholders' equity                            3,262,697       6,694,624
                                                              ------------    ------------

           Totals                                             $  3,778,857    $  7,109,241
                                                              ============    ============

See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
         Nine and Three Months Ended April 30, 2000 and 1999 (Unaudited)


                                                 Nine Months                   Three Months
                                                Ended April 30,               Ended April 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Subscription revenues                   $    831,875    $    641,963    $    204,179    $    218,232
                                        ------------    ------------    ------------    ------------

Operating expenses:
    Cost of revenues                       4,703,385         107,881       1,635,033          42,801
    Write-off of capitalized software
        costs                                 48,252                          48,252
    Selling expenses                       1,826,861          78,584         882,917          72,170
    General and administrative ex-
        penses                             4,010,435         496,278       2,132,705         202,948
                                        ------------    ------------    ------------    ------------
           Totals                         10,588,933         682,743       4,698,907         317,919
                                        ------------    ------------    ------------    ------------

Loss from operations                      (9,757,058)        (40,780)     (4,494,728)        (99,687)

Interest income                              128,268                          30,064
                                        ------------    ------------    ------------    ------------

Loss before income taxes                  (9,628,790)        (40,780)     (4,464,664)        (99,687)

Provision (credit) for income taxes                              838                         (31,146)
                                        ------------    ------------    ------------    ------------

Net loss                                $ (9,628,790)   $    (41,618)   $ (4,464,664)   $    (68,541)
                                        ============    ============    ============    ============


Basic net loss per share                       $(.68)          $(.01)          $(.31)          $(.01)
                                               =====           =====           =====           =====


Basic weighted average common
    shares outstanding                    14,217,666       7,461,901      14,605,439       9,002,922
                                        ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Stockholders' Equity
                  Nine Months Ended April 30, 2000 (Unaudited)

                                    Common Stock
                               ----------------------    Additional
                                Number of                 Paid-in     Unearned       Accumulated
                                  Shares      Amount      Capital    Compensation      Deficit          Total
                               ------------   -------   -----------  ------------    ------------    -----------

Balance, August 1, 1999          13,996,290   $   140   $10,920,215  $ (3,015,388)   $ (1,210,343)   $ 6,694,624

Sale of common stock, net
    of expenses of $275,040         785,715         8     2,474,952                                    2,474,960

Effects of issuance of stock
    options and warrants in
    exchange for services                                 7,720,505    (7,720,505)

Amortization of unearned
    compensation                                                        3,721,903                      3,721,903

Net loss                                                                               (9,628,790)    (9,628,790)
                               ------------   -------   -----------  ------------    ------------    -----------

Balance, April 30, 2000          14,782,005   $   148   $21,115,672  $ (7,013,990)   $(10,839,133)   $ 3,262,697
                               ============   =======   ===========  ============    ============    ===========


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
              Nine Months Ended April 30, 2000 and 1999 (Unaudited)

                                                                         2000           1999
                                                                     -----------    -----------

Operating activities:
    Net loss                                                         $(9,628,790)   $   (41,618)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation                                                      15,519            975
        Amortization of software costs                                   137,396
        Write-off of capitalized software costs                           48,252
        Amortization of unearned compensation                          3,721,903          6,400
        Deferred income taxes                                                            10,295
        Changes in operating assets and liabilities:
           Accounts receivable                                          (104,695)         6,204
           Other current assets                                         (452,725)      (239,506)
           Other assets                                                 (100,000)
           Accounts payable and accrued expenses                          79,177        677,700
           Deferred revenues                                              22,366        (19,981)
                                                                     -----------    -----------
               Net cash provided by (used in) operating activities    (6,261,597)       400,469
                                                                     -----------    -----------

Investing activities:
    Purchases of equipment                                              (143,132)
    Software costs capitalized                                          (425,000)       (16,500)
    Investment in other investment information provider                 (150,000)
    Escrow deposit for purchase of investment in software
        developer                                                       (262,248)
                                                                     -----------    -----------
               Net cash used in investing activities                    (980,380)       (16,500)
                                                                     -----------    -----------

Financing activities - net proceeds from private placements
    of common stock                                                    2,474,960      7,505,016
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                  (4,767,017)     7,888,985

Cash and cash equivalents, beginning of period                         6,078,922          5,901
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $ 1,311,905    $ 7,894,886
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

                JagNotes, Inc. ("JNI") and its predecessors have been providing financial and investment information within the financial community since 1989. It operated as an unincorporated business from 1989 until August 1992 when it was incorporated in New Jersey as NewJag, Inc. Its name was changed to JagNotes, Inc. in December 1993. JNI gathers and compiles information from contacts at financial institutions and releases such information to subscribers on a timely basis through facsimile transmissions and its initial web site, www.JagNotes.com, which opened in April 1999. Subscribers receive information about newly-issued research reports and analyst opinions, upgrades, downgrades and coverage changes. Initially, JNI's customers were primarily financial professionals. During the year ended July 31, 1999, JNI began to focus its marketing efforts on retail subscribers. It has also been upgrading its initial web site. Management considers all of the financial services provided to be within the same business segment.

                As of March 16, 1999, JagNotes had 3,820,900 outstanding shares of common stock, with a par value of $.00001 per share. Effective as of that date, certain stockholders of JNI purchased a total of 2,900,000 of the outstanding shares of JagNotes' common stock and JagNotes issued 3,500,000 shares of common stock to acquire all of the 1,000 shares of common stock, which had no par value, of JNI then outstanding (the "Exchange"). As a result, JNI became a wholly-owned subsidiary of JagNotes, and JagNotes had 7,320,000 shares of common stock outstanding, of which 6,400,000 shares, or 87.4%, were owned by the former stockholders of JNI and 920,000, or 12.6%, were owned by the former stockholders of JagNotes. However, since the former stockholders of JNI became the owners of a majority of the outstanding common shares of JagNotes after the Exchange and JagNotes had no significant operating activities or assets and liabilities prior to the Exchange, the Exchange was treated effective as of March 16, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which JagNotes was the legal acquirer and JNI was the accounting acquirer. As a result, the assets and liabilities of the accounting acquirer, JNI, continued to be recorded at their historical carrying values as of March 16, 1999; however, common stock and additional paid-in capital were adjusted as of March 16, 1999 to reflect the $.00001 per share par value of the shares of the legal acquirer, JagNotes, and all references to the number of shares of common stock of JNI as of dates or for periods prior to the Exchange have been restated to reflect the ratio of the number of common shares of JagNotes effectively exchanged for common shares of JNI. In addition, the accompanying consolidated financial statements for the periods prior to March 16, 1999 are comprised, effectively, of the historical financial statements of JNI.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Organization and basis of presentation (continued):
                The "Company" as used herein refers to JNI prior to March 16, 1999 and JagNotes together with JNI from March 16, 1999 through August 16, 1999 and JagNotes.Euro.com Ltd., a wholly-owned subsidiary of JagNotes that commenced operations and the development of an international web site on July 8, 1999.

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2000, its results of operations for the nine and three months ended April 30, 2000 and 1999, its cash flows for the nine months ended April 30, 2000 and 1999 and its changes in stockholders' equity for the nine months ended April 30, 2000. Information included in the condensed consolidated balance sheet as of July 31, 1999 has been derived from the audited consolidated balance sheet included in the Company's amended Form SB-2 (the "SB-2") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the SB-2.

                The consolidated results of operations for the nine and three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                The accompanying condensed consolidated financial statements have been prepared based on the assumption that the Company will continue as a going concern. However, during the nine months ended April 30, 2000, the Company only generated revenues of approximately $832,000, while it incurred a net loss of $9,629,000 and its operating activities used $6,262,000 of cash. Management believes that the Company will continue to incur net losses and its operating activities will continue to use cash through at least April 30, 2001.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Organization and basis of presentation (concluded):
                Management also believes that the commercial success and profitability of the Company will depend significantly on its ability to expand its subscriber base in the United States and internationally which, in turn, will depend on its ability to expand the range of services it will provide to subscribers, including the ability to bring "real time" video reporting to subscribers through the web sites it is developing. Therefore, although the Company had working capital of $1,976,000 and cash balances of $1,312,000 as of April 30, 2000, management believes that the Company will need substantial amounts of additional liquid resources to meet obligations under contractual commitments and fund the activities needed to expand its subscriber base and the range of services it will provide. In the absence of the financing arrangements described in Note 8, the conditions described above, among others, would have raised substantial doubts about the Company's ability to continue as a going concern.


Note 2 - Earnings (loss) per share:
                The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                Diluted earnings per share has not been presented in the accompanying condensed consolidated statements of operations because: (i) the Company had net losses for the nine and three months ended April 30, 2000 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive and (ii) the Company did not have any potentially dilutive common shares during the nine and three months ended April 30, 1999.


Note 3 - Capitalized software development costs:
                The Company capitalizes the costs of purchased software which is ready for use in connection with the development of its web site. Such costs are amortized using the straight-line method over estimated useful lives which do not exceed five years.

                During the three months ended April 30, 2000, management decided that the Company's initial web site in the United States would not be commercially successful unless the software was redesigned, and the Company entered into a contract for the purchase of such redesigned software. The redesigned software became operational in June 2000. As a result, management reduced the estimated useful life of the old software and wrote down its cost by $48,000 as of April 30, 2000.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Investment in and commitment to invest in other companies:
                During the nine months ended April 30, 2000, the Company purchased a 7% equity interest in another Internet-based provider of financial and investment information. As of April 30, 2000, the investment was carried at its cost of $300,000. The investee is controlled by a consultant to the Company.

                During the nine months ended April 30, 2000, the Company had also made deposits and incurred other costs aggregating
                $262,248 (which were included in other assets) related to an agreement for its acquisition of a minority equity interest in a company that has developed software that will allow multiple web pages to be utilized at the same time. The software could facilitate access to the Company's web sites through web sites maintained by other providers of financial and investment information. If the agreement is consummated, the Company would own approximately 2.5% equity interest in this investee.


Note 5 - Income taxes:
                As of April 30, 2000, January 31, 2000 and July 31, 1999, the Company had net operating loss carryforwards of approximately $6,534,000, $3,659,000 and $538,000, respectively, available to reduce future Federal taxable income which will expire in 2020. The Company did not have any net operating loss carryforwards as of April 30, 1999, January 31, 1999 and July 31, 1998.

                The Company's deferred tax assets as of April 30, 2000 and July 31, 1999 consisted of the effects of temporary differences attributable to the following:

                                                         April 30,     July 31,
                                                           2000          1999
                                                       -----------    ---------
                    Deferred revenues, net             $    72,700    $ 105,600
                    Goodwill                                 6,400       11,200
                    Unearned compensation                1,595,000      108,400
                    Net operating loss carryforwards     2,609,700      214,800
                                                       -----------    ---------
                                                         4,283,800      440,000
                    Less valuation allowance            (4,283,800)    (440,000)
                                                       -----------    ---------

                        Totals                         $      --      $    --
                                                       ===========    =========

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Income taxes (concluded):
                Due to the uncertainties primarily related to the extent and timing of the Company's future taxable income arising from the changes in the nature of its business described in Note 1, the Company offset its deferred tax assets by an equivalent valuation allowance as of April 30, 2000, January 31, 2000 and July 31, 1999. Accordingly, although the Company had pre-tax losses for the nine and three months ended April 30, 2000, it increased the valuation allowance by $3,843,800 and $1,783,400 for the nine and three months ended April 30, 2000, respectively, and did not recognize a credit for Federal income taxes in either period.

                The Company's effective tax rates for the nine and three months ended April 30, 1999 differed from the statutory Federal income tax rate of 34% primarily as a result of the effects of nondeductible expenses and state income taxes.


Note 6 - Commitments:
                Web site development costs:
                    As of April 30, 2000, the Company had contractual obligations aggregating approximately $289,000 for services to be rendered subsequent to that date in connection with the on-going development of its web site.

                Consulting and employment agreements:
                    As of April 30, 2000, the Company was obligated to make approximate cash payments under consulting and employment agreements as follows:

                 Year Ending
                  January 31,  Consulting   Employment     Total
                 ------------  ----------   ----------   ----------

                        2001   $1,170,000   $  176,000   $1,346,000
                        2002      529,000                   529,000
                        2003       19,000                    19,000
                               ----------   ----------   ----------

                    Totals     $1,718,000   $  176,000   $1,894,000
                               ==========   ==========   ==========

                Operating leases:
                    The Company leases office space under month-to-month and longer term noncancelable operating leases. Rent expense was $221,000 and $65,000 for the nine and three months ended April 30, 2000, respectively. Rent expense was not material for the nine and three months ended April 30, 1999. As of April 30, 2000, minimum rental obligations under noncancelable operating leases that expire through October 2001 totaled approximately $115,000 of which $79,000 and $36,000 is payable in the years ending April 30, 2001 and 2002, respectively.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Other issuances of common stock, warrants and stock options:
                During the nine months ended April 30, 2000, the Company received proceeds of $2,474,960, net of related costs and expenses of $275,040, from the sale of 785,715 shares of common stock. The sales were made through private placements exempt from registration under the Securities Act of 1933.

                On October 1, 1999, the Board of Directors approved the 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan may not exceed 15% of the aggregate number of shares of the Company's common stock outstanding as of the date of grant. As of April 30, 2000, the number of shares that could have been subject to awards under the Incentive Plan was limited to 2,217,301 shares.

                As of April 30, 2000, the Company had granted options under the Incentive Plan and had granted other stock options and warrants for the purchase of a total of 1,635,500 shares of common stock. Substantially all of these options and warrants were granted from March 1, 1999 through April 30, 2000 pursuant to several consulting agreements primarily with investment analysts and commentators (see Note 6). Most of the agreements have an initial term of one year and are renewable at the option of the Company for an additional year.

                The number of shares subject to options and warrants as of August 1, 1999 and April 30, 2000 and the changes in the number of shares subject to options and warrants during the nine months ended April 30, 2000 along with information as to related charges to compensation and unearned compensation is set forth below:

                                                                                          Range of
                                                                          Number          Exercise
                                                                         of Shares          Price
                                                                         ---------     ---------------

                    Options outstanding, August 1, 1999 (A)                335,000     $2.00 - $16.25

                    Options and warrants granted (B) (C)                 2,150,500      $2.00 - $6.00

                    Options cancelled (C)                                 (100,000)            $16.25
                                                                         ---------

                    Options and warrants outstanding, April 30, 2000     2,385,500      $2.00 - $6.00
                                                                         =========      =============

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Other issuances of common stock, warrants and stock options
         (continued):
                  (A) During the year ended July 31, 1999, the Company issued options to purchase a total of 335,000 shares of common stock, at exercise prices of $2.00 and $16.25 per share that were initially scheduled to expire at various dates through July 2009, and a total of 20,000 shares of common stock as part of the consideration paid or to be paid pursuant to agreements with consultants. In addition, an executive officer of the Company transferred 100,000 shares of common stock with a fair value of $1,312,500 to one of the consultants. The options had an estimated fair value of $1,826,850 and the shares issued and transferred had an estimated fair value of $1,460,000. Accordingly, the Company recorded a total of $3,286,850 as unearned compensation during the year ended July 31, 1999 in connection with such issuances.

                  (B) Includes options for the purchase of 810,500 shares granted pursuant to the Incentive Plan.

                  (C) During the nine months ended April 30, 2000, the Company issued options to purchase a total of 1,400,500 shares of common stock at exercise prices ranging from $2.00 to $3.50 per share and warrants to purchase 750,000 shares of common stock that are scheduled to expire at various dates through April 2010 as part of the consideration paid or to be paid pursuant to agreements with consultants. The options and warrants had an estimated fair value of $7,885,505. Options for the purchase of 200,000 shares were issued pursuant to an amendment to an agreement consummated with a consultant during the year ended July 31, 1999. The amendment resulted in the cancellation of options for the purchase of 100,000 shares at $16.25 per share under the original agreement that had an estimated fair value of $165,000 at the date of grant. Accordingly, the Company recorded a total of $7,720,505 (the fair value of the options and warrants issued less the fair value of the options and warrants cancelled at their respective grant dates) as unearned compensation during the nine months ended April 30, 2000 .

                The fair values of the options, warrants and shares issued and transferred pursuant to the consulting agreements were determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," using the "minimum value method" through October 31, 1999 (due to the limited amount of trading in the Company's shares through that date) and the Black-Scholes option-pricing model thereafter. The fair values were determined based on the following assumptions:

                    Expected years of option life:                           5
                    Risk-free interest rate:                                 6%
                    Dividend yield:                                          0%
                    Volatility:
                        Through October 31, 1999                             0%
                        November 1, 1999 through January 31, 2000           79%
                        February 1, 2000 through April 30, 2000            110%

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Other issuances of common stock, warrants and stock options
         (concluded):
                Unearned compensation is being amortized to expense on a straight-line basis over the initial term of each consulting agreement. A total of $3,721,903, $1,546,180 and $271,462 was amortized during the nine and three months ended April 30, 2000 and the year ended July 31, 1999, respectively. The unamortized balance of $7,013,990 and $3,015,388 has been reflected as a reduction of stockholders' equity as of April 30, 2000 and July 31, 1999, respectively.


Note 8 - Subsequent events:
                Employment agreements:
                    From May 1, 2000 through June 15, 2000, the Company entered into consulting agreements with several other investment analysts and commentators (see Note 6). Each agreement has an initial term of one year and is renewable at the option of the Company for another year. The consideration paid or to be paid by the Company pursuant to these agreements will consist of cash payments aggregating $50,000 and issuances of options to purchase 450,000 shares of the Company's common stock at $2.00 per share that will expire at various dates through June 2010. The options had a fair value of approximately $555,500 at their respective grant dates (see
                    Note 7), which will be amortized to compensation expense on a straight-line basis over the initial term of each consulting agreement.

                Financing agreements:
                    On June 12, 2000, the Company effected a private placement of a convertible debenture in the principal amount of $2,500,000 that matures June 12, 2003 and bears interest at an annual rate of 8%. The principal of and interest on the debenture is convertible at the option of the investor into common stock of the Company at the lesser of $1.31 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The Company can require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period ranging from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume). The purchaser of the debenture also received a warrant to purchase 572,519 shares of the Company's common stock at a price of $3.62 per share during the five year period subsequent to the date of issuance.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 8 - Subsequent events (concluded):
                Financing agreements (concluded)
                    As of June 14, 2000, the Company entered into a $10,000,000 equity line of credit agreement with the same investor pursuant to which it can put its shares to the investor, from time to time, once they are registered with the SEC, at a price equal to 85% of the average of the five lowest closing bid prices for such shares over the ten trading days preceding the sale of such shares. The Company may put such shares to the investor at the rate determined by the matrix for the forced conversion of the debenture described in the preceeding paragraph.

                    Placement agents and their counsel received a fee of 10% of the principal amount of the debenture and proceeds of the sale of shares under the equity line, as well as five year warrants to purchase 27,500 shares of the Company's common stock at $2.00 per share and the payment of their legal fees. In addition, the Company is required to pay all of the SEC registration costs for the shares to be issued upon conversion of the debenture, under the equity line of credit and upon exercise of the warrants.

Item 2. Management's Discussion and Analysis.

                                   RESULTS OF OPERATIONS

Nine months ended April 30, 2000 as compared to the Nine months ended April 30, 1999

Subscription revenue:

Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product "Jag Notes". Jag Notes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JagNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the nine month period ended April 30, 2000 we were in the process of completing the development of our web site and changing our focus to also include the retail investor. While revenues for the year ended July 31, 1999 showed a decline as a result of our change in focus, revenues for the nine months ended April 30, 2000 increased by 30% or approximately $190,000 over the same nine month period ended April 30, 1999 or from approximately $642,000 to approximately $832,000. The increase in revenues is attributable to: (i) An increase in the number of subscribers from the equivalent of approximately 10,300 retail subscriptions at April 30, 1999 to approximately 16,000 at April 30, 2000 which is mainly the result of new retail subscriptions to our web sites and (ii) recently instituted distribution agreements with several other web sites. While there can be no guarantee of future increases, we would expect revenues to continue to increase in the future as a result of our becoming increasingly better known as well as the continuing effect of our distribution agreements. Although the European website was launched on December 1, 1999, through April 30, 2000 no subscription revenue was earned. The website has been made available to interested parties on a free trial basis.

Cost of Revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site and payments to commentators for their reports that are posted on the web sites. During the nine months ended April 30, 2000 cost of revenues increased by approximately $4,596,000 to approximately $4,703,000 from approximately $107,000.

The primary cause of this increase is the introduction of the on-line services and the cost of the commentators who write reports for our web site. The major components of this increase are:

(i) A $2,837,000 non-cash charge for the amortization of unearned compensation associated with the issuance of common stock and stock options to the commentators for services during the nine months ended April 30, 2000.

(ii) Approximately $1,007,660 of cash payments to the commentators which pertains to services performed during the nine months ended April 30, 2000.

(iii) Approximately $657,000 expensed in connection with the on-line services and the development and maintenance of our web sites during the nine months ended April 30, 2000.

The balance of the increase is attributable to an overall increase in the number of telephone and fax lines. It is our intention to continue to attract additional commentators for our web sites. Accordingly, in periods subsequent to April 30, 2000 the cost of revenues will likely continue to grow.

Selling expense:

Selling expenses consist primarily of advertising and other promotion expenses. During the nine months ended April 30, 2000 selling expenses increased approximately $1,748,000 from approximately $79,000 to approximately $1,827,000. The major components of this increase are:

(i) Approximately $577,00 expensed in connection with the production and airing of an infomercial.

(ii) Approximately $460,000 for business travel expended in connection with exploring opportunities for web sites in other countries.

The remainder of the increase is attributed to an overall increase in advertising and promotional costs incurred in connection with promoting our web sites.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $3,514,000 during the nine months ended April 30, 2000 from approximately $496,000 to approximately $4,010,000. The increase in general administrative expenses is primarily attributable to the following:

(i) An approximate $1,104,00 increase in professional fees for the nine months ended April 30, 2000 from approximately $6,000 to approximately $1,110,000. The increase in professional fees results from attorneys' fees relating to general corporate matters such as reviewing and negotiating contracts with consultants and other parties, as well as outside accounting and attorneys fees in connection with various filings with the Securities and Exchange Commission.

(ii) An approximate $782,000 increase in salaries to officers and office staff for the nine months ended April 30, 2000 from approximately $308,000 to approximately $1,090,000. The increase in salaries results from additional staff needed in order to properly support the expansion of our business.

(iii) For the nine months ended April 30, 1999 rent expense was immaterial. Rent expense for the nine months ended April 30, 2000 was approximately $221,000. The increase is associated with the growing space required to support additional staff and locations as we continue to change our focus and attempt to increase our subscriber base.

(iv) An approximate increase of $884,000 in consulting fees from approximately $218,000 for the nine months ended April 30, 1999 to approximately $1,102,000 for the nine months ended April 30, 2000 paid in connection with investor relations, investment banking advice, and exploring business expansion opportunities. Approximately $745,000 of the $1,102,000 was a non cash charge for the amortization of unearned compensation associated with the issuance of stock options and warrants to consultants for services during the nine months ended April 30, 2000.

The remainder of the increase is attributable to general office expenditures as a result of adding new locations and staff.

Operating income:

As a result of the above, the Company incurred an operating loss of approximately $9,629,000 for the nine months ended April 30, 2000 as compared to an operating loss of approximately $42,000 for the nine months ended April 30, 1999.

                                   RESULTS OF OPERATIONS

Three months ended April 30, 2000 as compared to the three months ended April 30, 1999

Subscription revenue:

Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product "Jag Notes". Jag Notes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JagNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the nine month period ended April 30, 2000 we were in the process of completing the development of our web site and changing our focus to also include the retail investor. Revenues for the three months ended April 30, 1999 as compared to the three months April 30, 2000 were comparable. While there can be no guarantee of future increases, we would expect revenues to increase in the future as a result of our becoming increasingly better known as well as the continuing effect of our distribution agreements. Although the European website was launched on December 1, 1999, through April 30, 2000 no subscription revenue was earned. The web site has been made available to interested parties on a free trial basis.

Cost of Revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site and payments to commentators for their reports that are posted on the web sites. During the three months ended April 30, 2000 cost of revenues increased by approximately $1,592,000 to approximately $1,635,000 from approximately $43,000.

The primary cause of this increase is the introduction of the on-line services and the cost of the commentators who write reports for our web site. The major components of this increase are:

(iv) A $661,000 non-cash charge for the amortization of unearned compensation associated with the issuance of common stock and stock options to the commentators for services during the three months ended April 30, 2000.

(v) Approximately $489,000 of cash payments to the commentators which pertains to services performed during the three months ended April 30, 2000.

(vi) Approximately $342,000 expensed in connection with the on-line services and the development and maintenance of our web sites during the three months ended April 30, 2000.

The balance of the increase is attributable to an overall increase in the number of telephone and fax lines. It is our intention to continue to attract additional commentators for our web sites. Accordingly, in periods subsequent to April 30, 2000 the cost of revenues will likely continue to grow.

Selling expense:

Selling expenses consist primarily of advertising and other promotion expenses. During the three months ended April 30, 2000 selling expenses increased approximately $811,000 from approximately $72,000 for the three months ended April 30, 1999 to approximately $883,000. The primary reasons for this increase are attributable to the following:

(iii) Approximately $577,00 expensed in connection with the production and airing of an infomercial.

(iv) Approximately $166,000 for business travel expended in connection with exploring opportunities for web sites in other countries.

The remainder of the increase is attributed to an overall increase in advertising and promotional costs incurred in connection with promoting our web sites.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $1,930,000 during the three months ended April 30, 2000 from approximately $203,000 for the three months ended April 30, 1999 to approximately $2,133,000. The increase in general administrative expenses is primarily attributable to the following:

(i) An approximate increase of $854,000 in consulting fees from approximately $48,000 for the three months ended April 30, 1999 to approximately $902,000 for the three months ended April 30,

              2000 paid in connection with investor relations, investment banking advice, and exploring business expansion opportunities. Approximately $643,000 of the $902,000 was a non cash charge for the amortization of unearned compensation associated with the issuance of stock options and warrants to consultant for services during the three months ended April 30, 2000.

(ii) An approximate $441,000 increase in salaries to officers and office staff for the three months ended April 30, 2000 from approximately $94,000 for the three months ended April 30, 1999 to approximately $535,000. The increase in salaries results from additional staff needed in order to properly support the expansion of our business.

(iii) An approximate $366,000 increase in professional fees for the three months ended April 30, 2000 from approximately $2,000 for the three months ended April 30, 1999 to approximately $368,000. The increase in professional fees results from attorneys' fees relating to general corporate matters such as reviewing and negotiating contracts with consultants and other parties, as well as outside accounting and attorneys fees in connection with various filings with the Securities and Exchange Commission.

(iv) For the three months ended April 30, 1999 rent expense was immaterial. Rent expense for the three months ended April 30, 2000 was approximately $65,000. The increase is associated with the growing space required to support additional staff and locations as we continue to change our focus and increase our subscriber base.

The remainder of the increase is attributable to general office expenditures as a result of adding new locations and staff.

Operating income:

As a result of the above, the Company incurred an operating loss of approximately $4,465,000 for the three months ended April 30, 2000 as compared to an operating loss of approximately $69,000 for the three months ended April 30, 1999.

                         Liquidity and Capital Resources

During the nine months ended April 30, 2000, the Company only generated revenues of approximately $832,000, while it incurred a net loss of $9,629,000 and its operating activities used $6,262,000 of cash. Management believes that Company will continue to incur net losses and its operating activities will continue to use cash through at least April 30, 2001. Management also believes that the commercial success and profitability of the Company will depend significantly on its ability to expand its subscriber base in the United States and internationally which, in turn, will depend on its ability to expand the range of services it will provide to subscribers, including the ability to bring "real time" video reporting to subscribers through the web sites it is developing. Therefore, although the Company had working capital of approximately $1,976,000 and cash and cash equivalents of $1,312,000 as of April 30, 2000, management believes that the Company will need substantial amounts of additional liquid resources to meet obligations under contractual commitments and fund the activities needed to expand its subscriber base and the range of services it will provide. In the absence of the additional financing described below, the conditions described above, among others, would have raised substantial doubts about the Company's ability to continue as a going concern.

The Company's cash and cash equivalent position of approximately $1,312,000 as of April 30, 2000 results primarily from three private placements that occurred in March and April 1999 and January 2000. The first two private placements in March and April 1999 raised capital of approximately $7,560,000, net of $708,000 in fees. In connection with the first two private placements, as of April 30, 2000 there were 555,130 warrants outstanding entitling the holders of such warrants to purchase within two years of issuance one share of common stock for $14 per share. Pursuant to a subscription agreement entered into January 17, 2000 the third private placement raised capital of $2,474,960 net of related costs of $275,040.

On June 12, 2000 the Company effected a private placement of a convertible debenture in the principal amount of $2,500,000 due June 12, 2003 and bearing interest at 8% per year.

The principal of and interest on the debenture is convertible into common stock of the Company at the lesser of $1.31 per share or 75% of the average of the five lowest closing bid prices for such shares during the 20 trading days preceding the conversion. Once such shares are registered with the Securities and Exchange Commission, the Company can require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period ranging from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume). The purchaser of the debenture also received a five year warrant to purchase 527,519 shares of the Company at a price of $3.62 per share.

As of June 14, 2000 the Company entered into a $10,000,000 equity line of credit agreement with the same investor pursuant to which it can put its shares, once registered with the Securities and Exchange Commission, from time to time, at a price equal to 85% of the average of the five lowest closing bid prices for such shares over the ten trading days preceding the sale of such shares. The Company may put such shares at the rate described above for the forced conversion of its debenture.

Placement agents and their counsel receive a fee of 10% of the principal amount of the debenture and proceeds of the sale of shares under the equity line, as well as five year warrants to purchase 275,000 shares of the Company at $2.00 per share and payment of legal fees. In addition, the Company is required to pay all the costs of registering with the Securities and Exchange Commission its shares to be issued upon conversion of its debenture, under its equity credit line and upon exercise of its warrants.

Through April 30, 2000 we have entered into agreements with approximately forty commentators and other consultants expiring through May 2002. Through July 31, 1999 aggregate consideration paid under these agreements consisted of cash payments of $564,000, the issuance of 120,000 shares of common stock with a fair value of $1,460,000, the grant of options to purchase 235,000 shares of common stock at $2.00 per share with a fair value of $1,661,850 and the grant of options to purchase 100,000 shares of common stock at $16.25 per share with a fair value of $165,000. During the nine months ended April 30, 2000, we paid cash consideration of approximately $1,669,000 and granted options to purchase 1,200,500 shares of common stock at prices ranging from $2.00-$3.50 per share with a fair value of approximately $4,734,000 in connection with all our employment and consulting agreements. In addition, during the nine months ended April 30, 2000 pursuant to an amended consulting agreement, we cancelled options to purchase 100,000 shares of common stock at $16.25 per share and issued the consultant options to purchase 200,000 shares of common stock at $2.00 share with a fair value of $894,000. The fair value of the original options was $165,000. Accordingly, during the nine months ended April 30, 2000 the Company recorded additional unearned compensation of $729,000. Furthermore, pursuant to one of the consulting agreements warrants to purchase 750,000 shares of common stock at an exercise price of $6 per share and a fair value of $2,258,000 were issued. The fair value of the options and warrants granted are computed in accordance with FASB-123 "Accounting for Stock Based Compensation." The unearned compensation will be amortized as a non-cash charge to operations on a straight-line basis over the life of the applicable agreements. In addition, at April 30, 2000, approximately $687,000 is included in prepaid expenses for cash payments made pursuant to the agreements in excess of services rendered to the Company.

During the nine months ended April 30, 2000 we used approximately $6,262,000 in our operations. The major uses of this cash were to fund our net loss for the nine months ended April 30, 2000. In addition, during the nine months ended April 30, 2000 we incurred a non-cash charge of $3,722,000 related to the amortization of unearned compensation.

During the nine months ended April 30, 2000 we used approximately $980,000 in investing activities of which approximately $568,000 was used for the purchase of equipment and additions to our web sites. The remainder was used for the investment in two related Internet businesses.

We currently anticipate that our capital expenditures will approximate on a short-term basis $289,000 in order to complete our web sites. Pursuant to the employment and consulting agreements we are committed to make cash payments of $1,346,000, $529,000 and $19,000 during the years ended April 30, 2001, 2002 and
2003 respectively. Thereafter, if the cash generated from operations in excess of the financing described above is not sufficient to fund our liquidity requirements or planned growth, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. We may also attempt to raise cash before such time. There can be no assurance that such additional funding or strategic alliances, if needed, will be available on terms attractive to us or at all. The failure to raise capital when needed could materially affect our business, results of operations and financial condition.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

                              Year 2000 Disclosure

During the nine months ended April 30, 2000 we completed our Year 2000 assessment. The costs of such assessment were not significant. In addition, we have experienced no problems in the operations of our business as a result of anticipated Year 2000 effects on computer systems.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

         There are no currently pending law suits or similar administrative proceedings and, to the best of our knowledge, there is presently no basis for any suit or proceeding.

Item 2. Changes in Securities and Use of Proceeds.

         Pursuant to an Agreement, dated March 14, 2000 (the "SGI Agreement"), between JagNotes.com Inc. (the "Company") and Strategic Growth International, Inc. ("SGI"), the Company granted an option to SGI to purchase 500,000 shares of the Company's common stock, par value $0.00001 per share ("Common Stock"), at $3.50 per share in exchange for investor relations consulting services provided to the Company pursuant to the terms and conditions of the SGI Agreement.

         Pursuant to a Consulting Agreement, dated as of March 15, 2000 (the "MS Farrell Agreement"), between the Company and M.S. Farrell & Co., Inc. ("M.S. Farrell"), the Company issued a warrant to M.S. Farrell, a consultant of the Company, to purchase 750,000 shares of Common Stock exercisable at a price of $6.00 per share on a cashless basis, in exchange for consulting and investment banking services provided to the Company pursuant to the terms and conditions of the MS Farrell Agreement.

         In the ordinary course of business, the Company also granted options to acquire an aggregate of 313,000 shares of Common Stock to various consultants of the Company during the three month period ended April 30, 2000, each at an exercise price of $2.00 per share. The shares of Common Stock underlying the above-referenced options are registered on a Registration Statement on Form S-8, filed by the Company with the Securities and Exchange Commission on January 11, 2000.

         In addition, during the three month period ended April 30, 2000, the Company received additional proceeds of $1,250,000 from Reliant Limited, a corporation organized under the laws of the Isle of Man, for the purchase of 357,144 shares of Common Stock, representing the second tranche of a private sale which closed in January 2000. A 10% fee of $125,000 was paid to the placement agent out of this second tranche. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

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

10.2 Agreement, dated as of March 14, 2000, by and between the Company and Strategic Growth International, Inc.

10.3 Consulting Agreement, dated as of March 15, 2000, by and between the Company and M.S. Farrell & Co., Inc.

27.1     Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the three month period ended April 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JAGNOTES.COM INC.


Date: June 16, 2000            By:   /s/ Gary Valinoti
                                  ----------------------------------------------
                                  Name:  Gary Valinoti
                                  Title: President and Chief Executive Officer


Date: June 16, 2000            By:   /s/ Stephen R. Russo
                                  ----------------------------------------------
                                  Name: Stephen R. Russo
                                  Title: Chief Financial Officer