Form 10KSB
period 2000-07-31
JAGNOTES COM
filed 2000-11-14
CIK 1089029

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number 000-28761

                                 --------------

                               JagNotes.com Inc.
             (Exact name of Registrant as Specified in Its Charter)

          Nevada                                                 88-0380546
(State or Other Jurisdiction                                  (I.R.S. Employer
     of Incorporation)                                       Identification No.)
        226 West 26th Street, Studio D

           New York, New York                                       10001
(Address of Principal Executive Offices)                          (Zip Code)

                                 (646) 205-8314
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------
       None                                              None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

                                 --------------

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenue for the fiscal year ended July 31, 2000 was approximately $1,042,033.

         The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the Common Stock on November 13, 2000 as reported on the OTC Bulletin Board, was approximately $11,746,629.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at November 13, 2000
                -----                         --------------------------------
Common Stock, par value $.00001 per share             16,282,297 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                     None.

================================================================================

                               JAGNOTES.COM INC.
                         2000 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   ......................................................................3

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3

Item 2.  DESCRIPTION OF PROPERTIES............................................25

ITEM 3.  LEGAL PROCEEDINGS....................................................25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................26

PART II  .....................................................................26

ITEM 5.  MARKET FOR THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................26

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION........................................32

Item 7.  FINANCIAL STATEMENTS.................................................41

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................42

PART III .....................................................................43

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT.........................................................43

ITEM 10. EXECUTIVE COMPENSATION...............................................45

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.....................................50

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................51

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K...............................51

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

         The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our discussions relating to our liquidity and capital resources, our subscription and advertising revenues, our business strategy, our competition, and the future of the Internet and webcasting over the Internet, among others, contain such statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors."

Overview of Our Business

         We have been providing financial and investment information within the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our U.S. web site. At www.jagfn.com, our subscribers access timely financial data and reports and commentary from the financial community. On October 9, 2000 we began "JAGfn", an advertising based live webcasting service covering fast breaking financial news during the trading day. In addition to being shown on our web site, we have syndicated the JAGfn webcast to make it available through other web sites and portals in the hope of increasing our audience and eventually our advertising revenue from the webcast.

         On August 1, 2000, we formed a New York limited liability company named JAGfn Broadband LLC to operate the JAGfn webcast. On or about August 18, 2000, JagNotes.com Inc. and JAGfn Broadband LLC entered into an Assignment and Assumption Agreement whereby JagNotes.com Inc. made a capital contribution of certain assets relating to the webcast to JAGfn Broadband LLC. JagNotes.com Inc. currently owns 100% of such LLC; however, we plan to grant a 5% equity interest in JAGfn Broadband LLC to each of our three key executive officers pursuant to the terms and conditions of employment agreements to be entered into at a later date. A description of these prospective agreements is contained in "Item 9--Employment Contracts" of this annual report on Form 10-KSB.

         From 1989 to 1992, we operated as an unincorporated business entity. In 1992, we incorporated in the State of New Jersey as New Jag, Inc. On
December 14, 1993, JagNotes, Inc. merged with and into us, and we changed our name to JagNotes, Inc. We operated as JagNotes, Inc. until March 1999 when we were acquired by Professional Perceptions, Inc., a Nevada corporation, which subsequently changed its name to JagNotes.com Inc. JagNotes, Inc. remained a wholly-owned subsidiary of JagNotes.com Inc. until August 16, 1999 when it merged with and into JagNotes.com Inc. Although our corporate name remains the same for the time being, we now do business under the trade name "JAGfn". We have one wholly-owned operating subsidiary named JagNotes-Euro.com, Ltd., a corporation organized under the laws of England, which we intend to dissolve. (See Recent Events.)

         Until 1999, we targeted only a limited audience of financial professionals and we did not engage in organized sales and marketing efforts. As discussed in more detail below, in 1999 we decided to change our focus by expanding onto the Internet and targeting retail subscribers with the hope of expanding our subscriber base and our business. As our subscriber base and subscription revenues have grown more slowly than anticipated, we have recently refocused our efforts on the establishment of our webcasting network, which features original, live financial programming focusing on market-moving information geared toward online investors and financial professionals. The webcast is based on an advertising model which is to be supported by the sale of streaming media advertising spots and sponsorships. Webcasting over the Internet is a new business, both for us and generally. Accordingly, it is not yet known whether the public will accept it. In any case, we do not anticipate receiving material advertising revenues through 2001. We anticipate the start-up costs of our webcasting project through the first year of operation to be between approximately $8,000,000 and $10,000,000. Although we are looking for other sources of financing, we are currently dependent solely on CALP II Limited Partnership ("CALP II") and Thomson Kernaghan & Co., Ltd. ("Thomson Kernaghan") for the continued financing of our business. The continued availability of such financing is not assured. (See the risk factor titled "CALP II Limited Partnership and Thomson Kernaghan & Co., Ltd. are our only committed sources of capital")

         We currently derive our revenues primarily from the sale of subscriptions to our web sites. To build brand awareness, we have engaged in limited advertising on the Internet and in print media. We have aired an infomercial for our product and we intend to promote our JAGfn webcasting project as funding permits.

Recent Events

         Due to the low number of subscribers to our jagnotes-euro.com web site in England and the substantial expense required in order to more effectively market the site, we terminated our operations there on October 31, 2000. We decided to utilize any savings obtained from closing our European site to help pay costs associated with the start-up of our U.S. webcast operations.

Industry Background

         The growth of the Internet has changed the way investors seek information and manage their portfolios. Individual investors are increasingly seeking access to information that was formerly available only to financial professionals. Professional investors who have traditionally relied on print and other media for information are demanding faster information and greater accessibility. As more and more investors begin to trade online, we expect the demands for financial information over the Internet to increase significantly.

         The number of U.S. households that use an online securities trading service has risen from 2.7 million in May 1999 to 3.5 million in January 2000, a 30 percent increase, according to J.D. Power and Associates. The 2000 Online Trading Investor Satisfaction Interim Tracking Study by J.D. Power found that the new entrants into the online trading market are primarily baby boomers with investment portfolios of $100,000 or more. In Europe, online brokerage use is also growing. According to research by Datamonitor, during the average workday, 466 new online accounts are opened in Sweden, 685 in the United Kingdom, and 1,178 in Germany.(1)

----------

(1) Online Trading Continues to Catch On, http://cyberatlas.internet.com/ markets/finance/article/0...5961_318491.00html (March 9, 2000)

         Although our webcast is available to users with a 56k dial-up connection, the best viewing results can be obtained by using a broadband connection. Broadband, short for "broadbandwidth" is, in simple terms, a high-speed network capable of carrying video and voice. In technical terms bandwidth describes the data throughput of "bits" (or the smallest component) of information over a network per unit of time, measured in kilobits, megabits or gigabits are currently several different types of broadband networks available to users. They include fiber optics, DSL, cable, satellite, wireless, and copper T-1. All of these platforms, through different methods, deliver broadbandwidth to the end user, with each having its advantages and disadvantages. Since the broadband industry is still in its embryonic stage, opinions vary widely as to which platform will predominate.(2) By year-end 2000, broadband subscribers are expected to represent 23% of the overall Internet access market. By year-end 2003, broadband users are expected to represent 40% of the access market.(3) Although currently broadband access is concentrated in universities and the work place. Residential broadband users are expected to exceed business broadband users by 2001 and nearly double the number of business broadband users by 2003.(4)

Our Products

         We offer two products to the public through our JAGfn.com web sites: our live financial webcast offered free of charge through the trading day to those with broadband access and 56k dial-up access and our subscription based service available over the Internet generally featuring commentaries, select financial data and breaking financial news, including our original early morning JAGNotes product showing the day's upgrades, downgrades and new coverages by major stock analysts.

Our Webcast

         The JAGfn webcast is presented each weekday from 8:30 a.m. to 4:30 p.m. ET. The webcast features fast breaking news, up-to-the-minute market information and expert Wall Street commentary targeted at online investors and financial professionals.

         This live, original programming is available free of charge to users of the JAGfn.com web site. The JAGfn webcast is also being made available on numerous other web sites which have entered into syndication agreements with JAGfn. Currently, more than 70 affiliate sites have entered into syndication agreements to carry the webcast, including Terranova Trading, My Discount Broker, Web Street and CyBerCorp.

----------

(2)    Fortune, October 9, 2000, p. 28.

(3) The Business of Broadband, http://www.emarketer.com/ereports/ebroadband /welcome.html (September 2000)

(4) The Business of Broadband, http://www.emarketer.com/ereports/ebroadband /welcome.html (September 2000)

         The webcast attempts to combine the most popular elements of the mediums which have proven attractive to investors - live TV, talk radio, newswire services, newsletters, chat rooms and message boards - into one Internet-based webcast. The webcast may also be offered in the future through other platforms such as radio, satellite and cable.

         Emmy Award-winning TV producer Jack Reilly is in charge of the development and production of JAGfn's programming.

         Jack Reilly prior to joining JagNotes in January 2000, was a news consultant to several media companies, including CBS Inc. and King World Productions. From 1994 to 1997, he served as vice president and managing director of CNBC Business News, where he oversaw the production and development of the network's daytime and early-evening programming. Before joining CNBC, Mr. Reilly was executive producer at Good Morning America at ABC and executive producer of Entertainment Tonight. He won a national Emmy Award in 1993 and has been nominated for Emmy Awards 14 other times. Mr. Reilly attended Emerson College.

         Anchoring JAGfn each weekday are Peter Barnes, Kate Bohner and Mabel Jong, all of whom are former CNBC Business News reporters.

         Peter Barnes served as host of "Take Action America" on the America's Voice television network. From 1993 to 1998 he was Washington, D.C., correspondent for CNBC Business News covering national news and political issues as they impacted the economy, business community and financial markets. Also at CNBC, he was host of the Washington-based morning show "Capitol Gains," and in 1997 hosted the Cable ACE Award-winning documentary "America's Retirement Crisis." Barnes was formerly an anchor/reporter for CBS O&O WCAU-TV in Philadelphia, an anchor/reporter for Fox News in Los Angeles and, from 1985 to 1988, a staff reporter for The Wall Street Journal. He earned an MBA in finance from the University of Pennsylvania's Wharton School of Business.

         Kate Bohner is a former reporter for CNBC Business News, where she covered high-profile personalities for the network. Her "Power File" segment on the daily CNBC show Power Lunch took a look at the comings and goings of figures from the worlds of business, media, entertainment, fashion and sports. Prior to working with CNBC, Ms. Bohner was an associate editor with Forbes, where she wrote "The Informer" column and a correspondent for CNNfn, where she contributed to the "Big Buzz" segment. In 1997, Ms. Bohner co-authored "The Art of the Comeback" with Donald Trump.

         Mabel Jong was a correspondent with ABC News based in San Francisco and New York, later hosting the nationally syndicated business show, "Money Talks". Prior to joining ABC News, she was a New York-based correspondent and anchor for CNBC from 1993 and 1996. Her work on a mini-documentary on China, earned her a Cable ACE nomination. In addition to her duties at CNBC, she reported for NBC Nightly News. Jong has traveled extensively throughout Asia, spending nearly five years as a journalist there, and hosting a nightly business program for the largest television station in Hong Kong. Ms. Jong graduated from UCLA and was a Knight journalism fellow at Harvard and Stanford University.

         JAGfn also currently features 12 former financial professionals each of whom reports upon a critical financial sector: casino gaming, high tech, healthcare, financial, retail, energy industry, basic material, utilities, consumer cyclicals, consumer non-cyclicals and telecommunications. JAGfn may add or delete sector coverage from time to time as the market changes its focus and the webcast viewers express their coverage preferences. These sector experts appear live throughout the programming day to offer their explanation of events in their respective sectors. They also watch for volatility in their market segment, and are ready to cut into regularly scheduled programming with news and analysis on stocks making sudden intra-day moves.

         Throughout the trading day one or more of the commentators on our web site, including market expert Elaine Garzarelli, business news reporter Dan Dorfman, global economist Maria Fiorini Ramirez, technical analyst Ralph Bloch, short-seller specialist Doug Kass, former New York Congresswoman Susan Molinari, options strategist Larry McMillan, high-tech futurist and former White House advisor Dr. James Canton, may appear on our webcast. In addition, any notable rumors appearing in the JAGfn Rumor Report on our U.S. web site may be disclosed on the webcast and discussed by our experts. In general, coverage during trading hours is largely unstructured and unscripted, reflecting the nature of the securities markets and the often unexpected developments on which we are reporting.

         The JAGfn webcast is divided into pre-market, intra-day, and post-market shows.

                  -- "The Morning Look" 8:30-9:30 a.m. (ET): For one hour prior to the opening bell on Wall Street, JAGfn gives viewers news, information and analysis likely to be relevant to the day's trading.

                  -- "The Trading Day" 9:30 a.m.-4:00 p.m. (ET): Between the opening and closing bells on Wall Street, JAGfn provides up-to-the-minute information, news, analysis and commentary geared toward helping viewers identify and better understand what is happening in the market.

                  -- "The Look Ahead" 4:00-4:30p.m. (ET): JAGfn's post-market show is intended to look ahead to the next day's session by providing information and commentary, which the webcast team believes will be relevant to the next day's trading.

Our Subscription Service

         On our subscription-based web site, we offer our subscribers selected investor information products in text and chart form that we believe are of interest to active investors. These products fall into three categories:

         o Commentaries from experienced journalists, money managers, analysts and other Wall Street professionals.

         o The delivery of breaking news and potentially market moving information.

         o Selected financial data targeted at the active investor and trader.

Commentaries

         The commentary on our web site is provided by experienced journalists, money managers, analysts and other Wall Street professionals. Their reports range from analysis of individual stocks and industry sector performance to analysis of broad market and economic matters. In many cases our commentators also provide and analyze detailed financial and technical data. We believe that these commentaries can provide our subscribers with the kind of insights into financial matters that previously was available only to institutional investors, traders and high net-worth individuals. We select our commentators to offer our subscribers a broad range of analysis to appeal to a broad range of investment and trading styles. The topics of these commentaries vary daily. Although we have no set criteria for choosing our commentators, we look for individuals who:

         o are well respected by members of the Wall Street community, including traders, economists, investment bankers and other institutional investors;

         o have experience either as a journalist, money manager or financial analyst and/or have an educational background in business, finance or economics; and

         o have the ability to attract and retain subscribers for our web sites.

         As of the date of this annual report on Form 10-KSB, JAGfn has more than 30 commentators who provide technical analysis and commentary for our U.S. web site including, among others, the commentators named above who will be contributing to our subscription service as well as our webcast.

         Several of our commentators provide similar services to investors either through their own web sites or through web sites, television programs, newspapers and magazines owned and operated by other companies. In some cases our commentators provide their services for free on their own web sites. See the risk factors titled "We may not be able to adequately expand our subscriber base because many of our competitors offer free financial information" and "Many of our commentators may have competing web sites" on page 18 for further information.

         Securities Law Compliance Policy - To ensure impartiality and prevent any conflict-of-interest or appearance of conflict, our employees and our breaking news journalists, such as Dan Dorfman, are not permitted to own individual stocks (though they may, and most will, own equity in JagNotes) except in one case through a blind account which is controlled by a representative of Salomon Smith Barney Inc. Our outside commentators are not subject to this policy, but they disclose in their reports their current positions in any of the stocks that they write about or otherwise take steps to insure the integrity of their work.

Breaking News and Market Moving Information

         To meet investors' demand for more timely and market moving information we offer our subscribers three targeted products:

         Streetside with Dan Dorfman - For more than 30 years Dan Dorfman has covered Wall Street in print and on television. His credentials include reportage for CNN, CNBC, the Wall Street Journal, USA Today, Esquire and New York and Money magazines. In January 1996, Mr. Dorfman's employment with Money Magazine was terminated because he declined to disclose the sources for his columns to Money's managing editor. In 1996 Mr. Dorfman took a leave of absence from his employment with CNBC as a result of a stroke. Prior to this leave of absence, and while Mr. Dorfman was still doing a daily broadcast at CNBC, CNBC retained an independent law firm to conduct an extensive investigation of alleged improper conduct by Mr. Dorfman. Based upon this investigation, CNBC and its investigators concluded that Mr. Dorfman did not engage in any conduct that violated any law or internal corporate policy. Mr. Dorfman chose not to return to his position at CNBC following his leave of absence. His recovery from the stroke is continuing.

         Mr. Dorfman's column appears each weekday at 1:00 p.m.

         JagNotes Upgrade/Downgrade Report - The JagNotes upgrade/downgrade report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Each morning we gather this information, then compile and release it in a concise, easy to read format before the markets open. We believe that this early, convenient access to potentially market moving information gives our subscribers access to some of the information traditionally available when the market opens to institutional investors, professional traders and high net worth individuals.

         The JAGfn Rumor Report - Because rumors can move equities, we have established the "Rumor Room" where we post rumors about various stocks that have been heard on the street. When we hear rumors, we post the information in the Rumor Report and indicate the date and time of the rumor. We also attempt to contact the company or companies involved in the rumors for a comment and post the results of this inquiry with the rumor. While we realize that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of our site, we believe that every trader and investor - large and small - should have access to this information to determine its usefulness.

         The JAGfn Rumor Report is available to our subscribers and updated throughout the day.

Select Financial Data

         To complement our other investor information products, we also provide our subscribers with access to various financial data that we believe is attractive to the active investor. This data is housed in areas of the site we refer to as "Intraday News," "Stock Central," "Today's JAGNotes," "Fixed Income Center," "Mutual Fund Center," and "IPO Center." It includes information such as Quotes, Splits & Dividends, OTC Short Interest, Charting, Insider Buying & Selling, BestCalls.com's calendar of earnings conference calls and related investor events and Morningstar.com's Investment Quicktake(R) Reports and screening tools for mutual funds, and other similar publicly available data that is typically useful to the active investor or trader.

Advertising Revenue

         Revenue from the sale of streaming advertisements and sponsorships are expected to be the primary source of revenue from the JAGfn webcast. Currently there are approximately 20 advertisers running streaming advertisements during the JAGfn webcast. These advertisers are running their ads on a free trial basis and will evaluate converting to a paid advertising structure after they have had an opportunity to monitor the webcast and its viewership. We cannot at this time predict when we may begin to receive such revenues, what rates we can expect to earn, or how many viewers we will attract. There are currently no sponsors of any portion of the webcast.

         While we expect the primary source of our revenue from our current U.S. web site to be subscriptions, we may supplement this with advertising and sponsorship-based revenue. However, we have not to date been able to earn material amounts for banner and other advertising and we have not been able to attract any site sponsors.

Subscriptions

         Most of the written commentary on our web site is accessible only to paid subscribers. Subscriptions are offered at the rate of $9.95 per month, or $99.95 per year. We have offered free trial subscriptions at times in the past and may do so in the future.

         We also maintain our original JAGNotes fax-based service for a limited number of mostly institutional subscribers. Through this service, we provide these subscribers faxed copies of our daily JAGNotes upgrade/downgrade report, which is updated two or three times every weekday morning before the stock market opens. We also allow these subscribers access to our Internet-based information by providing them with a specified number of access codes. The price for this combined service is approximately $150 per month. The number of fax-based customers is declining.

         The content of our subscription web site contains all of the information provided in the JAGNotes fax-based service as well as the commentaries described above and other product offerings which do not appear in our faxed reports. The information contained on our web site is updated at various times throughout each day. The various commentaries are updated pursuant to a schedule set forth on our U.S. web site.

         We are currently evaluating whether to continue providing our combined fax/Internet service. Some of the alternatives we are examining include: (a) removing JAGNotes from the web site and returning it to a fax only subscription service at the higher institutional rate, and (b) offering JAGNotes as a separate subscription service within the JAGfn web site, also at the higher institutional rate.

Our Business Strategy

         Our goal is to position ourselves as a leading Internet-based worldwide financial information provider, relying predominantly on streaming video and audio for the dissemination of such information. In time, we hope that we will become a primary financial information resource for institutional investors and the general public alike.

         The continuation and success of our business depends on our ability to obtain the requisite financing and be able to:

         o continue and expand our webcasting service and, in particular, obtain distribution of our webcast service on non-Internet platforms;

         o obtain adequate revenues from advertisers and sponsorships for the webcast service;

         o        pursue strategic alliances;

         o        launch webcasts in markets outside the United States;

         o expand our subscriber base in the United States and internationally; and

         o        leverage the reputation of our commentators.

         Additional facets of our business strategy include:

         Expand Webcast Audience and Selling Advertising on the Webcast. Our webcast seeks to integrate news, analysis and commentary on viewer's desktops to create a value-added "one-stop-shopping" product for serious investors and traders. In addition, our webcast guests and contributors encourage viewers to subscribe to the JAGfn.com web site subscription service to retrieve earlier and more complete reporting and analysis of stocks and stories each trading day. We plan to continue our webcast syndication strategy in order to expand our Internet viewer audience as quickly as possible and also explore distribution opportunities in other media to the extent we are financially able to do so.

         Expand Subscriber Base. Some avenues that we are exploring to attract new subscribers include:

         o        Promoting our web site service in our webcasts;

         o Offering our JAGNotes early morning service as a separate subscription-based service on our web sit and/or by fax;

         o        Expanding on and improving our web site content;

         o        Offering free trial subscriptions;

         o        Traditional public relations;

         o Leveraging our reputation among financial professionals to attract new subscribers to our web site;

         o Co-promoting services through financial institutions, particularly those who currently subscribe to our JAGNotes early morning product;

         o Pursuing distribution arrangements with third party information providers that service financial institutions and individual investors; and

         o Pursuing strategic alliances with existing web-based information providers and other media companies.

         To implement the last two strategies, we have entered into the following agreements:

         o A similar two year agreement with ILX Systems, a division of Thomson Information Services, Inc., pursuant to which ILX Systems makes available to users of its products subscriptions to access our web site content.

         o An agreement with BestCalls.com pursuant to which our subscribers can access BestCalls.com's comprehensive calendar of earnings conference calls and related investor events.

         o A co-marketing agreement with Totally Free Paging.com pursuant to which Totally Free Paging.com provides our subscribers the convenience and accessibility of not only receiving JAGfn.com web site content, but also viewing pages sent during the past 30 days, listening to voicemail messages, picking up faxes and even sending instant messages all at one Internet location.

         o        A distribution agreement with Unilink Financial Services Ltd.
                  pursuant to which Unilink offers JAGfn.com content to subscribers of Unilink. Unilink is a provider of subscriber-based financial information to leading market data vendors.

         o        A distribution agreement with COMTEX News Network, Inc.
                  pursuant to which COMTEX offers JAGfn.com web site content to subscribers of COMTEX in exchange for royalty payments to JagNotes.

         Develop New Geographic Markets. To take advantage of the unlimited reach of the Internet, subject to available financing in each case or finding appropriate risk-sharing partners, we hope to have: (a) web sites serving Latin America, (b) distribution networks for our current JAGfn U.S. webcast in Canada, Europe, Asia and Latin America, and (c) more limited and localized versions of the JAGfn webcast addressing major financial markets in the global markets mentioned above.

         In July 1999 we established JagNotes-Euro.com, Ltd., which has been incorporated in England as a wholly owned subsidiary of JagNotes.com Inc. We opened our jagnotes-euro.com web site on December 1, 1999 but due to the low number of subscribers to our web site in England, we recently terminated our operations there. (See Recent Events.)

         We are working on the establishment of our Latin American sites and hope to commence operations in Latin America during the year 2001 as funding becomes available. Our estimated costs for establishing our Latin American sites is approximately $10 million. To date, we also have retained the services of Elena Landau to serve as a consultant and a commentator with respect to our Latin American operations. Ms. Landau will have a 5% equity interest in our Latin American subsidiary when it is established.

         Web site Development. We are currently working to improve our subscription service on www.jagfn.com into a comprehensive source for financial information and analysis which is the primary source of such information and analysis for our subscribers. Our subscription service on our web site was recently redesigned to make it more user friendly and to accommodate audio and video streaming. In addition to the existing content, we plan to continue to improve and expand the features of our site to provide greater value to our subscribers as our financial resources permit.

         Pursue Strategic Alliances. We believe that we can effectively grow our business by pursuing strategic affiliations, partnerships, joint ventures or other relationships with strategic partners. We are pursuing alliances with web portals, investment firms, online brokerage houses, market news providers and cable and satellite television networks in an effort to obtain additional distribution of our webcast, expand our name recognition and increase our subscriber base.

         On February 9, 2000, we purchased a 7% interest in the company which owns the vrtrader.com web site for $300,000. Mark Leibovit, who is one of our commentators, owns this company. The vrtrader.com web site provides technical market information. We also have paid $200,000 for a 2% interest in MyBrowzer.com, Inc. Under the terms of our agreement, MyBrowzer has also agreed to license its proprietary browser software to us for an annual fee of $50,000. As of the date of this annual report on Form 10-KSB, we do not have any other pending negotiations for similar investments.

         We will require additional funds in order to implement our business strategy. At our current usage rate of cash, the cash generated from our operations will not be sufficient to fund the liquidity requirements of our current business strategy. Accordingly, we will need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurances that we will be able to do so.

Competition

         Providing financial information and analysis over the Internet is a relatively new business, but it is already intensely competitive. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff. Many such competitors have substantially greater financial and other resources than we have.

         Webcast

         Our webcast's primary competitors provide financial news, commentary and analysis on the Internet such as America Online Personal Finance Channel, CBSMarketwatch.com, TheStreet.com, Yahoo Finance Vision, WebFN.com, Reuters PLC and Investor Broadcast Network. However, we believe that our webcast also competes with televised financial news services such as CNBC, CNNfn, Bloomberg, FOX News Channel and others such as The Nightly Business Report and Wall Street Week.

         Subscription Service

         We provide a variety of categories of information to our subscribers, including daily financial news, technical analysis of stock activity and selected financial data of corporations. Each of these components of our business competes to a different degree with the following information sources:

         o Online financial news and information providers including TheStreet.com, MarketWatch.com, The Motley Fool.com, FT.com, European Investor.com, Worldly Investor.com and
                  Hemmington-Scott.com

         o Internet portals and search engines such as America Online, MSN and Yahoo

         o Traditional media sources such as The Wall Street Journal, The Financial Times, Barrons, CNNfn, and CNBC, all of whom also have an Internet presence

         o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones

         o        Online brokerage firms such as E*Trade, Charles Schwab or DLJ
                  Direct

         Because there is not a readily defined market in which we compete, we cannot predict which information source or sources will be our primary competition in the future. However, we expect competition from each of the above information sources to intensify and increase in the future. Most of our current and potential competitors have greater name recognition, larger financial, technical and marketing resources, and more extensive customer bases than we do, all of which could be leveraged to gain market share to our detriment.

         General

         The barriers to entry into our business are relatively low - i.e., it is not difficult for new competitors to enter the market. Much of the information we provide is publicly available and we do not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering our markets. Our current and future competitors may develop or offer services that have significant price, content, creative or other advantages over the services we provide.

         In order for us to successfully compete in this business, we will need to reliably provide services which a large audience finds valuable. We believe that a successful implementation of our business strategy will allow us to do so.

Web Site Technical Information

         We lease five web servers, which are the computer systems on which all the content for our U.S. web site is maintained and through which we operate that web site. Our U.S. servers are maintained by Woodbourne Solutions and are located in their facility in Germantown, Maryland. The bandwidth for our webcast service is currently provided by Digital Island. Our U.S. web site was recently redesigned by Zero-G at a cost of approximately $500,000. They also handle ongoing design matters for the U.S. web site and assist us in placing content on that site.

Employees

         As of October 31, 2000, we had 59 employees. As of that date, we had entered into employment agreements with 25 of our employees, none of whom are named executive officers or directors of JagNotes. We are currently in the process of concluding employment contracts with three of our named executive officers. (See Item 9 disclosure regarding Employment Contracts.)

                                  RISK FACTORS

         An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you decide to invest in our company. If any of the following risks occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline, and you could lose all or part of your investment.

                         Risks Related to Our Business

We have a history of losses, anticipate losses for the foreseeable future and may never achieve profitability.

         As of July 31, 2000 we had incurred losses to date of approximately $17,874,000, and we expect to incur additional losses for at least the rest of fiscal year 2000 and fiscal year 2001. From August 1 through October 31, 2000, our cash expenses totaled approximately $2,556,358 compared to revenues of $310,262. We may never achieve profitability. We have made, and will continue to make, very significant expenditures well before our revenues increase to cover these additional costs. We are not able to estimate when, if ever, our revenues will increase to cover these costs. We will continue to incur significant losses for the foreseeable future and cannot assure you that our revenue will grow in the future or that additional financing will be made available to us. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CALP II Limited Partnership and Thomson Kernaghan & Co., Ltd. are our only committed sources of capital.

         We are entirely dependent for our working capital upon equity investments in our company by CALP II Limited Partnership, a foreign investor and Thomson Kernaghan & Co., Ltd., a Canadian broker-dealer. Although (i) CALP II has agreed to advance us a net of $800,000 per month beginning in January 2001 until we have drawn down a maximum of $10 million pursuant to the terms and conditions of our equity line of credit agreement (approximately $1.2 million of which we have already drawn down) and (ii) Thomson Kernaghan has agreed to purchase, or cause to be purchased, six convertible debentures for an additional net amount of $3 million, we cannot assure you that these funds will be sufficient to sustain our operations due to the high costs associated with the establishment of our webcasting business.

         In addition, CALP II's obligation to purchase our shares under the equity line of credit agreement is dependent upon various conditions, including maintaining an effective registration statement which covers such shares, being satisfied. If these conditions are not satisfied, we cannot require CALP II to purchase our shares. Since the obligations of CALP II to complete its purchases is not secured or guaranteed, if CALP II does not have available funds at the time it is required to make a purchase or if CALP II otherwise refuses to honor its obligation to us, we may not be able to force it to do so.

         In the absence of timely receipt of such funds or if the amounts received prove insufficient to sustain the cost of our operations, we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock.

We will require additional funds to achieve our current business strategy.

         We will require more capital to achieve our current business strategy. As we require additional funds to sustain our operations as well as our planned expansion and growth we will have to seek additional equity or other financing. Such financing is very difficult to achieve under current market conditions and may not be available. Even if it is, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

         We cannot guarantee that we will be able to obtain additional financing as we need it. When our operations require additional financing, if we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We are new to the retail marketplace, to the Internet and to broadband webcasting.

         Until recently our business was limited to distributing reports by fax to a limited number of institutional traders, brokers, investment managers and the like. We did not launch our web site or begin to focus on expansion into the public retail market until 1999. Accordingly, there is a limited operating history upon which to judge our current operations. In addition, we have in October 2000 focused our primary efforts on webcasting, which is a new business for us and generally a business in its infancy. We anticipate that the initial costs of implementing our webcasting project through the first year of operation will fall within the range of $8,000,000 to $10,000,000, approximately half of which amount will be allocated to the construction, maintenance and rent of our studio space and labor costs for studio personnel. You should consider our prospects in light of the risks, expenses, and difficulties frequently encountered by a small business beginning operations in a new but highly competitive industry. We expect our operating expenses to increase significantly as a result of our new webcasting focus and the international expansion of our business and, since we have a limited operating history marketing our products and services to the public over the Internet, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities. See "Business" and "Financial Statements."

We may not be able to earn sufficient revenues from advertising on our new webcasting service to support the continuation of our business.

         All advertising on our webcast is currently on a free-trial basis. We do not know when we will receive advertising revenues from our webcast. We also do not know what the advertising rates will then be or how large a viewership we will be able to attract, as this is both a new service and a new means of transmitting video and audio which is not yet as large or clear a picture as traditional television.

We may not be able to adequately expand our subscriber base because many of our competitors offer free financial information.

         We must expand our subscriber base to be successful. Our subscriber base has grown more slowly than anticipated. Although we are still attempting to expand our subscriber base, our efforts may be ineffective, our competitors may be more successful than we are in attracting customers, or the number of Internet users seeking or willing to pay for financial information may not increase or may decrease. Any of these would adversely affect us. Moreover, many of our competitors offer financial information for free and are likely to continue to do so at an increasing rate. Our current and potential subscribers may be unwilling to pay for our service if they feel they can receive comparable information for free. If we cannot expand our subscriber base, we will have little, if any, financial success. See "Business-Our Business Strategy."

Shareholders may experience significant dilution from our sale of shares to CALP II Limited Partnership and Thomson Kernaghan & Co., Ltd.

         As the market price for our common stock decreases, the number of shares which may be sold to CALP II pursuant to the equity line of credit agreement or issued upon conversion of an 8% Convertible Debenture issued to CALP II will increase. If we were to require CALP II to purchase our shares at a time when our stock price is depressed, our existing shareholders' interest in our company will be significantly reduced. We have filed a registration statement with the SEC covering 10,000,000 shares for sale to CALP II pursuant to the equity line of credit agreement and up to 2,000,000 shares which may be acquired by CALP II upon the exercise of stock purchase warrants that may be issued by us in connection with such agreement. If we determine to sell CALP II more than a total of 10,000,000 shares under the equity line of credit agreement, we would need to file an additional registration statement. We have also registered 5,000,000 shares with the SEC which may be issued to CALP II upon conversion of an 8% convertible debenture.

         We have also agreed to register a significant number of shares with the SEC in connection with an additional $3,000,000 principal amount of convertible debentures and related warrants issuable to Thomson Kernaghan or its designee(s) pursuant to a letter agreement we entered into with Thomson Kernaghan on October 31, 2000.

         Shareholders will experience significant dilution if, as the result of a declining market price of JagNotes common stock, we are forced to sell most or all of these shares to CALP II and Thomson Kernaghan.

The resale by CALP II Limited Partnership of our shares may lower the market price of our common stock.

         The resale by CALP II of the common stock that it purchases from us will increase the number of our publicly traded shares, which could lower the market price of our common stock. Moreover, the shares that we sell to CALP II will be available for immediate resale. If we continue to exercise our put right under the equity line of credit agreement every 15 days and CALP II elects to immediately resell such shares or if CALP II elects to exercise the warrants it has received and resell such shares, our market price could decrease significantly and you could experience significant dilution. In addition, the mere prospect of this transaction could by itself lower the market price for our common stock.

We may not receive all of the proceeds that we anticipate from our agreement with CALP II Limited Partnership.

         Our equity line of credit agreement requires CALP II to purchase up to $10,000,000 of our shares, as we elect from time to time. We have registered 10,000,000 shares to sell to CALP II under such agreement. Since the price at which we will sell our shares to CALP II is at a 15% discount to the average market price of our common stock, if our closing stock price is less than $1.00 per share on the day prior to the date of sale, we will receive gross proceeds of less than $10,000,000, unless we determine to file an additional registration statement. In addition, depending on the trading volume and market price of our shares, we may not be able to raise funds through the sale of shares to CALP II as fast as we would like or as much as we would like.

Many of our commentators may have competing web sites.

         Many of our commentators have their own web sites on which they provide financial information. Specifically, Michael Paulenoff, Elaine Garzarelli, Dorsey, Wright & Associates and Mark Leibovit all currently have competing web sites, with the latter four offering free information. If current or potential future subscribers were to turn to these sites for financial information in lieu of jagfn.com, our business and financial condition could be adversely affected.

We may not be successful at building brand awareness or building strategic relationships.

         Our growth and success depends in part on our ability to build awareness of the JagNotes and JAGfn names. The JagNotes name has only limited recognition within the financial community and little if any recognition among the general public, and jagfn.com is just now being used for the first time. Our ability to attract viewers to our new webcast, build our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase that name recognition. We cannot guarantee that we will be successful in doing so. See "Business-Our Business Strategy."

We may experience difficulties in developing new and enhanced services and features for our web sites.

         We believe that our web sites will be more attractive to subscribers if we introduce additional or enhanced services in the future in order to retain our current users and attract new users. For example, we are considering the introduction of the following products and services in the future:

         o technological enhancements to our web sites such as the greater use of streaming audio and video to deliver information to investors over the Internet;

         o web sites serving Latin America which will offer country-specific content for the region in the local language of each country;

         o        additional specialized commentators; and

         o an educational corner that will provide an ongoing series of market-related seminars and training sessions intended to improve the skills of investors and traders.

         If we introduce a service that is not favorably received, our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

         We may also experience difficulties that could delay or prevent us from introducing new services. Such difficulties may include the lack of financing to expand into our webcasting operations overseas and in special markets and the inability to hire and retain qualified commentators. We may also encounter technological problems in enhancing our web sites. Furthermore, these services may contain errors that are discovered after the services are introduced. We may need to modify significantly the design of these services on our web sites to correct these errors. Our business could be adversely affected if we experience difficulties in introducing new services or if these new services are not accepted by users.

We may not successfully attract or manage mergers and strategic alliances.

         We currently intend to evaluate strategic alliances, partnerships or joint ventures, as a means of acquiring additional sources of content, distribution and investment. Pursuing such transactions will entail a number of risks and difficulties. We compete with a wide variety of information providers and there may be competition for content providers, distribution channels and funding. We can offer no guarantee that we will be able to locate suitable candidates for alliances or risk sharing partners. If we are able to do so, we will require a high level of managerial skill to successfully evaluate and implement these transactions. We have little experience in evaluating and implementing transactions of this type, and we cannot guarantee that we will be able to successfully pursue this strategy.

We may not be able to successfully establish a foreign market.

         As part of our growth strategy we are actively pursuing distribution opportunities for our webcast service in Canada, Latin America, Europe and Asia, but we have little or no experience in such markets. In addition, although we anticipate commencing operations in Latin America in 2001, we cannot guarantee that we will be able to finance or successfully implement our foreign growth strategy or that we can otherwise successfully expand into foreign markets.

We may not be able to successfully manage our new strategy and growth.

         Our business strategy requires us to rapidly change the focus of our business to webcasting and grow our business. We may not be able to do so, however, and if we do, that change and growth will put a strain on our financial, managerial, technical and operational resources. Growth on this scale will demand that we rapidly and successfully expand our staff and operations and will require a high level of managerial skill. We have little experience in managing this sort of expansion. If we fail to do so successfully, our business and your investment will likely suffer.

We may not be able to adequately protect our intellectual property rights.

         We have certain intellectual property rights including, among others:

         o        The JagNotes and JAGfn names and marks;

         o        Subscriber lists and related information;

         o Content and information provider lists and related information;

         o        Proprietary web site content; and

         o        Licensed commentators' content.

         To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations and financial condition.

We may have to defend against intellectual property infringement claims and libel and defamation claims, which may cause significant operational expenditures.

         Parties may assert claims against us that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. Parties could also bring libel, defamation or similar claims based on the content published on our web sites. Much of the content on our web sites comes from third parties, so to protect ourselves against such claims, our license agreements with third party content providers generally require that the content providers defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed content they have provided infringes on any proprietary right. Agreements with our commentators generally require them to defend, indemnify and hold us harmless with respect to any third party claim for libel or defamation in connection with our commentators' work product. However, we cannot assure you that these measures will be adequate to protect us from such claims. Any such claims, whether meritorious or not, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

Failure to maintain our reputation for trustworthiness may reduce the number of our readers, which may harm our business.

         It is very important that we maintain our reputation as a trustworthy provider of financial news and commentary. The occurrence of events, including our misreporting a news story or the non-disclosure of stock ownership by one or more of our commentators, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our readers, which could materially adversely affect our business, results of operations and financial condition.

We depend on key people in management and operations.

         We depend on our president's and other key employees' contacts within the professional financial community for certain information that we provide to our subscribers. Accordingly, our success will be largely dependent on our ability to retain our president and other key personnel. As of the date of this annual report we have not entered into written or formal employment agreements with any of these people, nor do we have key person life insurance policies on any of our key personnel. Furthermore, our business strategy calls for rapid growth of the business and expansion into the new area of webcasting. We need to attract and retain additional qualified managers, officers and other key personnel in the future in order to successfully manage this planned growth. We cannot guarantee that we will be able to do so. If we lose the services of any of our key personnel or are unable to attract, hire, train and retain qualified officers, managers and operating, marketing and financial personnel, our business, and your investment, could be adversely affected. See "Business" and "Directors and Executive Officers of the Registrant."

We may not be able to attract and retain analysts and commentators.

         Our success will in large part depend on our ability to attract and retain the services of top analysts and commentators. Competition for these professionals is intense and we expect it to become more so. As of the date of this annual report on Form 10-KSB, we have contracts with various analysts and commentators, and we intend to enter into agreements with additional commentators in the future. Typically, these contracts run for one year and are renewable at our option for an additional one year term. In addition, there are a number of new commentators who provide reports for us on a month-to-month basis without receiving any compensation. We cannot guarantee that we will be able to maintain and/or renew these contracts or arrangements, nor can we guarantee that we will be able to attract additional or replacement commentators and analysts now or in the future. As our webcasting costs increase, we will have less money available to pay commentators. In addition, as we use stock and stock options as a significant part of our compensation package to attract and retain commentators, a continuing decline in our stock price will adversely affect our ability to attract and retain such commentators. If we are unable to do so, our business could suffer.

We may face difficulties concerning continued availability of our sources of information for certain products.

         Certain products that we offer through our site, including JAGNotes and the Rumor Room, rely on information from independent third party sources. We do not maintain written agreements with these sources to provide this information, so we cannot guarantee that any of these sources will continue to provide the information necessary to maintain these products on our site. If information from these sources is altered, curtailed or discontinued this could adversely affect the viability of these products. This, in turn, could decrease the demand for our site or otherwise materially adversely affect our business.

We may suffer cash flow shortages as we transition to Internet-based subscriptions and an advertiser-based webcast service.

         Our current institutional and retail subscribers have historically paid a higher subscription rate than our retail Internet subscribers pay. We expect our current retail subscribers to convert to the cheaper Internet-based pricing structure, which could result in a reduction in revenues. A portion of our institutional subscriber base has discontinued service under their current fee structure and re-subscribed at the lower Internet retail rate, which results in a reduction in revenues, and more institutional subscribers are likely to do so. We also expect that some current subscribers to our web site may access our free webcast service only and not renew their subscriptions to our subscription service.

                         Risks Related to Our Industry

The broadband industry is in its infancy and unproven.

         Our success and survival depend upon the success of our new webcast strategy. This strategy in turn relies on sufficient customers having access to our webcast through broadband, or high speed, access to the Internet. Broadband access is currently limited and may not grow fast enough to permit us to sustain our new webcast strategy. Also viewers may prefer traditional television, cable and satellite media and not be attracted to broadband Internet streaming audio and video, which still provides a smaller picture and lower quality than television images. Even if broadband access increases rapidly and gains viewer acceptance, advertisers may not allocate their advertising budgets to an unproven medium for some time. We believe that currently most, if not all, broadband advertising is being offered free of charge for trial periods. Our business could suffer for any of the above described reasons, and we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock.

We are in an intensely competitive business with low barriers to entry.

         Our webcast's primary competitors provide financial news, commentary and analysis on the Internet such as America Online Personal Finance Channel, CBSMarketwatch.com, TheStreet.com, Yahoo Finance Vision, WebFN.com, Reuters PLC and Investor Broadcast Network. However, we believe that our webcast also competes with televised financial news services such as CNBC, CNNfn, Bloomberg, FOX News Channel and others such as The Nightly Business Report and Wall Street Week. We expect competition in our webcasting business to intensify and increase in the future.

         Providing financial information and analysis over the Internet is a relatively new business, but it is already intensely competitive. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and we continue to face competition from traditional news and information sources including television and print. We expect competition from both sources to intensify and increase in the future. Many such competitors have substantially greater financial and other resources than we have.

         Our major competitors include:

         o Online financial news and information providers including TheStreet.com, MarketWatch.com, The Motley Fool.com, FT.com, European Investor.com, Worldly Investor.com and
                  Hemmington-Scott.com

         o Internet portals and search engines such as America Online, MSN and Yahoo

         o Traditional media sources such as The Wall Street Journal, The Financial Times, Barrons, CNNfn, and CNBC, all of whom also have an Internet presence

         o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones

         o        Online brokerage firms such as E*Trade, Charles Schwab or DLJ
                  Direct

         Most of our current and potential competitors have greater name recognition, financial, technical and marketing resources, and more extensive customer bases than we do, all of which could be leveraged to gain market share to our detriment.

         The barriers to entry into our business are relatively low - i.e., it is not difficult for new competitors to enter the market. Much of the information we provide is publicly available and we do not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering our markets. Our current and future competitors may develop or offer services that have significant price, substantive, creative or other advantages over the services we provide. If they do so and we are unable to respond satisfactorily, our business and financial condition will likely be adversely affected. See "Business-Competition."

System slowdowns or failures could hurt our business.

         In order for our business to be successful, we must provide consistently fast and reliable access to our web sites. Slowdowns, breakdowns or failures in our computer and communication systems, or of the Internet generally, are often beyond our control and could jeopardize access to our site at any time. In addition, heavy traffic on our site or on the Internet generally could severely slow access to, and the performance of, our site. Repeated system slowdowns will likely impair our ability to service and maintain our existing subscriber base and attract new subscribers. Failures of or damage to our computer or communications systems could render us unable to operate our site or even our business for extended periods of time.

We may not be able to adequately protect ourselves against security risks.

         All Internet businesses are subject to electronic and computer security risks. We have taken steps to protect ourselves from unauthorized access to our systems and use of our site, but we cannot guarantee that these measures will be effective. If our security measures are ineffective, unauthorized parties could alter, misappropriate, or otherwise disrupt our service or information. If such unauthorized parties were able to access certain of our, or our customers', proprietary information, including subscribers' credit card numbers, we would face significant unexpected costs and a risk of material loss, either of which could adversely affect our business.

Our business is dependent on the continued public interest in the stock market.

         The recent success of the stock market has generated unprecedented public interest in the stock market and investing. Our success as retail financial information providers depends upon the continued maintenance or growth of this interest. It is not clear what impact the recent downturn in the stock market will have on our business. A number of factors that are out of our control could lead to a stagnate or depressed stock market which would likely decrease the public's interest in investment and financial information. If this were to happen, it is likely that we would lose a significant percentage of our then current and potential subscriber base.

Our stock - and technology and Internet stocks generally - have been and may continue to be volatile.

         The market for our stock has been and is likely to continue to be highly volatile and subject to wide price and volume fluctuations. These variations are the result of many factors, most of which are beyond our control. Furthermore, Internet and technology related stocks generally have been subject to wide fluctuations in price and volume that often appear to be unrelated to the operating success of these companies. Such volatility can present risks for investors. Moreover, such volatility often leads to securities litigation brought by investors who are seeking to recoup losses resulting from rapid and significant drops in price and/or volume. While we are not aware of any pending or threatened suit or basis therefor, such suits are costly and we could be adversely affected if such a suit were brought against us.

                     Risks Related to Our Capital Structure

A large percentage of our stock is owned by relatively few people, including officers and directors.

         As of November 13, 2000, our named executive officers and directors beneficially owned or controlled a total of approximately 3,340,500 shares, or approximately 20.5% of our outstanding common stock. We estimate that CALP II could beneficially own up to 3,798,031 shares, or approximately 20.0% of our outstanding common stock, taking into account shares already issued to CALP II pursuant to an equity line of credit agreement and shares issuable upon the exercise of related stock purchase warrants and upon the conversion of an 8% convertible debenture. See "Security Ownership of Certain Beneficial Ownership and Management."

A large number of our shares are eligible for future sale.

         We had 16,282,297 shares of common stock outstanding on November 13, 2000. Of these, a substantial number of shares were "restricted securities" under Rule 144 of the Securities Act at such date. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after having held them for one year and subject to certain volume limitations.

         A significant portion of the currently outstanding restricted securities have become eligible for resale. If these shares are sold by our current or future stockholders, the market price for our stock could decrease. Furthermore, the mere prospect of such sales may have a depressive effect on the market price of our stock.

The market for our stock is limited.

         Our stock is traded on the Nasdaq OTC Bulletin Board, but there was only very limited and sporadic trading activity prior to March 26, 1999. Trading activity since that time has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the OTC Bulletin Board. See "Market for Common Stock and Related Stockholder Matters."

Item 2.         DESCRIPTION OF PROPERTIES

         We lease an office suite located in an office building at 1415 Wyckoff Road, Second Floor, Farmingdale, New Jersey 07727. The space is approximately 3,736 square feet. Our lease for this office space expires on October 31, 2001. We are in discussions with the landlord to terminate this lease prior to the expiration date as our executive and administrative personnel are now headquartered at our New York City studio location described below.

         We have entered into a lease with Chelsea Television Studios for approximately 3,000 square feet of studio space and approximately 4,000 square feet of ancillary office and support space located at 226 West 26th Street, New York, New York (the "Chelsea Lease"). This space houses the production of our webcasting service. Under the Chelsea Lease, the landlord provides not only the studio space, but also the required studio equipment and the technical personnel required to produce our webcast. We expect to pay approximately $3,150,000 for rent and labor costs associated with this space doing the first year of the Chelsea Lease. Most of our executive, administrative and technical staff personnel currently occupy office space at this facility.

         JagNotes-Euro.com, Ltd., our wholly owned subsidiary, leased a full service office suite located at 60 Lombard Street, Suite 3.16, London EC3 during fiscal year 2000. Because we terminated our European operations on October 31, 2000, we are in discussions with the landlord to terminate this lease.

ITEM 3.         LEGAL PROCEEDINGS

There are no currently pending law suits or similar administrative proceedings against the company and, to the best of our knowledge, there is presently no basis for any suit or proceeding.

         We carry Internet Professional Liability insurance coverage. This coverage is for risks relating to:

         o copyright and trademark infringement and libel, slander and defamation claims arising out of our advertising, broadcasting, publishing and web site content; and

         o web site set up including programming, design, installation and consulting services.

We also carry Commercial General Liability insurance coverage.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

         Our common stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol JNOT since approximately March 26, 1999. Prior to that date, the stock was traded under the symbol PFSS with only limited and sporadic trading.

         The following table reflects quarterly high and low bid prices of JagNotes' common stock during the last eight calendar quarters. The average daily trading volume during this period was approximately 101,949 shares, with a high daily volume of 3,522,800 shares and a low of 396 shares. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

         -----------------------------------------------------------------------
                                                            High          Low
         -----------------------------------------------------------------------
         Calendar Year 1999
         -----------------------------------------------------------------------
         First Quarter (1)                                 $18.125       $15.875
         -----------------------------------------------------------------------
         Second Quarter (2)                                $16.375        $5.594
         -----------------------------------------------------------------------
         Third Quarter (3)                                 $13.000        $5.500
         -----------------------------------------------------------------------
         Fourth Quarter (4)                                 $7.125        $3.625
         -----------------------------------------------------------------------
         Calendar Year 2000
         -----------------------------------------------------------------------
         First Quarter (5)                                  $5.563        $3.875
         -----------------------------------------------------------------------
         Second Quarter (6)                                 $4.375        $1.031
         -----------------------------------------------------------------------
         Third Quarter (7)                                  $2.344        $0.938
         -----------------------------------------------------------------------
         Fourth Quarter (8)                                 $1.938        $0.938
         -----------------------------------------------------------------------
         (1)As described above, 1999 first quarter information is limited to the period from March 26, 1999 through March 31, 1999.
         (2)Second quarter information covers the period from April 1, 1999 through June 30, 1999.
         (3)Third quarter information covers the period from July 1, 1999 through September 30, 1999.
         (4)Fourth quarter information covers the period from October 1, 1999 through December 31, 2000.
         (5)First quarter information covers the period from January 1, 2000 through March 31, 2000.
         (6)Second quarter information covers the period from April 1, 2000 through June 30, 2000.
         (7)Third quarter information covers the period from July 1, 2000 through September 30, 2000.
         (8)Fourth quarter information covers the period from October 1, 2000 through October 31, 2000.
         -----------------------------------------------------------------------

         As of November 13, 2000, there were approximately 66 stockholders of record of the JagNotes' common stock. On November 13, 2000, the closing bid price for the JagNotes' common stock was $0.90625.

Rights of  Security Holders

Common Stock

         JagNotes' Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, $.00001 par value, of which 14,800,005 shares were outstanding as of July 31, 2000.

         Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders and are not entitled to cumulate their votes in the election of directors. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of our liquidation, dissolution or winding up, the holders of shares of our common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

         On June 14, 2000, we entered into a private equity credit agreement with CALP II Limited Partnership (as amended, the "Equity Line of Credit Agreement"). Pursuant to the agreement, CALP II has agreed to purchase our common stock during the 30-month period commencing on August 4, 2000. From time to time during the term of the agreement, but no more frequently than once every 15 calendar days, we can require CALP II to purchase between $30,000 and $900,000 of our common stock until all the purchases total $10,000,000. The purchase price for each share will equal 85% of the market price of our common stock, which is defined as the average of the five lowest closing bid prices of our common stock during the ten trading days beginning with the date we exercise our put right.

         Pursuant to an amendment to the Equity Line of Credit Agreement dated July 19, 2000, we were given the right to draw down any amount up to and including $350,000, net of any placement agent fees due to Thomson Kernaghan and The May Davis Group, Inc. ("May Davis") during each 15-day calendar day period .

         Pursuant to a further amendment to the Equity Line of Credit Agreement dated October 31, 2000, we have agreed that our right to put shares to CALP II in accordance with the terms of such agreement will be tolled until January 1, 2001, provided that CALP II is not in default of any of its other funding obligations to JagNotes. Following January 1, 2001, we may once again put our shares to CALP II by delivering advance notices in accordance with the terms of the Equity Line of Credit Agreement, except that, notwithstanding any limitation imposed by such agreement, we may request an advance of any amount up to and including $400,000, net of the ten percent commission payable to Thomson Kernaghan and May Davis with respect to each advance notice that we deliver to CALP II.

Convertible Debentures
----------------------

         On June 12, 2000, we effected a private placement of a convertible debenture in the principal amount of $2,500,000 due June 12, 2003 and bearing interest at 8% per year (the "CALP II Convertible Debenture"). The principal of and interest on the CALP II Convertible Debenture are convertible into our common stock at the lesser of $.80 per share or 75% of the average of the five lowest closing bid prices for such shares during the 20 trading days preceding the conversion. So long as such shares are registered with the SEC, we can require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period ranging from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume).

         As collateral for the CALP II Convertible Debenture we have agreed to deposit 2,000,000 shares of our common stock in a segregated account with Thomson Kernaghan. If an event of default takes place under the CALP II Convertible Debenture, CALP II shall be entitled to foreclose on these shares. Upon conversion of the CALP II Convertible Debenture, the shares held in escrow will be returned to us pro rata in accordance with the conversion amount.

         If we fail to maintain the effectiveness of the registration statement covering the shares issuable upon conversion of the CALP II Convertible Debenture, CALP II may require us to pay a penalty equal to 2% of the purchase price of the shares of common stock then held by CALP II for each 30 day period that the registration statement is not effective.

         On October 30, 2000, we entered into an agreement with Thomson Kernaghan pursuant to which Thomson Kernaghan agreed to purchase or cause to be purchased six convertible debentures aggregating $3 million (the "TK Convertible Debentures"), each bearing interest at 8% per year for three years with a conversion price equal to the lesser of 75% of the average of the five lowest closing bid prices of our common stock during the 20 trading days immediately preceding the date of conversion and $0.80 per share. Two such debentures are now issuable as we had received $1,000,000 as of November 10, 2000. A ten percent commission is payable to Thomson Kernaghan in connection with its placement of such debentures

         We have agreed to register the shares issuable upon conversion of the TK Convertible Debentures on a Registration Statement on Form SB-2 within 45 calendar days following the filing of this Annual Report on Form 10-KSB with the SEC. So long as such shares are registered with the SEC, we can require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period ranging from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume).

Options

         As of July 31, 2000, there were options outstanding to purchase an aggregate of 2,599,000 shares of JagNotes' common at exercise prices ranging from $1.50 to $3.50 per share, subject to certain vesting requirements, at any time prior to various dates through July 2010, provided, however, that certain of these options will expire prior to such dates upon the termination of certain contracts with us.

Warrants

         As of July 31, 2000, the following warrants to purchase shares of our common stock were outstanding:

         o warrants to purchase, at any time prior to May 3, 2001, 555,130 shares of common stock at $10.00 per share;

         o warrants to purchase, at any time prior to March 15, 2005, 750,000 shares of common stock at $6.00 per share;

         o warrants to purchase, at any time prior to June 12, 2005, 275,000 shares of our common stock at $2.00 per share;

         o a warrant to purchase, at any time prior to June 12, 2005, 428,571 shares of our common stock at $1.75 per share; and

         o warrants to purchase, at any time prior to July 21, 2005, 1,250,000 shares of our common stock at $2.00 per share.

         From August 1, 2000 through October 31, 2000, we issued additional warrants to CALP II Limited Partnership for an aggregate of 227,169 shares of common stock at exercise prices ranging from $1.21 to $1.94 per share, in connection with our drawdowns under the Equity Line of Credit Agreement described above. In addition, we have agreed to issue substantial additional warrants as described below in connection with the recent amendments to our Equity Line of Credit Agreement and the issuance of the TK Convertible Debentures. (See Recent Sale of Unregistered Securities.)

Dividend Policy

         We have never paid any cash dividends on our common stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its common stock. Payment of future cash dividends will be determined by our board of directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, our future credit arrangements may restrict the payment of dividends.

Recent Sale of Unregistered Securities

         We have made the following sales of unregistered securities within the last three years:

         On October 30, 2000, we entered into an agreement with Thomson Kernaghan pursuant to which Thomson Kernaghan agreed to purchase, or cause to be purchased, six convertible debentures aggregating $3 million, each bearing interest at 8% per year for three years with a conversion price equal to the lesser of 75% of the average of the five lowest closing bid prices of our common stock during the 20 trading days immediately preceding the date of conversion and $0.80 per share. Such debentures have warrant coverage equal to 20% of the number of shares issuable upon conversion of the debentures with an exercise price based upon the formula set forth in our Equity Line of Credit Agreement described below. We agreed to pay Thomson Kernaghan, as placement agent, $300,000, representing an aggregate of 10% of the gross proceeds received by us pursuant to the sale of the above-referenced debentures. In addition, we agreed to issue Thomson Kernaghan or its designee(s) an additional five-year stock purchase warrant for 3,000,000 shares of our common stock, exercisable at a price of $1.25 per share. In connection with this private placement, we also agreed to amend the conversion rate on the outstanding $2.5 million 8% Convertible Debenture issued to CALP II Limited Partnership on June 12, 2000, to be the same conversion rate as for the convertible debentures issued to Thomson Kernaghan. The issuance of such securities are exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder.

         On July 21, 2000, we entered into a consulting agreement with May Davis pursuant to which we issued five-year warrants to acquire an aggregate of 1,250,000 shares of our common stock at a price of $2.00 per share to May Davis and five of its affiliates in exchange for investment banking services. The issuance of such securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

         On June 14, 2000, we entered into a $10,000,000 Equity Line of Credit Agreement with CALP II, a foreign investor, pursuant to which we can put our shares, from time to time, at a purchase price equal to 85% of the average of the five lowest closing bid prices for such shares over the ten trading days preceding the sale of such shares, subject to volume limitations based upon current trading volumes and market price per share. Pursuant to an amendment to the Equity Line of Credit Agreement dated October 31, 2000, we have agreed that our right to put shares to CALP II in accordance with the terms of such agreement will be tolled until January 1, 2001, provided that CALP II is not in default of any of its other funding obligations to JagNotes. Following January 1, 2001, we may once again put our shares to CALP II by delivering advance notices in accordance with the terms of the Equity Line of Credit Agreement, except that, notwithstanding any limitation imposed by such agreement, we may request an advance of any amount up to and including $400,000, net of the ten percent commission payable to Thomson Kernaghan and May Davis with respect to each advance notice that we deliver to CALP II. On each date on which CALP II advances funds to us under the private equity line, we have agreed to issue to CALP II a warrant to purchase a number of shares of common stock equal to 20% of the number of shares that are subject to the advance at an exercise price equal to 110% of the average bid price for the five trading days preceding the advance date. We also paid a 10% finders' fee and issued warrants to acquire 250,000 shares of our common stock to certain placement agents in connection with the transaction. The investments under the Equity Line of Credit Agreement will be made in reliance upon Regulation S.

         On June 12, 2000, we closed a private sale of a convertible debenture in the principal amount of $2,500,000 due June 12, 2003 and bearing interest at 8% per year, which is convertible into shares of our common stock, to CALP II. The issuance of such securities was exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder.

         On March 15, 2000, we entered into a consulting agreement with M.S. Farrell & Co. pursuant to which we issued warrants to acquire 750,000 shares of our common stock to M.S. Farrell in exchange for investment banking services. The issuance of such securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

         On March 14, 2000, we entered into an agreement with Strategic Growth International, Inc. pursuant to which we granted options to acquire 500,000 shares of our common stock to Strategic Growth International in exchange for investor relations services. The issuance of such securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

         In January 2000, we closed a private sale of 785,715 shares of common stock to Reliant Limited, a corporation organized under the laws of the Isle of Man, for cash consideration of $2,750,000, $1,500,000 of which was paid to us on January 17, 2000 and $1,250,000 of which was paid to us on or about March 28, 2000. A 10% fee was paid to the placement agent out of each drawdown. The issuance of such securities was exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder.

         In May 1999, we closed a private sale of 1,665,390 shares of common stock and 555,130 warrants to 27 accredited investors for cash consideration of approximately $7,327,000 received in March and April of 1999. The issuance of such securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

         In May 1999, we issued 20,000 shares of its common stock to one person in exchange for services. The issuance of such shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

         In March 1999, we (then known as Professional Perceptions, Inc.) issued a total of 4,990,000 shares of common stock to 9 sophisticated investors for cash consideration of $940,000. The issuance of such securities was exempt from registration under the Securities Act pursuant to Rule 504 of Regulation D promulgated thereunder.

         In March 1999, we (then known as Professional Perceptions, Inc.) issued 3,500,000 shares of common stock to the stockholders of JagNotes, Inc. in exchange for all of the outstanding shares of JagNotes, Inc. The issuance of such securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

         In March and April 1998, we (then known as Professional Perceptions, Inc.) sold 720,900 shares of common stock to approximately 30 investors for cash consideration totaling approximately $70,000. The issuance of such securities was exempt from registration under the Securities Act pursuant to Rule 504 of Regulation D promulgated thereunder.

         In December 1997, we (then known as Professional Perceptions, Inc.) sold 3,100,000 shares of common stock to the three founders of JagNotes.com in exchange for $5,275. The issuance of such securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information and our financial statements and the notes thereto appearing elsewhere in this filing.

Results of Operations

         Year ended July 31, 2000 as compared to the Year ended July 31, 1999

Subscription revenue:

         Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes". JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the year ended July 31, 2000 we were in the process of completing the development of our Web Site and changing our focus to also include the retail investor. While revenues for the year ended July 31, 1999 showed a decline as a result of our change in focus, revenues for the year ended July 31, 2000 increased by 30% or approximately $241,000 from approximately $801,000 to approximately $1,042,000. The increase in revenues is attributable to an increase in the average number of subscribers from the equivalent of approximately 12,000 retail subscriptions at July 31, 1999 to approximately 13,000 at July 31, 2000 which is mainly the result of new retail subscriptions to our web sites and recently instituted distribution agreements with several other web sites. While there can be no guarantee of future increases, we would expect revenues to continue to increase in the future as a result of our becoming increasingly better known through our webcasting effort as well as the continuing effect of our distribution agreements. Subsequent to July 31, 2000 we launched our webcasting or real time streaming video programming through our web site. We expect that this additional service will eventually provide for an increase in revenues in the form of advertising income.

Cost of Revenues:

         Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site and payments to commentators for their reports that are posted on the web sites. During the year ended July 31, 2000 cost of revenues increased by approximately $7,911,000 to approximately $8,540,000 from approximately $629,000.

         The primary cause of this increase is the introduction of the on-line services and the cost of the commentators who write reports for our web site. The major components of this increase are:

(i) An increase of approximately $4,622,000 in non-cash charges for the amortization of unearned compensation associated with the issuance of common stock and stock options to the commentators for services from approximately $271,000 during the year ended July 31, 1999 to approximately $4,893,000 during the year ended July 31, 2000.

(ii) An increase of approximately $1,993,000 of cash payments to the commentators from approximately $113,000 during the year ended July 31, 1999 to approximately $2,106,000 during the year ended July 31, 2000 and;

(iii) Approximately $1,145,000 expensed in connection with the on-line services and the development and maintenance of our web sites during the year ended July 31, 2000 including approximately $407,000 expensed in connection with the write off of capitalized software costs for our original web site. Such costs increased approximately $1,060,000 from approximately $85,000 during the year ended July 31, 1999.

The balance of the increase is attributable to an overall increase in the number of telephone and fax lines. It is our intention to continue to attract additional commentators and experts for our new webcasting efforts as well as the subscription portion of our web sites. In addition, we expect to incur considerable costs in connection with the launch and operation of our webcast. Accordingly, in periods subsequent to July 31, 2000 the cost of revenues will continue to grow by a substantial amount.

Selling expense:

         Selling expenses consist primarily of advertising and other promotion expenses. During the year ended July 31, 2000 selling expenses increased approximately $1,573,000 from approximately $292,000 to approximately $1,865,000. The major components of this increase are:

(i) Approximately $670,000 expensed in connection with the production and airing of an infomercial.

(ii) Approximately $502,000 for business travel expended in connection with exploring opportunities for web sites in other countries. Such costs increased approximately $419,000 from approximately $83,000 for the year ended July 31, 1999.

The remainder of the increase is attributed to an overall increase in advertising and promotional costs incurred in connection with promoting our web sites.

General and administrative expenses:

         General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $4,659,000 during the year ended July 31, 2000 from approximately $895,000 to approximately $5,554,000. The increase in general administrative expenses is primarily attributable to the following:

(i) An approximate $1,271,00 increase in professional fees for the year ended July 31, 2000 from approximately $201,000 to approximately $1,472,000. The increase in professional fees results from attorneys' fees relating to general corporate matters such as reviewing and negotiating contracts with consultants and other parties and establishing our foreign operations, as well as outside accounting and attorneys' fees in connection with various filings with the SEC.

(ii) An approximate $1,176,000 increase in salaries to officers and office staff for the year ended July 31, 2000 from approximately $431,000 to approximately $1,607,000 The increase in salaries results from additional personnel needed in order to properly support the expansion of our business.

(iii) For the year ended July 31, 1999 rent expense was immaterial. Rent expense for the year ended July 31, 2000 was approximately $766,000. The increase is associated with the growing space required to support additional staff and locations as we continue to change our focus and attempt to increase our subscriber base. This expense is expected to increase materially in the future in light of studio costs for producing the new webcast.

(iv) An approximate $958,000 non cash charge incurred during the year ended July 31, 2000 for amortization of unearned compensation associated with the issuance of common stock options and warrants to investment banking advisors and other parties exploring business expansion opportunities.

The remainder of the increase is attributable to general office expenditures as a result of adding new locations and staff.

Operating income:

         As a result of the above, we incurred an operating loss of approximately $14,953,000 for the year ended July 31, 2000 as compared to an operating loss of approximately $1,015,000 for the year ended July 31, 1999.

Interest expense:

         As more thoroughly discussed within liquidity and capital resources below, On June 12, 2000 we sold a $2,500,000 convertible debenture to CALP II that bears interest at 8% and matures in June 2003.

         As additional consideration in connection with the sale of the CALP II Convertible Debenture, we also issued a warrant to CALP II for the purchase of 428,571 shares of our common stock at $1.75 per share that is exercisable through June 12, 2005. We also issued warrants for the purchase of 275,000 shares of our common stock at $2.00 per share that are exercisable through June 12, 2005 as consideration for legal and other professional services received in connection with the sale of the CALP II Convertible Debenture. We valued the warrant issued to CALP II at $934,285 and the warrants issued for legal and other professional services at $599,500 based on estimated fair values determined by using the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123. Accordingly, we initially increased additional paid-in capital by $1,533,785 for the fair value of the all of the warrants and reduced the carrying value of the CALP II Convertible Debenture by $934,285 for the debt discount attributable to the fair value of the warrant issued to CALP II and increased deferred financing costs by $599,500 for the fair value of the warrants issued for services.

         The fair value of our common stock on June 12, 2000 was $2.25 per share which exceeded the conversion price for the CALP II Convertible Debenture. Pursuant to interpretations issued by the staff of the Securities and Exchange Commission, such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion rights attributable to the issuance of the CALP II Convertible Debenture had a fair value of approximately $1,794,000, which equaled the excess of the aggregate proceeds CALP II would have received if CALP II had converted the CALP II Convertible Debenture and sold the 1,908,397 shares of common stock (the amount of shares that would have been received if conversion occurred on June 12, 2000) for approximately $4,294,000 based on the fair market value of $2.25 per share on June 12, 2000. Since the CALP II Convertible Debenture became convertible upon issuance, we recorded a charge of $1,794,000 to interest expense for the beneficial conversion rights and a corresponding increase in additional paid-in capital.

         Accordingly, interest expense of $1,895,000 for the year ended July 31, 2000 consists of the following components:

(i) Approximately $25,000 of accrued interest for the period from June 12, 2000 through July 31, 2000.

(ii) Approximately $39,000 of interest expense associated with the amortization of debt discount.

(iii) Approximately $37,000 of interest expense associated with the amortization of deferred financing costs.

(iv) Approximately $1,794,000 of interest expense related to the effects of beneficial conversion rights.

Liquidity and Capital Resources

         We only generated revenues of approximately $1,042,000 and $801,000, and incurred net losses of approximately $16,664,000 and $1,028,000 and cash flow deficiencies from operating activities of approximately $8,460,000 and $1,103,000, during 2000 and 1999, respectively. As a result, we had an accumulated deficit of approximately $17,874,000 as of July 31, 2000. Although we had a cash balance of $807,000 and working capital of $1,161,000 as of July 31, 2000, and a substantial portion of our net losses in 2000 and 1999 were attributable to noncash operating expenses, we believe that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2001. In the absence of the financing arranged in June and October 2000 described below these matters would have raised substantial doubt about our ability to continue as a going concern.

         We believe that our profitability will depend principally on our ability to earn revenues from the sale of advertising and sponsorships in our real time video reporting services that did not become available until October 2000. This revenue, in turn, will depend on the market acceptance of such webcasting services including the ability to attract viewers and advertisers. We also believe that we will need additional equity or debt financing to sustain operations until we can market our webcast to attract sufficient viewers, sell advertising and sponsorships and achieve profitability. We believe that we could achieve profitability more rapidly and could obtain better terms for financing through an appropriate strategic alliance with a company that already has web site marketing expertise and financial resources. While management has had discussions with potential strategic partners and plans to continue efforts to find appropriate strategic partners, we have not entered into any definitive agreements for marketing or financial assistance and, accordingly, we cannot assure investors that we will be able to obtain appropriate financing arrangements, expand our viewership and our subscriber base, sell advertising and/or achieve profitability.

         Our cash and cash equivalent position of approximately $807,000 as of July 31, 2000 results primarily from a series of private placements that occurred in March and April 1999, January 2000 and June 2000. The private placements in March and April 1999 raised capital of approximately $7,560,000, net of $708,000 in fees. In connection with these first two private placements 555,130 warrants were granted entitling the holders of such warrants to purchase within two years of issuance one share of common stock for $14 per share. Pursuant to a subscription agreement entered into January 17, 2000 the third private placement raised capital of $2,474,960 net of related costs of $275,040.

         On June 12, 2000, we sold CALP II a convertible debenture that has a principal balance of $2,500,000, matures June 12, 2003 and bears interest at an annual rate of 8%. We received gross proceeds from the sale of $2,500,000. The sale was made through a private placement that was intended to be exempt from registration under the Securities Act. The principal balance of, and interest accrued on, the CALP II Convertible Debenture is convertible, in whole or in part, at the option of CALP II into shares of our common stock at the lesser of $1.31 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. We can require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period preceding the required conversion. The rate can range from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume). We agreed to deposit 2,000,000 shares of our common stock in a segregated account with one of the placement agents for the transaction as collateral for the CALP II Convertible Debenture. Upon conversion of the CALP II Convertible Debenture, a pro rata portion of the shares held in escrow will be returned to us. In connection with the issuance of the CALP II Convertible Debenture, CALP II also received a five-year stock purchase warrant to purchase 428,571 shares of our common stock at a price of $1.75 per share. Placement agents and their counsel received a fee of 10% of the principal amount of the CALP II Convertible Debenture as well as five-year stock purchase warrants to purchase 275,000 shares of our common stock at $2.00 per share.

         As of June 14, 2000, we entered into another financing agreement with CALP II pursuant to which we can require CALP II to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000 and a price per share equal to 85% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the date of each required purchase. We can require CALP II to make minimum purchases of $350,000 (recently amended to $400,000), net of placement agent commissions, every 15 days or additional purchases based on the rate determined by the matrix for the required conversion of the CALP II Convertible Debenture described above. We also agreed to issue to CALP II on each date on which CALP II advances funds to us under the Equity Line of Credit Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that are subject to the advance. The exercise price for these warrants will be equal to 110% of the highest reported bid price of the Company's common stock for the five trading days preceding the date on which an advance is made to us by CALP II. In addition, the placement agents and their counsel will receive a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Line of Credit Agreement. We had not sold any shares of common stock to CALP II pursuant to the Equity Line of Credit Agreement as of July 31, 2000. Access to the foregoing equity line has recently been tolled until January 1, 2001 pursuant to an amendment dated October 31, 2000.

         On October 20, 2000, Thomson Kernaghan agreed to provide the Company with additional financing totaling $3,000,000 through weekly purchases of a total of six additional debentures during the period from October 20, 2000 to December 1, 2000. Each of the six TK Convertible Debentures Thomson Kernaghan agreed to purchase will have a principal balance of $500,000, bear interest at an annual rate of 8% and mature three years from the date of its issuance. As of November 6, 2000, Thomson Kernaghan had purchased TK Convertible Debentures with an aggregate principal balance of $1,000,000. The sale of the TK Convertible Debentures is being made through a private placement that is intended to be exempt from registration under the Securities Act. The principal balance of, and interest accrued on, the TK Convertible Debentures will be convertible, in whole or in part, at the option of Thomson Kernaghan into shares of our common stock at the lesser of $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. We will also be able to require conversion of the TK Convertible Debentures at a rate based on the matrix of market price per share and daily volume in each 15 day period preceding the required conversion.

         As additional consideration in connection with the sale of the TK Convertible Debentures, we also issued a warrant to Thomson Kernaghan for the purchase of 3,000,000 shares of our common stock at $1.25 per share that is exercisable through October 20, 2005. The warrant issued to Thomson Kernaghan had an estimated fair value of $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123, which will be recorded as debt discount and/or deferred financing costs and amortized to interest expense over the related terms of the TK Convertible Debentures. We also agreed to issue to Thomson Kernaghan on each date on which Thomson Kernaghan purchases a TK Convertible Debenture a warrant to purchase a number of shares equal to 20% of the number of shares that would be issued assuming the TK Convertible Debenture was immediately converted into common stock upon issuance. The exercise price for these warrants will be equal to 110% of the average bid price of our common stock for the five trading days preceding the date on which Thomson Kernaghan purchases a TK Convertible Debenture. We will determine the number and fair value of such warrants as of the respective dates of issuance and increase debt discount and/or deferred financing costs accordingly.

         As additional consideration in connection with the sale of the TK Convertible Debentures, we also reduced the conversion price for the CALP II Convertible Debenture from the lesser of $1.31 per share to $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The fair value of our common stock on October 20, 2000 was $1.25 per share which exceeded the adjusted conversion price for the Debenture and the conversion price for the TK Convertible Debentures of $.80 per share. Such excess constitutes a beneficial conversion feature or right which had a fair value at October 20, 2000 of approximately $3,300,000. Since the CALP II Convertible Debenture was convertible and the TK Convertible Debentures become convertible upon issuance, we will record a charge of approximately $3,300,000 to interest expense for the beneficial conversion rights and a corresponding increase in additional paid-in capital in October 2000.

         Through July 31, 2000 we have entered into agreements with approximately fifty-five commentators, employees and other consultants expiring through May 2002. Through July 31, 1999 aggregate consideration paid under these agreements consisted of cash payments of $564,000, the issuance of 120,000 shares of common stock with a fair value of $1,460,000, the grant of options to purchase 235,000 shares of common stock at $2.00 per share with a fair value of

$1,661,850 and the grant of options to purchase 100,000 shares of common stock at $16.25 per share with a fair value of $165,000. During the year ended
July 31, 2000, we paid cash consideration of approximately $2,656,000 and granted options and warrants to purchase 4,282,500 shares of common stock at prices ranging from $1.50-$6.00 per share with a fair value of approximately $11,189,000 in connection with all our employment and consulting agreements. In addition, during the year ended July 31, 2000 pursuant to an amended consulting agreement, we cancelled options to purchase 100,000 shares of common stock at $16.25 per share and issued the consultant options to purchase 200,000 shares of common stock at $2.00 share with a fair value of $894,000. The fair value of the original options was $165,000. Accordingly, during the year ended July 31, 2000 we recorded additional unearned compensation of $729,000. The fair value of the options and warrants granted are computed in accordance with FASB-123 "Accounting for Stock Based Compensation." The unearned compensation will be amortized as a non-cash charge to operations on a straight-line basis over the life of the applicable agreements. In addition, at July 31, 2000, approximately $511,000 is included in prepaid expenses for cash payments made pursuant to the agreements in excess of services rendered to us.

         During the year ended July 31, 2000 we used approximately $8,460,000 in our operations. The major uses of this cash were to fund our net loss for the year ended July 31, 2000. In addition, during the year ended July 31, 2000 we incurred non-cash charges of approximately $6,053,000 related to the amortization of unearned compensation and $1,870,000 related to the issuance of beneficial conversion rights and amortization of deferred finance costs and debt discounts in connection with the CALP II Convertible Debenture.

         During the year ended July 31, 2000 we used approximately $1,500,000 in investing activities of which approximately $1,053,000 was used for the purchase of equipment, construction of our real time video studios and additions to our web sites. The remainder was used for the investment in two related Internet businesses.

         Pursuant to the employment and consulting agreements we are committed to make cash payments of $1,125,000, $369,000 during the years ended July 31, 2001, and 2002 respectively. In addition, we lease office space under month to month and noncancelable leases that expire through November 2003. As of July 31, 2000, we are required to make minimum rental payments of $1,449,000, $1,565,000, $97,000 and $32,000 during the years ended July 31, 2001, 2002, 2003 and 2004 respectively. In addition to minimum rental payments certain of the leases require reimbursement for operating expenses (e.g. maintenance, utilities, etc.) and the lease for our Chelsea Studios calls for the reimbursement of all production costs associated with our web cast which is estimated to be $1,500,000 a year. If the cash generated from operations in excess of the financings described above is not sufficient to fund our liquidity requirements or planned growth, we will need to raise additional funds through public or private financing, strategic relationships or other arrangements. We will also attempt to raise cash before such time. There can be no assurance that such additional funding or strategic alliances, if needed, will be available on terms attractive to us or at all. The failure to raise capital when needed will affect our ability to remain in business, our results of operations and financial condition.

         We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Impact of the Year 2000

         During the year ended July 31, 2000 we completed our Year 2000 assessment. The costs of such assessment were not significant. In addition, we have experienced no problems in the operations of our business as a result of anticipated Year 2000 effects on computer systems.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below is information regarding our directors and executive officers:

         Gary Valinoti, age 42, was a co-founder of the predecessor to JagNotes.com Inc. and has served as the President and Chief Executive Officer of JagNotes.com Inc. since March 1999. Mr. Valinoti is also a member of JagNotes' Board of Directors. From August 1992 - March 1999 Mr. Valinoti served as President, and as a member of the Board of Directors, of JagNotes, Inc., the company that produced the JAGNotes fax service throughout that period. Prior to his involvement with JagNotes, Inc., Mr. Valinoti held positions with various firms in the securities industry including Mosely, Hallgarten, Estabrook & Weeden where he was involved in institutional and currency trading, and started the firm's arbitrage department. Mr. Valinoti attended Wagner College.

         Thomas J. Mazzarisi, age 43, has served as JagNotes' Executive Vice President and General Counsel since March 1999 and is also a member of the JagNotes' Board of Directors. From 1997 until joining JagNotes Mr. Mazzarisi practiced law from his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.

         Stephen R. Russo, age 39, has served as JagNotes' Chief Financial Officer since March 1999. Since 1984, Mr. Russo has also served as President of Stephen R. Russo & Co., Certified Public Accountants. From 1981-1984 Mr. Russo served as Senior Staff Accountant for Edwin Weinberg & Associates, where he was responsible for certified audits of corporate accounts, as well as corporate and individual tax matters. Mr. Russo is a graduate of St. Thomas Aquinas College where he received a B.S. in Accounting. Mr. Russo is a member of the New York State Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the Rockland County Business Association.

         Stephen J. Schoepfer, age 41, is our Executive Vice President, Chief Operating Officer and Secretary and is on our Board of Directors. Prior to joining JagNotes in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our common stock are required to file initial forms of ownership of our common stock and reports of changes in that ownership at the Securities and Exchange Commission. Specific due dates for these forms have been established, and we are required to disclose in this report any failure to file by these dates.

         Based solely on our review of the copies of such forms received by it with respect to fiscal 2000, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

ITEM 10.                EXECUTIVE COMPENSATION

Compensation of Executive Officers

         The following table sets forth certain summary information regarding compensation paid to our Chief Executive Officer and certain executive officers for services rendered during the fiscal years ended July 31, 1998, 1999 and 2000. Except as listed in the table below, no executive officer holding office in fiscal year 2000 received total annual salary and bonus exceeding $100,000. No such officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation not reflected below.

                           SUMMARY COMPENSATION TABLE


----------------------------------------------------------------------------------------------------
Name and Principal Position   Fiscal                                                 All Other
                               Year              Annual Compensation                Compensation
                                       -----------------------------------------
                                                                     Other
                                                                    Annual
                                         Salary       Bonus      Compensation
----------------------------------------------------------------------------------------------------
Gary Valinoti (President      2000      $100,000      ---         ---                 ---
and Chief Executive           1999      $110,550      ---         ---                 ---
Officer)                      1998      $110,550      ---         ---                 ---
----------------------------------------------------------------------------------------------------
Stephen J. Schoepfer          2000      $100,000      $50,000     ---                 ---
(Chief Operating Officer)     1999      ---           ---         ---                 ---
                              1998      ---           ---         ---                 ---
----------------------------------------------------------------------------------------------------
Thomas J. Mazzarisi           2000      $100,000      ---         ---                 ---
(Executive Vice President     1999      ---           ---         ---                 ---
and General Counsel)          1998      ---           ---         ---                 ---
----------------------------------------------------------------------------------------------------
Stephen Russo                 2000      $200,000      ---         ---                 ---
(Chief Financial Officer)     1999      ---           ---         ---                 ---
                              1998      ---           ---         ---                 ---
----------------------------------------------------------------------------------------------------
Jeffrey Goss (Mr. Goss        2000      $86,997       ---         ---                 ---
served as Secretary and       1999      $110,550      ---         ---                 ---
Vice President of             1998      $110,550      ---         ---                 ---
JagNotes.com Inc. until
June 2000, but is no
longer employed by
JagNotes)
----------------------------------------------------------------------------------------------------
Anthony Salandra (Mr.         2000      ---           ---         ---                 ---
Salandra served as            1999      $110,550      ---         ---                 ---
President and director of     1998      $110,550      ---         ---                 ---
JagNotes, Inc. during
fiscal year 1999, but is
no longer employed by
JagNotes)
----------------------------------------------------------------------------------------------------
Barry Belzer, (Mr. Belzer     2000      ---           ---         ---                 ---
served as Secretary and       1999      $110,550      ---         ---                 ---
director of JagNotes, Inc.    1998      $110,550      ---         ---                 ---
during fiscal year 1999,
but is no longer employed
by JagNotes)
----------------------------------------------------------------------------------------------------


         We are in the process of expanding our staff and, accordingly, we expect that our executive compensation expenses will increase in the current and future fiscal years.

Director Compensation

         We currently do not compensate our directors, all of whom receive compensation as officers.

Stock Options and SARs

         No stock options or freestanding SARs were granted to any of our named executive officers during the fiscal year ended July 31, 2000. We expect to enter into employment agreements with three of our named executive officers during our fiscal quarter ending January 31, 2001, pursuant to which such officers will be granted stock options to purchase an aggregate of 900,000 shares of our common stock (See Employment Contracts.)

1999 Long-Term Incentive Plan

         In October, 1999 our Board of Directors approved the 1999 Long-Term Incentive Plan. The purpose of the plan is to allow us to attract and retain officers, employees, directors, consultants and certain other individuals and to compensate them in a way that provides additional incentives and enables such individuals to increase their ownership interests in JagNotes. Individual awards under the plan may take the form of:

         o        either incentive stock options or non-qualified stock options;
         o        stock appreciation rights;
         o        restricted or deferred stock;
         o        dividend equivalents;
         o bonus shares and awards in lieu of JagNotes' obligations to pay cash compensation; and
         o other awards, the value of which is based in whole or in part upon the value of the common stock.

         The plan will generally be administered by a committee appointed by our board of directors, except that the board will itself perform the committee's functions under the plan for purposes of grants of awards to directors who serve on the committee. The board may also perform any other function of the committee. The committee generally is empowered to select the individuals who will receive awards and the terms and conditions of those awards, including exercise prices for options and other exercisable awards, vesting and forfeiture conditions, performance conditions, the extent to which awards may be transferable and periods during which awards will remain outstanding. Awards may be settled in cash, shares, other awards or other property, as the committee may determine.

         The maximum number of shares of common stock that may be subject to outstanding awards under the plan will not exceed 15% of the aggregate number of shares of common stock outstanding effective at the time of such grant. At July 31, 2000, the number of shares deliverable upon exercise of incentive stock options was limited to 2,220,000. The plan also provides that no participant may be granted in any calendar year options or other awards that may be settled by delivery of more than 500,000 shares, and limits payments under cash-settled awards in any calendar year to an amount equal to the fair market value of that number of shares as of the date of grant or the date of settlement of the award, whichever is greater. As of July 31, 2000 there were a total of 1,782,500 shares of common stock subject to outstanding options granted under the plan. Each of the foregoing options has an exercise price of $2.00 per share.

         The plan will remain in effect until terminated by the board of directors. The plan may be amended by our board of directors without the consent of our stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which our common stock may then be listed or quoted. The number of shares reserved or deliverable under the plan, the annual per-participant limits, the number of shares subject to options automatically granted to non-employee directors, and the number of shares subject to outstanding awards are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

         We generally will be entitled to a tax deduction equal to the amount of compensation realized by a participant through awards under the plan, except no deduction is permitted in connection with incentive stock options if the participant holds the shares acquired upon exercise for the required holding periods; and deductions for some awards could be limited under the $1.0 million deductibility cap of Section 162(m) of the Internal Revenue Code. This limitation, however, should not apply to awards granted under the plan during a grace period of approximately one year following the effectiveness of the registration statement covering the shares, and should not apply to certain options, stock appreciation rights and performance-based awards granted thereafter if we comply with certain requirements under Section 162(m).

Employment Contracts

         We expect to enter into three-year employment agreements (each an "Executive Agreement") with each of Gary Valinoti (our President and Chief Executive Officer), Stephen J. Schoepfer (our Executive Vice President and Chief Operating Officer) and Thomas J. Mazzarisi (our General Counsel and Executive Vice President) (collectively, the "Executives") during our fiscal quarter ending January 31, 2001. Each Executive Agreement will provide for an base salary of $150,000, with annual increases of $25,000. The Executive Agreements will also provide that each employee shall be entitled to an annual bonus of at least $25,000 payable on the first business day in January following the year in which the bonus is earned. Such bonus may be higher than $25,000 if so determined by the board of directors in its discretion. In addition, pursuant to the Executive Agreements, each Executive will be entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to other employees of JagNotes. In the event JagNotes terminates the employment of any of the Executives "without cause" or such Executive resigns for "good reason" as defined in the Executive Agreements, such Executive shall be entitled to receive (i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term of employment (the "Severance Period") and (ii) a lump sum cash payment equal to the Severance Period multiplied by the greater of the $25,000 or the highest annual bonus previously paid to such Executive during the term of the Executive Agreement. A change in control of JagNotes (as defined in our 1999 Long-Term Incentive Plan) will be deemed to be a "good reason" for resignation under the Executive Agreements.

         In addition, pursuant to the Executive Agreements, we intend to grant to each of Gary Valinoti, Stephen J. Schoepfer and Thomas J. Mazzarisi a 5% ownership interest in our webcast subsidiary, JAGfn Broadband LLC together with the right to receive a 5% ownership interest in any subsidiary of JagNotes.com Inc. eventually established for the purpose of carrying out our anticipated Latin American operations. Such ownership interests shall not be diluted.

         Pursuant to the terms and conditions of the Executive Agreements, we also intend to grant to each of the Executives options to purchase an aggregate of 900,000 shares of our common stock exercisable at a price per share of $0.25. Of the 900,000 options granted to each Executive, 400,000 will vest immediately upon the execution of the Executive Agreements. 250,000 options will become exercisable on January 1, 2001 and an additional 250,000 options will become exercisable on June 1, 2001. We expect that the options will be subject to the terms of our 1999 Long-Term Incentive Plan and may be exercised, in whole or in part, by the Executives on a cashless basis.

         As of the date of this annual report on Form 10-KSB, the terms and conditions of these anticipated Executive Agreements had not yet been finalized.

Indemnification of Officers and Directors

         Our Articles of Incorporation provide that we shall indemnify our officers, directors, employees and agents to the full extent permitted by Nevada law. Our Bylaws include provisions to indemnify our officers and directors and other persons against expenses (including judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We do not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully or not in JagNotes' best interest. In the case of an action brought by or in the right of JagNotes, we shall indemnify them only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement of these actions and we shall not indemnify them in connection with any matter as to which they have been found to be liable to JagNotes, unless the deciding court determines that, notwithstanding such liability, that person is fairly entitled to indemnity in light of all the relevant circumstances.

         We do not currently maintain director's and officer's liability insurance but we may do so in the future.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the common stock as of November 13, 2000, by (i) each person known by JagNotes to be the beneficial owner of more than five percent of the common stock, (ii) each executive officer and director of JagNotes, and
(iii) all executive officers and directors of JagNotes as a group. See also "Directors and Executive Officers of the Registrant" and "Executive Compensation."


------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner             Number of Shares Beneficially Owned       Percentage of Class(1)
------------------------------------------------------------------------------------------------------------------
Gary Valinoti (President, CEO and Director)                  3,155,500 (2)                         19.0%
1415 Wyckoff Road, Second Floor
Farmingdale, New Jersey 07727
------------------------------------------------------------------------------------------------------------------
Stephen R. Russo (Chief Financial Officer)                          0                                0
1415 Wyckoff Road, Second Floor
Farmingdale, New Jersey 07727
------------------------------------------------------------------------------------------------------------------
Thomas J. Mazzarisi  (Executive Vice President,                110,000                               X
General Counsel and Director)
1415 Wyckoff Road, Second Floor
Farmingdale, New Jersey 07727
------------------------------------------------------------------------------------------------------------------
Stephen J. Schoepfer (Executive Vice                            75,000                               X
President, Chief Operating Officer and
Director)
1415 Wyckoff Road, Second Floor
Farmingdale, New Jersey 07727
------------------------------------------------------------------------------------------------------------------
CALP II Limited Partnership                                   3,798,031 (3)                        20.0% (3)
c/o Thomson Kernaghan & Co.,Ltd.
365 Bay Street, 10th Floor
Toronto, Ontario
CANADA M5H2V2
------------------------------------------------------------------------------------------------------------------
All executive officers and directors as a                      3,340,500                           20.5%
group (4 persons)
------------------------------------------------------------------------------------------------------------------


x       Less than one percent.
(1) Based on 16,282,297 shares outstanding, plus the number of shares which the beneficial owner has the right to acquire within 60 days, if any.
(2)     Includes 444,500 shares owned Mr. Valinoti's wife, Cathleen Valinoti.
(3) Includes 1,135,850 shares of common stock issued to CALP II to date pursuant to our Equity Line of Credit Agreement; 46,442 shares of common stock issued to CALP II upon partial conversion of the CALP II Convertible Debenture during August 2000; 655,739 shares of common stock issuable upon the exercise of stock purchase warrants issued to CALP II to date pursuant to our Equity Line of Credit Agreement; and 1,960,000 shares of common stock issuable to CALP II if and when CALP II opts to convert in whole the CALP II Convertible Debenture, assuming a conversion price of $0.80 per share. We note that the terms and conditions of the CALP II Convertible Debenture restrict CALP II from acquiring in excess of 10% of the outstanding shares of our common stock upon conversion. The beneficial ownership stated above assumes that to date CALP II has not sold any of the shares of our common stock that it has acquired. As of the date of this annual report on Form 10-KSB, we cannot confirm whether CALP has not sold any or all of the shares reported above. We note that CALP II may resell any shares of common stock that it acquires from us pursuant to the Equity Line of Credit Agreement, the CALP II Convertible Debenture and any related warrants. Such shares have been registered by us on a Registration Statement on Form SB-2 filed with the SEC on July 25, 2000 and declared effective on August 4, 2000.

        On October 30, 2000, we entered into an agreement with Thomson Kernaghan pursuant to which Thomson Kernaghan agreed to purchase, or cause to be purchased, six convertible debentures aggregating $3 million, each bearing interest at 8% per year for three years with a conversion price equal to the lesser of 75% of the average of the five lowest closing bid prices of our common stock during the 20 trading days immediately preceding the date of conversion and $0.80 per share. Such debentures have warrant coverage equal to 20% of the number of shares issuable upon conversion of the debentures with an exercise price based upon the formula set forth in our Equity Line of Credit Agreement with CALP II. In addition, we agreed to issue Thomson Kernaghan or its designee(s) an additional five-year stock purchase warrant for 3,000,000 shares of our common stock, exercisable at a price of $1.25 per share. As of November 13, 2000, we had not yet issued any of these securities to Thomson Kernaghan, nor have we been informed of the identity of Thomson Kernaghan's designee(s), if any. If all of the above-described securities are issued in the name of Thomson Kernaghan, Thomson Kernaghan could be deemed to beneficially own in excess of 5% of our outstanding common stock.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Interest in JAGfn Broadband LLC

         Pursuant to the terms and conditions of their prospective employment agreements with JagNotes, we intend to grant to each of Gary Valinoti, Stephen
J. Schoepfer and Thomas J. Mazzarisi a 5% ownership interest in JAGfn Broadband LLC together with the right to receive a 5% ownership interest in any subsidiary of JagNotes.com Inc. eventually established for the purpose of carrying out our anticipated Latin American operations. Such ownership interests shall not be diluted. (See disclosure in Item 9 regarding Employee Contracts.)

Employment Agreement with Jeffrey Valinoti

         On September 18, 2000, JAGfn Broadband LLC entered into a one-year employment agreement with Jeffrey Valinoti, the brother of our Chief Executive Officer. Mr. Valinoti was hired to serve as Director of Market Information in connection with our webcasting operations. Pursuant to the terms and conditions of his employment agreement, Mr. Valinoti will receive annual compensation totaling $85,000 as well as options to acquire 110,000 shares of the common stock of JagNotes.com Inc. at an exercise price of $0.25 per share. All 110,000 options vested on October 9, 2000. We have an option to extend Mr. Valinoti's contract for an additional year for a base salary of $90,000.

ITEM 13.                EXHIBITS, LIST AND REPORTS ON FORM 8-K:

(a)(1)   Financial Statements. See index to Financial Statements on page 39.

(a)(2) All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

         2.1 Agreement and Plan of Reorganization dated March 16, 1999 between Professional Perceptions, Inc. (now known as JagNotes.com Inc.); Harold Kaufman, Jr., an officer, director and principal stockholder thereof; NewJag, Inc.; and the stockholders of NewJag, Inc. (1)

         2.2 Agreement and Plan of Merger dated as of July 29, 1999 by and among JagNotes Notes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation (2)

         3.1      Articles of Incorporation of JagNotes.com Inc., as amended (2)

         3.2      Bylaws of JagNotes.com Inc. (2)

         4.1 Form of Common Stock Purchase Warrant issued in connection with May 1999 private placement (6)

         4.2 Stock Option to acquire 500,000 shares of common stock granted to Strategic Growth International, Inc. on March 14, 2000, included in Exhibit 10.2 (4)

         4.3 Stock Purchase Warrant to acquire 750,000 shares of common stock issued to M.S. Farrell & Co., Inc. on March 15, 2000, included in Exhibit 10.3 (4)

         4.4      2000 8% Convertible Debenture, due June 12, 2003 (5)

         4.5 Form of Stock Purchase Warrant issued in connection with June 2000 private placement. (5)

         4.6 Form of Stock Purchase Warrant issued in connection with May Davis Consulting Agreement, included in Exhibit 10.9. (7)

         10.1     1999 Long Term Incentive Plan (3)

         10.2 Agreement, dated as of March 14, 2000, by and between JagNotes.com Inc. and Strategic Growth International, Inc. (4)

         10.3 Consulting Agreement, dated as of March 15, 2000, by and between JagNotes.com Inc. and M.S. Farrell & Co., Inc. (4)

         10.4 Securities Purchase Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and CALP II Limited Partnership (5)

         10.5 Equity Line of Credit Agreement, dated as of June 14, 2000, by and between JagNotes.com Inc. and CALP II Limited
                  Partnership (5)

         10.6 First Amendment, dated July 19, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000, between JagNotes.com Inc. and CALP II Limited Partnership. (7)

         10.7 Second Amendment, dated October 31, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000 (as amended), between JagNotes.com Inc. and CALP II Limited Partnership.

         10.8 Placement Agency Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and Thomson Kernaghan and Company, Ltd. (5)

         10.9 Placement Agency Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and The May Davis Group, Inc. (5)

         10.10 Consulting Agreement, dated as of July 21, 2000, by and between JagNotes.com Inc. and The May Davis Group, Inc. (7)

         10.11 Letter Agreement, dated October 30, 2000, by and between JagNotes.com Inc. and Thomson Kernaghan & Co., Ltd.

         16.1     Letter Regarding Change in Certifying Accountant (1)

         21.1     List of Subsidiaries

         27       Financial Data Schedule

         99.1 Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc. (including Certificate of Correction related thereto) (2)

----------
(1) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 30, 1999.
(2) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 30, 1999.
(3) Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form SB-2 filed on October 26, 1999.
(4) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on June 16, 2000.
(5) Previously filed as an exhibit to our Current Report on Form 8-K filed on June 16, 2000.
(6) Previously filed as an exhibit to Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on June 22, 2000.
(7) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 25, 2000.

(b)      Reports on Form 8-K

         We filed one Current Report on Form 8-K during the last quarter of the fiscal year ended July 31, 2000. Our Current Report on Form 8-K, dated June 12, 2000, reported a private sale of a convertible debenture in the principal amount of $2,500,000 due June 12, 2003 and bearing interest at 8% per year, which is convertible into shares of our common stock, to CALP II, a Canadian investor and a $10,000,000 Equity Line of Credit Agreement with CALP II, pursuant to which we can put our shares, once registered with the SEC, from time to time, at a purchase price equal to 85% of the average of the five lowest closing bid prices for such shares over the ten trading days preceding the sale of such shares, subject to volume limitations based upon current trading volumes and market price per share. The Equity Line of Credit Agreement now also provides for minimum advances of $400,000 per 15-day period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             JAGNOTES.COM, INC.


                                             /s/ Gary Valinoti
                                             -----------------------------------
                                             Gary Valinoti
                                             Chief Executive Officer

Dated: November 14, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        Signature                               Title                                   Date

/s/ Gary Valinoti                Chief Executive Officer, President and           November 14, 2000
----------------------------     Director (Principal Executive Officer)
Gary Valinoti

/s/ Stephen J. Schoepfer         Chief Operating Officer and Director             November 14, 2000
----------------------------
Stephen J. Schoepfer

/s/ Stephen Russo                Chief Financial Officer (Principal               November 14, 2000
----------------------------     Financial and Accounting Officer)
Stephen Russo

/s/ Thomas J. Mazzarisi          Executive Vice President, General Counsel        November 14, 2000
----------------------------     and Director
Thomas J. Mazzarisi


Item 7.

                       JagNotes.com Inc. and Subsidiaries

                         Index to Financial Statements

                                                                           PAGE
                                                                           ----

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheet
     July 31, 2000                                                          F-3

Consolidated Statements of Operations
     Years Ended July 31, 2000 and 1999                                     F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
     Years Ended July 31, 2000 and 1999                                     F-5

Consolidated Statements of Cash Flows
     Years Ended July 31, 2000 and 1999                                     F-6

Notes to Consolidated Financial Statements                                F-7/23


                                     * * *

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders
JagNotes.com Inc.

We have audited the accompanying consolidated balance sheet of JagNotes.com Inc. and Subsidiaries as of July 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JagNotes.com Inc. and Subsidiaries as of July 31, 2000, and their results of operations and cash flows for the years ended July 31, 2000 and 1999, in conformity with generally accepted accounting principles.

                                             J.H. Cohn LLP

Roseland, New Jersey
October 13, 2000, except for Note 11 as
  to which the date is November 6, 2000

                       JagNotes.com Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                  July 31, 2000


                                     Assets
                                     ------

Current assets:
    Cash and cash equivalents                                            $    806,586
    Accounts receivable                                                        50,034
    Other current assets                                                      985,926
                                                                         ------------
           Total current assets                                             1,842,546

Equipment, net of accumulated depreciation of $41,560                         460,490
Capitalized web site development costs, net of accumulated
    amortization of $423,459                                                  538,405
Investments in other companies, at cost                                       500,000
Deferred financing costs, net of accumulated amortization of $36,854          847,646
Other assets                                                                   74,252
                                                                         ------------

           Total                                                         $  4,263,339
                                                                         ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                $    309,200
    Deferred revenues                                                         342,700
    Current portion of capital lease obligations                               29,212
                                                                         ------------
           Total current liabilities                                          681,112

Convertible debenture, net of unamortized debt discount of $895,356         1,604,644
Noncurrent accrued interest payable                                            25,000
Capital lease obligations, net of current portion                              29,457
                                                                         ------------
           Total liabilities                                                2,340,213
                                                                         ============

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.00001 per share; 14,800,005
        shares issued and outstanding                                             148
    Additional paid-in capital                                             28,677,530
    Unearned compensation                                                  (8,880,551)
    Accumulated deficit                                                   (17,874,001)
                                                                         ------------
           Total stockholders' equity                                       1,923,126
                                                                         ------------

           Total                                                         $  4,263,339
                                                                         ============


See Notes to Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                     Consolidated Statements of Operations
                       Years Ended July 31, 2000 and 1999

                                                       2000            1999
                                                   ------------    ------------

Subscription revenues                              $  1,042,033    $    800,716
                                                   ------------    ------------

Operating expenses:
    Cost of revenues                                  8,132,400         628,758
    Write-off of capitalized web site costs             407,375
    Selling expenses                                  1,865,212         292,261
    General and administrative expenses               5,553,837         894,922
                                                   ------------    ------------
        Totals                                       15,958,824       1,815,941
                                                   ------------    ------------

Loss from operations                                (14,916,791)     (1,015,225)

Other income (expense):
    Interest income                                     147,809          60,873
    Interest expense                                 (1,894,676)
                                                   ------------    ------------

Loss before income taxes                            (16,663,658)       (954,352)

Provision for income taxes                                               73,940
                                                   ------------    ------------

Net loss                                           $(16,663,658)   $ (1,028,292)
                                                   ============    ============


Basic net loss per share                           $      (1.18)   $       (.11)
                                                   ============    ============


Basic weighted average common shares outstanding     14,166,218       9,237,693
                                                   ============    ============


See Notes to Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

    Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                       Years Ended July 31, 2000 and 1999


                                                 Common Stock
                                        ----------------------------   Additional
                                          Number of                      Paid-in         Unearned      Accumulated
                                           Shares          Amount        Capital       Compensation      Deficit          Total
                                        ------------    ------------   ------------    ------------    ------------    ------------
Balance, August 1, 1998                    3,500,000    $     73,445                                   $   (182,051)   $   (108,606)

Shares effectively issued in
    connection with reverse
    acquisition                            3,820,900         (73,372)  $     73,372

Sales of units of common stock
    and warrants through private
    placements, net of expenses
    of $707,700                            6,655,390              67      7,559,993                                       7,560,060

Effects of issuance of common
    stock in exchange for services            20,000                        147,500    $   (147,500)

Effects of issuance of stock
    options in exchange for
    services                                                              1,826,850      (1,826,850)

Effects of transfer of 100,000
    shares of common stock by
    executive officer in exchange
    for services provided to the
    Company                                                               1,312,500      (1,312,500)

Amortization of unearned com-
    pensation                                                                               271,462                         271,462

Net loss                                                                                                 (1,028,292)     (1,028,292)
                                        ------------    ------------   ------------    ------------    ------------    ------------

Balance, July 31, 1999                    13,996,290             140     10,920,215      (3,015,388)     (1,210,343)      6,694,624

Sales of common stock through
    private placement, net of
    expenses of $275,040                     785,715               8      2,474,952                                       2,474,960

Exercise of stock options                     18,000                         36,000                                          36,000

Effects of issuance of stock
    options and warrants in
    exchange for services                                                11,918,685     (11,918,685)

Effects of issuance of beneficial
    conversion rights and warrants
    in connection with private place-
    ment of convertible debenture                                         3,327,678                                       3,327,678

Amortization of unearned com-
    pensation                                                                             6,053,522                       6,053,522

Net loss                                                                                                (16,663,658)    (16,663,658)
                                        ------------    ------------   ------------    ------------    ------------    ------------

Balance, July 31, 2000                    14,800,005    $        148   $ 28,677,530    $ (8,880,551)   $(17,874,001)   $  1,923,126
                                        ============    ============   ============    ============    ============    ============


See Notes to Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                       Years Ended July 31, 2000 and 1999


                                                                            2000            1999
                                                                        ------------    ------------
Operating activities:
    Net loss                                                            $(16,663,658)   $ (1,028,292)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                          24,076          17,059
        Write-off of capitalized web site development costs                  407,375
        Amortization of unearned compensation                              6,053,522         271,462
        Charges to interest expense for:
           Issuance of beneficial conversion rights                        1,793,893
           Amortization of deferred financing costs and debt discount         75,783          73,940
        Deferred income taxes
    Changes in operating assets and liabilities:

           Accounts receivable                                               (31,134)         44,654
           Other current assets                                             (382,394)       (603,532)
           Other assets                                                                      (12,004)
           Accounts payable and accrued expenses                             177,805          55,664
           Deferred revenues                                                  59,478          78,535
           Noncurrent accrued interest payable                                25,000
                                                                        ------------    ------------
               Net cash used in operating activities                      (8,460,254)     (1,102,514)
                                                                        ------------    ------------

Investing activities:
    Net repayments of loans to officer                                                        24,839
    Purchases of equipment                                                  (385,740)
    Web site development costs capitalized                                  (702,500)       (259,364)
    Investments in other companies                                          (350,000)       (150,000)
    Purchases of other assets                                                (62,248)
                                                                        ------------    ------------
               Net cash used in investing activities                      (1,500,488)       (384,525)
                                                                        ------------    ------------

Financing activities:
    Payments of capital lease obligations                                    (37,554)
    Proceeds from private placement of convertible debenture               2,500,000
    Costs paid in connection with private placement of
        convertible debenture                                               (285,000)
    Net proceeds from private placements of common stock
        and units of common stock and warrants                             2,474,960       7,560,060
    Proceeds from exercise of stock options                                   36,000
                                                                        ------------    ------------
               Net cash provided by financing activities                   4,688,406       7,560,060
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                      (5,272,336)      6,073,021
Cash and cash equivalents, beginning of year                               6,078,922           5,901
                                                                        ------------    ------------

Cash and cash equivalents, end of year                                  $    806,586    $  6,078,922
                                                                        ============    ============

Supplemental disclosure of cash flow information:

    Interest paid                                                       $       --      $       --
                                                                        ============    ============

    Income taxes paid                                                   $       --      $     32,785
                                                                        ============    ============


See Notes to Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 1 - Organization and business:

         JagNotes.com Inc. ("JagNotes") was originally incorporated during 1997 in Nevada as Professional Perceptions, Inc. to develop operations as a consultant to retailers. However, JagNotes never generated any significant revenues or expenses in connection with such operations and it was inactive at the time of the exchange of shares described below.

         JagNotes, Inc. ("JNI") and its predecessors have been providing financial and investment information within the financial community since 1989. It operated as an unincorporated business from 1989 until August 1992 when it was incorporated in New Jersey as NewJag, Inc. Its name was changed to JagNotes, Inc. in December 1993. JNI gathers and compiles information from contacts at financial institutions and releases such information to subscribers on a timely basis through facsimile transmissions and a web site, www.jagfn.com, which opened in April 1999. Subscribers receive information about newly-issued research reports and analyst opinions, upgrades, downgrades and coverage changes. Prior to 1999, JNI's customers were primarily financial professionals. During 1999, JNI began to focus its marketing efforts on retail subscribers. During 2000, the initial web site was redesigned and a program commenced to enhance the web site by making it capable of providing subscribers with "real time streaming video and audio" reports related to developments in the financial markets. Management considers all of the financial services provided to subscribers to be within the same business segment.

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

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 1 - Organization and business (concluded):

         The "Company" as used herein refers to JNI prior to March 16, 1999, and it refers to JagNotes together with JNI from March 16, 1999 through August 16, 1999 (the date JNI was merged into JagNotes) and JagNotes.Euro.com Ltd. ("Euro"), a wholly-owned subsidiary of JagNotes, from July 8, 1999 (the date of Euro's inception).

Note 2 - Basis of presentation and summary of significant accounting policies:
         Basis of presentation:

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $1,042,000 and $801,000, and it incurred net losses of approximately $16,664,000 and $1,028,000 and cash flow deficiencies from operating activities of approximately $8,460,000 and $1,103,000, during 2000 and 1999, respectively. As a result, the Company had an accumulated deficit of approximately $17,874,000 as of July 31, 2000. Although the Company had a cash balance of $807,000 and working capital of $1,161,000 as of July 31, 2000, and a substantial portion of its net losses in 2000 and 1999 were attributable to noncash operating expenses, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2001. In the absence of the mitigating factors set forth below, these matters would raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that the profitability of the Company will depend significantly upon the Company's ability to generate advertising revenues from its real time reporting services, which did not become available to the subscribers to its web site until October 2000. The Company's ability to generate sufficient advertising revenues will depend, in turn, on its ability to increase the number of visitors to its web sites. It also believes that the Company could achieve profitability more rapidly through an appropriate strategic alliance with a company that already has web site marketing expertise and financial resources. While management has had discussions with potential strategic partners and plans to continue efforts to find appropriate strategic partners, the Company has not entered into any definitive agreements for marketing assistance and, accordingly, it cannot determine if or when the Company will be able to generate sufficient advertising or other revenues and/or achieve profitability.

         Therefore, management believes that the Company will need additional equity or debt financing to sustain operations until it can market its services, expand its customer base and achieve profitability. The Company had entered into an equity financing agreement prior to July 31, 2000 that gave it the right to require an investor to pay it up to $10,000,000 for purchases of shares of its common stock at 85% of the average of specified closing bid prices, although such purchases are subject to certain conditions (see Notes 9 and 11). On October 20, 2000, it entered into another agreement for the sale of debentures with an aggregate principal balance of $3,000,000 (see Note 11). As a result, management believes that the Company will have sufficient financial resources to enable it to continue to operate through at least July 31, 2001. However, if it cannot achieve profitability or obtain additional financing by that date, the Company may be forced thereafter to restructure, file for bankruptcy or cease operations.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (continued):

         Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Principles of consolidation:

         As a result of accounting for the Exchange as a purchase business combination and a reverse acquisition (see Note 1), the accompanying consolidated financial statements include the accounts of (i) JagNotes from March 16, 1999, the date of the reverse acquisition, through July 31, 2000, (ii) JNI from August 1, 1998 through August 16, 1999, the date JNI was merged into JagNotes and (iii) Euro from July 8, 1999 (the date of its inception) through July 31, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue recognition:

         Fees for subscriptions are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. Revenues from subscriptions are recognized ratably over the subscription period. Subscription fees collected that relate to periods subsequent to the date of the consolidated balance sheet are included in deferred revenues.

         Cash equivalents:

         Cash equivalents consist of highly liquid investments with a maturity of three months or less when acquired.

         Equipment:

         Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using accelerated methods over the estimated useful lives of the assets which range from three to seven years.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (continued):

         Web site development costs:

         The Company accounts for costs incurred in connection with the development of a web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life.

         The Company capitalized costs of approximately $702,000 and $259,000 in 2000 and 1999, respectively, that were incurred in connection with the acquisition and development of software in the application and infrastructure development stage and the enhancement of its web sites. The Company also redesigned the software it initially developed for its web site and wrote down previously capitalized web site development costs of approximately $407,000 during 2000.

         Debt issuance costs and debt discount:

         Loan fees and other debt issuance costs are deferred and amortized to interest expense over the term of the related loan on a straight-line basis. Debt discount is offset against the principal balance and amortized using the interest method over the term of the related loan.

         Impairment of long-lived assets:

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and capitalized web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (continued):

         Advertising:

         The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to $1,262,477 and $182,597 in 2000 and 1999, respectively.

         Income taxes:

         The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Stock options:

         In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company recognizes the cost of options, warrants and other equity instruments issued to employees and nonemployees as consideration for services to expense over the periods in which the related services are rendered by a charge to compensation cost and a corresponding credit to equity (additional paid-in capital). Generally, cost is accrued based on the fair value of the equity instruments at the date of issuance, which is estimated based on the Black-Scholes or another option-pricing model that meets criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures is recognized as they occur.

         Net earnings (loss) per share:

         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants and the conversion of the outstanding convertible debenture, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the debenture had been added back to the numerator.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (concluded):

         Net earnings (loss) per share (concluded):

         Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 2000 and 1999 and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of the outstanding convertible debenture would have been anti-dilutive.

         Recent accounting pronouncements:

         The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the years ended July 31, 2000 and 1999 or that they will have a significant affect at the time they become effective.

Note 3 - Investments in other companies:

         During 2000, the Company purchased a 7% equity interest in another Internet-based provider of financial and investment information and a 2.5% equity interest in a company that has developed software that will allow multiple web pages to be utilized at the same time. Such software could also facilitate access to the Company's web sites through web sites maintained by other providers of financial and investment information. The investees are not public companies and, accordingly, these investments are accounted for pursuant to the cost method. The aggregate carrying value of the investments was $500,000 as of July 31, 2000.

Note 4 - Income taxes:

         As of July 31, 2000, the Company had net operating loss carryforwards of approximately $11,243,000 available to reduce future Federal taxable income which will expire in 2019 and 2020.

         As of July 31, 2000, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

              Deferred revenues, net                            $   117,000
              Goodwill                                                5,000
              Unearned compensation                               2,481,000
              Net operating loss carryforwards                    4,490,000
                                                                -----------
                                                                  7,093,000

              Less valuation allowance                           (7,093,000)
                                                                -----------

                       Total                                    $      --
                                                                ===========

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 4 - Income taxes (concluded):

         Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2000. The Company had also offset the potential benefits of approximately $440,000 from net operating loss carryforwards by an equivalent valuation allowance as of July 31, 1999. There was no valuation allowance as of July 31, 1998.

         The Company had no provision or credit for income taxes in 2000. The provision for income taxes in 1999 consisted of the following:

              Deferred Federal income tax                  $57,280
              Deferred state income tax                     16,660
                                                           -------

                       Total                               $73,940
                                                           =======

         The following table reconciles the expected statutory credit for Federal income tax to the Company's effective tax rate for 2000 and 1999:


                                                                               2000    1999
                                                                               ----    ----
              Tax at Federal statutory rate                                    (34)%   (34)%
              Increase (decrease) from effects of:
                  State income taxes, net of Federal income tax benefit                  1
                  Increase in valuation allowance of $7,093,000 and
                   $440,000                                                     34      41
                                                                               ---     ---

                       Effective rate                                          -- %      8 %
                                                                               ===     ===


Note 5 - Capital lease obligations:

         The Company uses computer equipment under lease agreements classified as capital leases. The Company's obligations under capital leases as of July 31, 2000 are set forth below:

              Year Ending
                July 31,                                                 Amount
              -----------                                                ------

                2001                                                    $33,764

                2002                                                     30,951
                                                                        -------

                Total minimum lease payments                             64,715
                Less amount representing interest                         6,046
                                                                        -------

                Present value of net minimum lease payments              58,669
                Less current portion                                     29,212
                                                                        -------

                Long-term portion                                       $29,457
                                                                        =======

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Capital lease obligations (concluded):

         The Company effectively acquired equipment at a cost of $96,223 in 2000 by incurring capital lease obligations. These noncash transactions are not reflected in the accompanying consolidated statements of cash flows. The net carrying value of equipment used by the Company under capital leases was $93,550 as of July 31, 2000.

Note 6 - Convertible debenture:

         On June 12, 2000, the Company sold an investor (the "Investor") a convertible debenture (the "Debenture") that has a principal balance of $2,500,000, matures June 12, 2003 and bears interest at an annual rate of 8%. The Company received gross proceeds from the sale of $2,500,000. The sale was made through a private placement that was intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The principal balance of, and interest accrued on, the Debenture is convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $1.31 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion provided that the investor does not hold in excess of 10% of the outstanding stock of the Company. The Company can require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period preceding the required conversion. The rate can range from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume). The Company agreed to deposit 2,000,000 shares of its common stock in a segregated account with one of the placement agents for the transaction as collateral for the Debenture. Upon conversion of the Debenture, a pro rata portion of the shares held in escrow will be returned to the Company.

         As additional consideration in connection with the sale of the Debenture, the Company also issued a warrant to the Investor for the purchase of 428,571 shares of the Company's common stock at $1.75 per share that is exercisable through June 12, 2005. The Company also issued warrants for the purchase of 275,000 shares of the Company's common stock at $2.00 per share that are exercisable through June 12, 2005 as consideration for legal and other professional services received in connection with the sale of the Debenture. The Company valued the warrant issued to the Investor at $934,285 and the warrants issued for legal and other professional services at $599,500 based on estimated fair values determined by using the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123. Accordingly, the Company initially increased additional paid-in capital by $1,533,785 for the fair value of all of the warrants and reduced the carrying value of the Debenture by $934,285 for the debt discount attributable to the fair value of the warrant issued to the Investor and increased deferred financing costs by $599,500 for the fair value of the warrants issued for services. The Company also increased deferred financing costs by $285,000 for other payments made for legal and other professional services received in connection with the sale of the Debenture.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 6 - Convertible debenture (concluded):

         The fair value of the Company's common stock on June 12, 2000 was $2.25 per share which exceeded the conversion price for the Debenture. Pursuant to interpretations issued by the staff of the Securities and Exchange Commission, such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion rights attributable to the issuance of the Debenture had a fair value of approximately $1,794,000, which equaled the excess of the aggregate proceeds the Investor would have received if the Investor had converted the Debenture and sold the 1,908,397 shares of common stock (the amount of shares that would have been received if conversion occurred on June 12, 2000) for approximately $4,294,000 based on the fair market value of $2.25 per share on June 12, 2000. Since the Debenture became convertible upon issuance, the Company recorded a charge of $1,794,000 to interest expense for the beneficial conversion rights and a corresponding increase in additional paid-in capital.

         The issuances of the warrants and the beneficial conversion rights were noncash transactions and, accordingly, they are not reflected in the accompanying consolidated statements of cash flows.

Note 7 - Employee benefit plans:

         The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company's contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2000 and 1999.

Note 8 - Fair value of financial instruments:

         The Company's material financial instruments at July 31, 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable and the Debenture. In the opinion of management, cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values at July 31, 2000 because of their liquidity and/or their short-term maturities. Since the Debenture was sold to an unrelated party on June 12, 2000, management believes that its net carrying value also approximated fair value at July 31, 2000.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 9 - Other issuances of common stock, warrants and stock options:

         Private placements of common stock and warrants:

         During 2000, the Company received proceeds of $2,474,960, net of related costs and expenses of $275,040, from the sale of 785,715 shares of common stock. During 1999, it received proceeds of $7,560,060, net of related costs and expenses of $707,700, from the sale of 6,655,390 shares of common stock and 555,130 warrants to purchase shares of common stock at $14.00 per share through April 2001. The sales of common stock during 2000 and units of common stock and warrants during 1999 were made through private placements intended to be exempt from registration under the Act.

         As explained in Note 6, the Company also issued a warrant to the Investor in connection with the private placement of the Debenture for the purchase of 428,571 shares of the Company's common stock at $1.75 per share that is exercisable through June 12, 2005. All of the warrants issued in connection with the private placements of the units and the Debenture remained outstanding as of July 31, 2000.

         Options, warrants and other equity instruments issued for services:

         In addition to the warrants sold through the private placements described above and in conjunction with the sale of the Debenture to the Investor as described in Note 6, the Company has issued, from time to time, stock options, warrants and/or shares of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 1, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of SFAS 123.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 9 - Other issuances of common stock, warrants and stock options
         (continued):

         Options, warrants and other equity instruments issued for services (continued):

         The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 1998 as a result of issuances as a result of issuances of those options and warrants to employees and nonemployees as compensation for services to the number outstanding at July 31, 2000 and sets forth other related information:


                                                                      Range of
                                                       Number         Exercise
                                                     of Shares         Prices
                                                     ---------     --------------
         Options and warrants issued for services
            outstanding, August 1, 1998                    --

         Options and warrants granted to employees
            and investment analysts and
            commentators (A)                            335,000    $2.00 - $16.25
                                                     ----------

         Options and warrants issued for services
            outstanding, July 31, 1999                  335,000    $2.00 - $16.25

         Warrants issued for legal and other
            professional services (B)                   275,000    $         2.00

         Options and warrants granted to employees
            and investment analysts and
            commentators (C) (D)                      4,382,500    $1.50 - $ 6.00

         Options cancelled (C)                         (100,000)   $        16.25

         Options exercised                              (18,000)   $         2.00
                                                     ----------

         Options and warrants issued for services
            outstanding, July 31, 2000 (E)            4,874,500    $1.50 - $ 6.00
                                                     ==========    ==============


         (A) The cost of the options and warrants of $1,826,850, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation in 1999 as further explained below.

         (B) The warrants were issued for services received in connection with the sale of the Debenture. The cost of the warrants of $599,500, determined based on their aggregate estimated fair value at the date of issuance, was initially charged to debt financing costs in 2000 as further explained in Note 6.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 9 - Other issuances of common stock, warrants and stock options
         (continued):

         Options, warrants and other equity instruments issued for services (continued):

         (C) The cost of the options and warrants of $11,918,685, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation in 2000 as further explained below. The aggregate cost includes $729,000 for the incremental cost of options to purchase 200,000 shares at $2.00 per share that were issued pursuant to an amendment to an agreement with an investment analyst that also provided for the cancellation of options granted in 1999 to purchase 100,000 shares at $16.25 per share. The incremental cost represents the fair value of the options to purchase 200,000 shares at the date of grant in 2000 of $894,000, net of the fair value of the options to purchase 100,000 shares cancelled at the original date of grant in 1999 of $165,000.

         (D) These options and warrants also include options for the purchase of 1,782,500 shares granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which was approved by the Board of Directors on October 1, 1999. The Incentive Plan provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan may not exceed 15% of the aggregate number of shares of the Company's common stock outstanding as of the date of grant. As of July 31, 2000, the number of shares that could have been subject to awards under the Incentive Plan was limited to 2,220,000 shares and the options for the purchase of all of the 1,782,500 shares remained outstanding.

         (E) These options and warrants will expire at various dates from June 2005 through July 2010.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 9 - Other issuances of common stock, warrants and stock options
         (continued):

         Options, warrants and other equity instruments issued for services (continued):

         The following table summarizes information about the number of shares of common stock subject to options and warrants that were outstanding at July 31, 2000 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services:


                                                                    Options and
                 Options and Warrants Outstanding               Warrants Exercisable
         --------------------------------------------------   -----------------------
                                       Weighted
                                        Average
                                       Years of    Weighted                  Weighted
                                       Remaining   Average                   Average
            Exercise       Number     Contractual  Exercise     Number       Exercise
             Prices      Outstanding     Life       Price     Exercisable     Price
         -------------   -----------  -----------  --------   -----------    --------
             $1.50           50,000       9.92      $1.50          4,167      $1.50
              2.00        3,574,500       7.62       2.00        998,192       2.00
              3.50          500,000      4.625       3.50        187,500       3.50
              6.00          750,000      4.625       6.00        140,625       6.00
                          ---------                            ---------

         $1.50 - $6.00    4,874,500       6.87       2.76      1,330,484       2.63
         =============    =========      =====      =====      =========      =====


         During 1999, the Company also issued 20,000 shares of common stock and an executive officer of the Company transferred 100,000 shares of common stock of the Company that he had owned to investment analysts and commentators as consideration for consulting services. The transfer of shares by the executive officer was accounted for as a donation of the shares to and a reissuance of the shares by the Company. Accordingly, the Company charged a total of $1,460,000 to unearned compensation in 1999 for the shares issued and transferred as consideration for consulting services, of which $147,500 represented the estimated fair value of the 20,000 shares issued by the Company and $1,312,500 represented the estimated fair value of the 100,000 shares transferred by the executive officer.

         A total of $11,918,685 and $3,286,850 was charged to unearned compensation during 2000 and 1999, respectively, as a result of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above. Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $6,053,552 and $271,462 was amortized during 2000 and 1999, respectively. The unamortized balance of $8,880,551 and $3,015,388 has been reflected as a reduction of stockholders' equity as of July 31, 2000 and 1999, respectively.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 9 - Other issuances of common stock, warrants and stock options
         (concluded):

         Options, warrants and other equity instruments issued for services (concluded):

         The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the "minimum value method" through October 31, 1999 (due to the limited amount of trading of the Company's shares through that date) and the Black-Scholes option-pricing model thereafter. The fair values were determined in 2000 and 1999 based on the following assumptions:

              Expected years of option life:                               5
              Risk-free interest rate:                                     6%
              Dividend yield:                                              0%
              Volatility:
                 Through October 31, 1999                                  0%
                 November 1, 1999 through January 31, 2000                79%
                 February 1, 2000 through April 30, 2000                 110%
                 May 1, 2000 through July 31, 2000                       154%

         Equity financing agreement:

         As of June 14, 2000, the Company entered into another financing agreement (the "Equity Financing Agreement") with the Investor that purchased the Debenture (see Note 6) pursuant to which the Company can require the Investor to purchase shares of the Company's common stock from time to time at an aggregate purchase price of $10,000,000 and a price per share equal to 85% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the date of each required purchase. It can require the Investor to make minimum purchases of $350,000, net of placement agent commissions, every 15 days or additional purchases based on the rate determined by the matrix for the required conversion of the Debenture described in Note 6. The Company also agreed to issue to the Investor on each date on which the Investor advances funds to the Company under the Equity Financing Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that are subject to the advance. The exercise price for these warrants will be equal to 110% of the highest reported bid price of the Company's common stock for the five trading days preceding the date on which an advance is made to the Company by the Investor. In addition, the placement agents and their counsel will receive a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Financing Agreement. The Company had not sold any shares of common stock to the Investor pursuant to the Equity Financing Agreement as of July 31, 2000 (see Note 11).

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 10 - Commitments and contingencies:

         Concentrations of credit risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At July 31, 2000, the Company had balances that exceeded Federal insurance limits by approximately $707,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

         The Company extends credit to its customers. Generally, it does not require any collateral. The Company closely monitors the extension of credit while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2000.

         Consulting and employment agreements:

         As of July 31, 2000, the Company was obligated to make approximate cash payments under consulting and employment agreements totaling approximately $1,494,000, of which $1,125,000 and $369,000 is payable in the years ending July 31, 2001 and 2002, respectively.

         Operating leases:

         The Company leases office space under month-to-month leases and noncancelable leases that expire through November 2003. Rent expense under all of the leases, which are classified as operating leases, totaled approximately $766,000 and $43,000 for 2000 and 1999, respectively. As of July 31, 2000, minimum rental obligations under the noncancelable leases totaled approximately $3,143,000, of which $1,449,000, $1,565,000, $97,000 and $32,000 is payable in the years ending July 31, 2001, 2002, 2003 and 2004, respectively.

Note 11 - Subsequent events:

         Additional consulting and employment agreements:

         From August 1, 2000 through October 13, 2000, the Company entered into consulting and employment agreements with several other investment analysts and commentators (see Notes 9 and 10). The majority of the agreements have an initial term of one year and are renewable at the option of the Company for another year. The consideration paid or to be paid by the Company pursuant to these agreements will consist of cash payments aggregating approximately $1,795,000 and issuances of options to purchase 322,000 shares of the Company's common stock at $2.00 per share. These options, which will expire at various dates through October 2010, had an aggregate fair value at the respective dates of issuance of approximately $491,000.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 11 - Subsequent events (continued):

         Financing agreements:

         On October 20, 2000, Thomson Kernaghan ("TK") a company related to the Investor (see Note 6) agreed to provide the Company with additional financing totaling $3,000,000 through weekly purchases of a total of six additional debentures (the "New Debentures") during the period from October 20, 2000 to December 1, 2000. Each of the six New Debentures TK agreed to purchase will have a principal balance of $500,000, bear interest at an annual rate of 8% and mature three years from the date of its issuance. In addition, TK will receive a 10% fee for each New Debenture. As of November 6, 2000, TK had purchased New Debentures with an aggregate principal balance of $1,000,000. The sale of the New Debentures is being made through a private placement that is intended to be exempt from registration under the Act. The principal balance of, and interest accrued on, the New Debentures will be convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The Company will also be able to require conversion of the Debenture and the New Debentures at the rate based on the matrix of market price per share and daily volume in each 15 day period preceding the required conversion described in Note 6.

         As additional consideration in connection with the sale of the New Debentures, the Company also issued a warrant to TK for the purchase of 3,000,000 shares of the Company's common stock at $1.25 per share that is exercisable through October 20, 2005. The warrant issued to TK had an estimated fair value of $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123, of which $3,000,000 (which equals the principal balance of the New Debentures) will be recorded as debt discount and/or deferred financing costs and amortized to interest expense over the related terms of the New Debentures. The Company also agreed to issue to TK on each date on which TK purchases a New Debenture a warrant to purchase a number of shares equal to 20% of the number of shares that would be issued assuming the New Debenture was immediately converted into common stock upon issuance. The exercise price for these warrants will be equal to 110% of the average bid price of the Company's common stock for the five trading days preceding the date on which TK purchases a New Debenture. The Company will determine the number and fair value of such warrants as of the respective dates of issuance.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 11 - Subsequent events (concluded):

         Financing agreements (concluded):

         As additional consideration in connection with the sale of the New Debentures, the Company also reduced the conversion price for the Debenture from the lesser of $1.31 per share to $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The fair value of the Company's common stock on October 20, 2000 was $1.25 per share which exceeded the adjusted conversion price for the Debenture and the conversion price for the New Debentures of $.80 per share. Such excess constitutes beneficial conversion features or rights which had an aggregate fair value at October 20, 2000, determined as explained in
         Note 6, of approximately $3,300,000, of which approximately $1,600,000 and $1,700,000 applies to the Debenture and the New Debentures, respectively. However, the Company will not record any additional charges for the fair values of the beneficial conversion rights since the fair values of the beneficial conversion rights and/or warrants previously issued to the Investor in connection with the Debenture and the fair value of the warrants issued to TK had already offset the proceeds allocated to the Debenture and the New Debentures.

         On October 31, 2000, the Equity Financing Agreement (see Note 9) was also amended to suspend the Company's right to require the Investor to purchase common stock of the Company until January 1, 2001 and increase the minimum value of common stock the Company will be able to require the Investor to purchase every 15 days from $350,000 to $400,000.

         During the period from August 1, 2000 to November 6, 2000, the Investor converted a portion of the principal balance of the Debenture totaling $50,000 and accrued interest of $662 into 46,442 shares of common stock. The Company also issued 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock to the Investor and received proceeds of $1,050,003, net of placement fees of $116,667, pursuant to the Equity Financing Agreement. The warrants will be exercisable at prices ranging from $1.21 to $1.94 per share through September 2005.


                                     * * *