Form 10KSB/A
period 2000-07-31
JAGNOTES COM
filed 2000-11-20
CIK 1089029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                  FORM 10-KSB/A

(Mark One)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2000

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        Common Stock, $0.00001 par value
                                (Title of Class)
                                 --------------

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The issuer's revenue for the fiscal year ended July 31, 2000 was approximately $1,042,033.

         The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the Common Stock on November 13, 2000 as reported on the OTC Bulletin Board, was approximately $11,746,629.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at November 20, 2000
                   -----                        --------------------------------
 Common Stock, par value $0.00001 per share                17,223,425

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

Explanatory Note.

         This Report on Form 10-KSB/A amends the disclosure contained in Item 10 of the Annual Report on Form 10-KSB filed by JagNotes.com Inc. with the Securities and Exchange Commission on November 14, 2000 to correct a typographical error contained in the Summary Compensation Table.

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

                                                     SUMMARY COMPENSATION TABLE
---------------------------------- ----------- -------------------------------------------------- -----------------------
   Name and Principal Position       Fiscal                                                             All Other
                                      Year                    Annual Compensation                      Compensation
                                               --------------------------------------------------
                                               --------------- ------------- --------------------
                                                                                    Other
                                                                                   Annual
                                                   Salary         Bonus         Compensation
---------------------------------- ----------- --------------- ------------- -------------------- -----------------------
Gary Valinoti (President and       2000        $100,000        ---           ---                  ---
Chief Executive Officer)           1999        $110,550        ---           ---                  ---
                                   1998        $110,550        ---           ---                  ---
---------------------------------- ----------- --------------- ------------- -------------------- -----------------------
Stephen J. Schoepfer               2000        $100,000        $50,000       ---                  ---
(Chief Operating Officer)          1999        ---             ---           ---                  ---
                                   1998        ---             ---           ---                  ---
---------------------------------- ----------- --------------- ------------- -------------------- -----------------------
Thomas J. Mazzarisi                2000        $100,000        ---           ---                  ---
(Executive Vice President and      1999        ---             ---           ---                  ---
General Counsel)                   1998        ---             ---           ---                  ---
---------------------------------- ----------- --------------- ------------- -------------------- -----------------------
Stephen R. Russo                   2000        $20,000         ---           ---                  ---
(Chief Financial Officer)          1999        ---             ---           ---                  ---
                                   1998        ---             ---           ---                  ---
---------------------------------- ----------- --------------- ------------- -------------------- -----------------------
Jeffrey Goss (Mr. Goss served as   2000        $86,997         ---           ---                  ---
Secretary and Vice President of    1999        $110,550        ---           ---                  ---
JagNotes.com Inc. until June       1998        $110,550        ---           ---                  ---
2000, but is no longer employed
by JagNotes)
---------------------------------- ----------- --------------- ------------- -------------------- -----------------------
Anthony Salandra (Mr. Salandra     2000        ---             ---           ---                  ---
served as President and director   1999        $110,550        ---           ---                  ---
of JagNotes, Inc. during fiscal    1998        $110,550        ---           ---                  ---
year 1999, but is no longer
employed by JagNotes)
---------------------------------- ----------- --------------- ------------- -------------------- -----------------------
Barry Belzer, (Mr. Belzer served   2000        ---             ---           ---                  ---
as Secretary and director of       1999        $110,550        ---           ---                  ---
JagNotes, Inc. during fiscal       1998        $110,550        ---           ---                  ---
year 1999, but is no longer
employed by JagNotes)
---------------------------------- ----------- --------------- ------------- -------------------- -----------------------

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

                                                     JAGNOTES.COM, INC.


                                                     /s/ Gary Valinoti
                                                     ---------------------------
                                                     Gary Valinoti
                                                     Chief Executive Officer

Dated: November 20, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                Signature                                        Title                                Date

                                               Chief Executive Officer, President and
/s/ Gary Valinoti                              Director (Principal Executive Officer)           November 20, 2000
------------------------------------------
Gary Valinoti


/s/ Stephen J. Schoepfer                       Chief Operating Officer and Director             November 20, 2000
------------------------------------------
Stephen J. Schoepfer

                                               Chief Financial Officer (Principal
/s/ Stephen R. Russo                           Financial and Accounting Officer)                November 20, 2000
------------------------------------------
Stephen Russo

                                               Executive Vice President, General Counsel
/s/ Thomas J. Mazzarisi                        and Director                                     November 20, 2000
------------------------------------------
Thomas J. Mazzarisi