Form 10QSB
period 2000-10-31
JAGNOTES COM
filed 2000-12-20
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended October 31, 2000.
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

                                 (646) 205-8314
                (Issuer's Telephone Number, Including Area Code)
                                   -----------

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

         As of December 17, 2000, the registrant had 17,223,425 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.



                          INDEX TO FINANCIAL STATEMENTS

Description                                                             Page No.
-----------                                                             --------

Condensed Consolidated Balance Sheet at October 31, 2000 (Unaudited)        F-2

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2000 and 1999 (Unaudited)                    F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended October 31, 2000 (Unaudited)                             F-4

Condensed Consolidated Statements of Cash Flows
Three Months Ended October 31, 2000 and 1999 (Unaudited)                    F-5

Notes to Condensed Consolidated Financial Statements                      F-6/22

                       JagNotes.com Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                October 31, 2000
                                   (Unaudited)

                                     Assets
Current assets:
    Cash and cash equivalents                                            $    262,929
    Accounts receivable                                                        98,929
    Other current assets                                                      710,560
                                                                         ------------
           Total current assets                                             1,072,418

Equipment, net of accumulated depreciation of $87,583                         714,447
Capitalized web site development costs, net of accumulated
    amortization of $57,195                                                   563,731
Investments in other companies, at cost                                       500,000
Deferred financing costs, net of accumulated amortization of $126,041         758,459
Other assets                                                                   77,870
                                                                         ------------

           Total                                                         $  3,686,925
                                                                         ============


                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                $  1,014,054
    Deferred revenues                                                         348,050
    Current portion of capital lease obligations                               48,399
                                                                         ------------
           Total current liabilities                                        1,410,503

Convertible debentures, net of unamortized debt discount of $1,294,205      1,655,795
Noncurrent accrued interest payable                                            75,838
Capital lease obligations, net of current portion                              27,475
                                                                         ------------
           Total liabilities                                                3,169,611
                                                                         ------------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.00001 per share; 15,982,297
        shares issued and outstanding                                             159
    Additional paid-in capital                                             31,061,451
    Unearned compensation                                                  (6,732,793)
    Accumulated deficit                                                   (23,811,503)
                                                                         ------------
           Total stockholders' equity                                         517,314
                                                                         ------------

           Total                                                         $  3,686,925
                                                                         ============


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                  Three Months Ended October 31, 2000 and 1999
                                   (Unaudited)

                                                       2000            1999
                                                   ------------    ------------

Subscription revenues                              $    263,680    $    306,106
                                                   ------------    ------------

Operating expenses:
    Cost of revenues                                  1,962,352       1,396,569
    Selling expenses                                     57,880         394,106
    General and administrative expenses               3,944,584         665,324
                                                   ------------    ------------
        Totals                                        5,964,816       2,455,999
                                                   ------------    ------------

Loss from operations                                 (5,701,136)     (2,149,893)

Other income (expense):
    Interest income                                       5,473          55,901
    Interest expense                                   (241,839)
                                                   ------------    ------------

Net loss                                           $ (5,937,502)   $ (2,093,992)
                                                   ============    ============


Basic net loss per share                                 $ (.38)         $ (.15)
                                                         ======          ======



Basic weighted average common shares outstanding     15,521,677      13,996,290
                                                   ============    ============


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Stockholders' Equity
                       Three Months Ended October 31, 2000
                                   (Unaudited)

                                          Common Stock
                                       --------------------     Additional
                                        Number of                 Paid-in         Unearned      Accumulated
                                         Shares      Amount       Capital       Compensation      Deficit          Total
                                       ----------    ------     -----------     ------------    ------------     ----------
Balance, August 1, 2000                14,800,005     $148      $28,677,530      $(8,880,551)   $(17,874,001)    $1,923,126


Sales of common stock pursuant
    to equity financing agreement,
    net of expenses of $116,670         1,135,850       11        1,049,989                                       1,050,000

Partial conversion of convertible
    debenture                              46,442                    50,662                                          50,662

Effects of issuance of stock
    options in exchange for
    services                                                        833,270         (833,270)

Effects of issuance of warrants
    in connection with private
    placement of convertible
    debentures                                                      450,000                                         450,000

Amortization of unearned com-
    pensation                                                                      2,981,028                      2,981,028

Net loss                                                                                          (5,937,502)    (5,937,502)
                                       ----------     ----      -----------      -----------    ------------    -----------

Balance, October 31, 2000              15,982,297     $159      $31,061,451      $(6,732,793)   $(23,811,503)   $   517,314
                                       ==========     ====      ===========      ===========    ============    ===========


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                  Three Months Ended October 31, 2000 and 1999
                                   (Unaudited)

                                                                       2000           1999
                                                                   -----------    -----------
Operating activities:
    Net loss                                                       $(5,937,502)   $(2,093,992)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                    46,023          5,897
        Amortization of capitalized web site development costs          51,743         21,612
        Amortization of unearned compensation                        2,981,028        902,410
        Charges to interest expense for amortization of deferred
           financing costs and debt discount                           190,338
        Changes in operating assets and liabilities:
           Accounts receivable                                         (48,895)       (65,300)
           Other current assets                                        275,366       (122,859)
           Other assets                                                 (3,618)       100,396
           Accounts payable and accrued expenses                       704,854        (37,507)
           Deferred revenues                                             5,350         47,126
           Noncurrent accrued interest payable                          51,500
                                                                   -----------    -----------
               Net cash used in operating activities                (1,683,813)    (1,242,217)
                                                                   -----------    -----------

Investing activities:
    Purchases of equipment                                            (255,998)       (27,006)
    Web site development costs capitalized                             (77,069)
                                                                   -----------    -----------
               Net cash used in investing activities                  (333,067)       (27,006)
                                                                   -----------    -----------

Financing activities:
    Payments of capital lease obligations                              (26,777)
    Proceeds from private placement of convertible debentures          500,000
    Costs paid in connection with private placement of
        convertible debentures                                         (50,000)
    Net proceeds from private placements of common stock             1,050,000
                                                                   -----------
               Net cash provided by financing activities             1,473,223
                                                                   -----------

Net decrease in cash and cash equivalents                             (543,657)    (1,269,223)
Cash and cash equivalents, beginning of period                         806,586      6,078,922
                                                                   -----------    -----------

Cash and cash equivalents, end of period                           $   262,929    $ 4,809,699
                                                                   ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation:
         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JagNotes.com Inc. ("JagNotes") and its subsidiaries as of October 31, 2000, their results of operations and cash flows for the three months ended October 31, 2000 and 1999 and their changes in stockholders' equity for the three months ended October 31, 2000. JagNotes and its subsidiaries, JagNotes.Euro.com Ltd. and JAGfn Broadband, L.L.C. ("JAGfn"), are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited financial statements of the Company as of July 31, 2000 and for the years ended July 31, 2000 and 1999 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2000 that was previously filed with the SEC.

         The results of the Company's operations for the three months ended October 31, 2000 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2001.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation (continued):

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $264,000 and $306,000, and it incurred net losses of approximately $5,938,000 and $2,094,000 and cash flow deficiencies from operating activities of approximately $1,684,000 and $1,242,000, during the three months ended October 31, 2000 and 1999, respectively. As a result, the Company had a working capital deficiency of approximately $338,000 and an accumulated deficit of approximately $23,812,000 as of October 31, 2000. Although the Company had a cash balance of approximately $263,000 as of October 31, 2000, and a substantial portion of its net losses in the three months ended October 31, 2000 and 1999 were attributable to noncash operating expenses, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2001. In the absence of the mitigating factors set forth below, these matters would raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that the profitability of the Company will depend significantly upon the Company's ability to generate advertising revenues from its real time reporting services, which did not become available to the subscribers to its web site until October 2000. The Company's ability to generate sufficient advertising revenues will depend, in turn, on its ability to increase the number of visitors to its web sites. It also believes that the Company could achieve profitability more rapidly through an appropriate strategic alliance with a company that already has web site marketing expertise and substantial financial resources. While management has had discussions with potential strategic partners and plans to continue efforts to find appropriate strategic partners, the Company has not entered into any definitive agreements for marketing assistance and, accordingly, it cannot determine if or when the Company will be able to generate sufficient advertising or other revenues and/or achieve profitability.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation (concluded):
         Therefore, management believes that the Company will need additional equity or debt financing to sustain operations until it can market its services, expand its customer base and achieve profitability. As further described in Notes 9 and 11 in the 10-KSB and Notes 6 and 7 herein, the Company had entered into two agreements with two related investors to provide additional financing as of October 31, 2000. The first is an equity financing agreement that gives the Company the right, subject to certain conditions, to require an investor to pay it up to $10,000,000 for purchases through December, 2002 of shares of its common stock at 85% of the average of specified closing bid prices, pursuant to which the investor had paid $1,216,670 for shares as of October 31, 2000. The Company's right to require the investor to make additional purchases has been suspended until January 1, 2001. The second agreement required the other investor to purchase debentures from the Company with an aggregate principal balance of $3,000,000 pursuant to which the investor had paid $500,000 as of October 31, 2000 and the remaining $2,500,000 during the period from November 1, 2000 through December 15, 2000. A portion of amounts paid by the investors is applied to commissions and fees.

         As a result of the purchases of its debentures subsequent to October 31, 2000 and the Company's ability to require additional purchases of its shares for up to $8,783,330 subsequent to January 1, 2001, management believes that the Company will have sufficient financial resources to enable it to continue to operate through at least October 31, 2001. However, if it cannot achieve profitability or obtain additional financing by that date, the Company may be forced thereafter to restructure, file for bankruptcy or cease operations.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Net earnings (loss) per share:
         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants and the conversion of the outstanding convertible debentures, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the debenture had been added back to the numerator.

         Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the three months ended October 31, 2000 and 1999 and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of the outstanding convertible debentures would have been anti-dilutive.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Income taxes:

         As of October 31, 2000, the Company had net operating loss carryforwards of approximately $14,245,000 available to reduce future Federal taxable income which will expire from 2019 through 2021.

         As of October 31, 2000, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

             Deferred revenues, net                                 $   100,000
             Goodwill                                                     3,000
             Unearned compensation                                    3,672,000
             Net operating loss carryforwards                         5,689,000
                                                                    -----------
                                                                      9,464,000

             Less valuation allowance                                (9,464,000)
                                                                    -----------

                Total                                               $       -
                                                                    ===========

         Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2000.

         The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during the year ended July 31, 2000. As a result of the increases in the valuation allowance of $2,371,000 and $835,700 during the three months ended October 31, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Capital lease obligations:

         The Company uses computer equipment under lease agreements classified as capital leases. The Company's obligations under capital leases as of October 31, 2000 are set forth below:

           Year Ending
           October 31,                                                    Amount
           -----------                                                   -------
              2001                                                       $46,872
              2002                                                        36,305
                                                                         -------
              Total minimum lease payments                                83,177
              Less amount representing interest                            7,303
                                                                         -------

              Present value of net minimum lease payments                 75,874
              Less current portion                                        48,399
                                                                         -------

              Long-term portion                                          $27,475
                                                                         =======

         The Company effectively acquired equipment at a cost of $43,982 in the three months ended October 31, 2000 by incurring capital lease obligations. These noncash transactions are not reflected in the accompanying condensed consolidated statements of cash flows. The net carrying value of equipment used by the Company under capital leases was $125,849 as of October 31, 2000.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Commitments:
         Consulting and employment agreements:
           As of October 31, 2000, the Company was obligated to make approximate cash payments under consulting and employment agreements totaling approximately $2,772,000, of which $2,391,000 and $381,000 is payable in the years ending October 31, 2001 and 2002, respectively.

         Operating leases:
           The Company leases office space under month-to-month leases and noncancelable leases that expire through November 2003. Rent expense under all of the leases, which are classified as operating leases, totaled approximately $845,000 and $76,000 for the three months ended October 31, 2000 and 1999, respectively. As of October 31, 2000, minimum rental obligations under the noncancelable leases totaled approximately $3,099,000, of which $2,097,000, $897,000, $97,000 and
           $8,000 is payable in the years ending October 31, 2001, 2002, 2003 and 2004, respectively.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Convertible debentures:
           The Company's outstanding convertible debentures as of October 31, 2000 were comprised as follows:

             8% convertible debenture maturing June 12, 2003, net of
                debt discount of $801,148(A)                          $1,648,852
             8% convertible debenture maturing October 20, 2003, net
                of debt discount of $493,057(B)                            6,943
                                                                      ----------

                             Total                                    $1,655,795
                                                                      ==========

            (A) As further explained in Note 6 in the 10-KSB, on June 12, 2000, the Company sold an investor (the "Investor") a convertible debenture (the "Debenture") that had an original principal balance of $2,500,000, matures June 12, 2003 and bears interest at an annual rate of 8%. The Company received gross proceeds from the sale of $2,500,000. The principal balance of, and interest accrued on, the Debenture is convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $1.31 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion provided that the Investor does not hold in excess of 10% of the outstanding stock of the Company. The Company can require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period preceding the required conversion. The rate can range from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume). The Company agreed to deposit 2,000,000 shares of its common stock in a segregated account with one of the placement agents for the transaction as collateral for the Debenture. Upon conversion of a portion of the Debenture, a pro rata portion of the shares held in escrow will be returned to the Company.

                As additional consideration in connection with the sale of the Debenture, the Company also issued a warrant to the Investor for the purchase of 428,571 shares of the Company's common stock at $1.75 per share that is exercisable through June 12, 2005. The Company valued the warrant issued to the Investor at $934,285 based on estimated fair values determined by using the Black-Scholes option-pricing model method pursuant to the provisions of Statement of Financial Accounting Standards
                No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 6 - Convertible debentures (continued):

                During the three months ended October 31, 2000, debt discount applicable to the Debenture of $77,598 was amortized and the Investor converted a portion of the principal balance of the Debenture totaling $50,000 (which had a carrying value of $33,390 net of a proportionate amount of unamortized debt discount) and accrued interest of $662 into 46,442 shares of common stock. In November 2000, the Investor converted an additional portion of the principal balance of the Debenture totaling $800,000 (which had a carrying value of approximately $538,000 net of a proportionate amount of unamortized debt discount) and accrued interest of approximately $26,000 into 1,241,128 shares of common stock.

            (B) As further explained in Note 11 in the 10-KSB, on October 20,
                2000, Thomson Kernaghan ("TK"), a company related to the Investor, agreed to provide the Company with additional financing totaling $3,000,000 through weekly purchases of a total of six additional debentures (the "New Debentures") during the period from October 20, 2000 to December 1, 2000. Subsequently, TK assigned its rights and obligations to the Investor. Each of the six New Debentures the Investor agreed to purchase has a principal balance of $500,000, bears interest at an annual rate of 8% and matures three years from the date of its issuance. In addition, the Investor received a 10% fee for each New Debenture issued. As of October 31, 2000, the Investor had purchased one New Debenture which had an aggregate principal balance of $500,000, and during the period from November 1, 2000 through December 15, 2000, the Investor had purchased the other five New Debentures which had an aggregate principal balance of $2,500,000. The sale of the New Debentures was made through a private placement that is intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The principal balance of, and interest accrued on, the New Debentures will be convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The Company will also be able to require conversion of the New Debentures at the rate based on the matrix of market price per share and daily volume in each 15 day period preceding the required conversion described above for the required conversion of the Debenture.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 6 - Convertible debentures (continued):

                As additional consideration in connection with the sales of all of the New Debentures, the Company also agreed to issue a warrant to the Investor for the purchase of 3,000,000 shares of the Company's common stock at $1.25 per share that will be exercisable through October 20, 2005. The estimated fair value of the warrant is $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to SFAS
                123. Since the Company will only receive net proceeds from the sale of the New Debentures of $2,700,000 (which equals the principal balance of the New Debentures net of the 10% fee paid to the Investor), it will only record $2,700,000 of the estimated fair value of the warrant as debt discount which will be amortized to interest expense over the related terms of the New Debentures. Accordingly, the Company had received net proceeds from the sale of one New Debenture of $450,000 and had initially recorded an equivalent amount of debt discount prior to October 31, 2000. During the three months ended October 31, 2000, debt discount applicable to the New Debenture of $6,943 was amortized.

                The Company also agreed to issue to the Investor on each date on which the Investor converts any portion of a New Debenture a warrant to purchase a number of shares equal to 20% of the number of shares issued upon conversion of that portion of the New Debenture. The exercise price for these warrants will be equal to 110% of the average bid price of the Company's common stock for the five trading days preceding the date on which the Investor converts any portion of a New Debenture.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 6 - Convertible debentures (concluded):

                As additional consideration in connection with the sale of the New Debentures, the Company also reduced the conversion price for the Debenture from the lesser of $1.31 per share to $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The fair value of the Company's common stock on October 20, 2000 was $1.25 per share which exceeded the adjusted conversion price for the Debenture and the conversion price for the New Debentures of $.80 per share. Pursuant to interpretations issued by the staff of the SEC, such excess constitutes beneficial conversion rights for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. The beneficial conversion rights had an aggregate fair value of $2,800,000 at October 20, 2000, of which approximately $1,600,000 and $1,200,000 applied to the Debenture and the New Debentures, respectively. However, the Company did not record any additional charges for the fair values of the beneficial conversion rights since the fair values of the beneficial conversion rights and/or warrants previously issued to the Investor in connection with the Debenture and the fair value of the warrants issued to the Investor had already offset the proceeds allocated to the Debenture and the New Debentures.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 7 - Other issuances of common stock, warrants and stock options:

         Equity financing agreement:
            As further explained in Note 11 in the 10-KSB, as of June 14, 2000, the Company entered into another financing agreement (the "Equity Financing Agreement") with the Investor that purchased the Debenture (see Note 6 herein) pursuant to which the Company can require the Investor to purchase shares of the Company's common stock from time to time at an aggregate purchase price of $10,000,000 and a price per share equal to 85% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the date of each required purchase. It can require the Investor to make minimum purchases of $350,000, net of placement agent commissions, every 15 days or additional purchases based on the rate determined by the matrix for the required conversion of the Debenture described in
            Note 6 herein. The Company also agreed to issue to the Investor on each date on which the Investor advances funds to the Company under the Equity Financing Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that are subject to the advance. The exercise price for these warrants will be equal to 110% of the highest reported bid price of the Company's common stock for the five trading days preceding the date on which an advance is made to the Company by the Investor. In addition, the placement agents and their counsel will receive a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Financing Agreement. The Equity Financing Agreement expires in December 2002. During the three months ended October 31, 2000, the Investor paid a total of $1,216,670 pursuant to the Equity Financing Agreement for 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock and, as a result, the Company received proceeds of $1,050,000 net of $116,670 of placement fees.

            On October 31, 2000, the Equity Financing Agreement was also amended to suspend the Company's right to require the Investor to purchase common stock of the Company until January 1, 2001 and increase the minimum value of common stock the Company will be able to require the Investor to purchase every 15 days from $350,000 to $400,000.

            Assuming the Company had been able to require the Investor to pay its remaining commitment of $8,783,330 under the Equity Financing Agreement as of either October 31, 2000 or December 15, 2000, it would have received net proceeds of approximately $7,905,000 and issued approximately 9,870,000 shares based on the applicable average market price of $.89 per share as of October 31, 2000 and approximately 40,532,000 shares based on the applicable average market price of $.22 per share as of December 15, 2000. In order to consummate sales of more than approximately 8,864,000 shares under the Equity Financing Agreement, the Company will have to register such shares pursuant to the Act.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 7 - Other issuances of common stock, warrants and stock options
         (continued):

         Warrants issued in connection with private placements:
            Information as to the number of shares subject to outstanding warrants and the related exercise prices of those warrants as of October 31, 2000 for warrants issued by the Company in connection with private placements of the Company's debt and equity securities is set forth in the table below:


                                                                     Number          Range of
                                                                    of Shares     Exercise Prices
                                                                    ---------     ---------------
                Warrants issued in connection with sale of:
                   Units of common stock and warrants in 1999         553,130              $14.00
                   The Debenture                                      428,571                1.75
                   Equity Finance Agreement                           227,168      $1.21 -   1.94
                   The New Debentures                               3,000,000                1.25
                                                                    ---------

                       Totals                                       4,208,869      $1.21 - $14.00
                                                                    =========      ==============


                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 7 - Other issuances of common stock, warrants and stock options
         (continued):

         Options, warrants and other equity instruments issued for services:
            In addition to the warrants sold through private placements described above, the Company has issued, from time to time, stock options, warrants and/or shares of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 1 in the 10-KSB, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of SFAS 123.

            The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2000 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at October 31, 2000 and sets forth other related information:


                                                               Number          Range of
                                                              of Shares     Exercise Prices
                                                              ---------     ---------------
                Options and warrants issued for services
                   outstanding, August 1, 2000 (A)            4,874,500      $1.50 - $6.00
                Options granted to employees, investment
                   analysts and commentators (B)                537,000      $ .25 - $2.00
                                                              ---------

                Options and warrants issued for services
                   outstanding, October 31, 2000 (C) (D)      5,411,500      $ .25 - $6.00
                                                              =========      =============


            (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation. The balance of unearned compensation as of August 1, 2000 was $8,880,551.

            (B) The cost of the options of $833,270, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation during the three months ended October 31, 2000 as further explained below.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 7 - Other issuances of common stock, warrants and stock options
         (continued):

         Options, warrants and other equity instruments issued for services (continued):
            (C) These options and warrants also include options for the purchase of 2,319,500 shares granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which was approved by the Board of Directors on October 1, 1999. The Incentive Plan provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. As of October 31, 2000, the options for the purchase of all of the 2,319,500 shares remained outstanding.

            (D) These options and warrants will expire at various dates from
                June 2005 through October 2010.

         A total of $833,270 and $945,925 was charged to unearned compensation during the three months ended October 31, 2000 and 1999, respectively, as a result of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above and/or in Note 9 in the 10-KSB. Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $2,981,028 and $902,410 was amortized during the three months ended October 31, 2000 and 1999, respectively. The unamortized balance of $6,732,793 has been reflected as a reduction of stockholders' equity as of October 31, 2000.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 7 - Other issuances of common stock, warrants and stock options
         (concluded):

         Options, warrants and other equity instruments issued for services (concluded):
            The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the Black-Scholes option-pricing model. The fair values were determined during the three months ended October 31, 2000 based on the following assumptions:

                Expected years of option life:                   5
                Risk-free interest rate:                         6%
                Dividend yield:                                  0%
                Volatility:                                    161%

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 8 - Other subsequent events:

            Effective December 14, 2000, the Company entered into employment agreements with three of its key executives. Each agreement is for a term of three years and provides for a base salary of $150,000, an annual increase of $25,000 and an annual bonus of at least $25,000. The Company granted each of the key executives options to purchase a total of 900,000 shares of Company common stock through December 14, 2010 pursuant to the Incentive Plan that are exercisable at $.25 per share. The estimated fair value of all of the 2,700,000 options granted to the key executives was approximately $783,000 as determined by the Black-Scholes option-pricing model method pursuant to SFAS 123. In addition, the Company granted each of the key executives a 5% ownership interest in JAGfn, the Company's subsidiary.

Item 2.    Management's Discussion and Analysis.

RESULTS OF OPERATIONS

Three months ended October 31, 2000 as compared to the three months ended October 31, 1999

Subscription revenue:

         Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product "Jag Notes". Jag Notes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JagNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the three months ended October 31, 2000 we were in the process of completing the development of our Web Site and changing our focus to also include the retail investor. During the three months ended October 31, 2000 revenues decreased by approximately $42,000 or 14% from approximately $306,000 during the three months ended October 31, 1999 to approximately $264,000. The decrease in revenues is attributable to the fact that during the three months ended October 31, 2000 management focussed much of its efforts on the establishment of its web casting or real time streaming video programming through its web site. It is our hope that this additional service will provide our primary source of revenues in the form of advertising income and that subscription income will be ancillary to our operations as a whole. During the three months ended October 31, 2000 we were offering free advertising to interested companies in order to increase the awareness of our real time video features. We do not anticipate beginning to receive any significant advertising income until the third quarter of the fiscal year ending July 31, 2001.

Cost of Revenues:

         Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site and payments to commentators and employee for their reports that are posted on the web site and broadcasted on our web cast. During the three months ended October 31, 2000 cost of revenues increased by approximately $718,000 to approximately $2,115,000 from approximately $1,397,000 during the tree months ended October 31, 1999 or 51%.

         The primary reason for this increase is approximately $929,000 of additional salaries incurred during the three months ended October 31, 2000. These costs were incurred in connection with the production of the web cast. We paid cash for these expenses of approximately $776,000. In addition, we incurred approximately $153,000 of charges relating to the amortization of unearned compensation, a non-cash charge. This increase was offset, in part, by a decrease of approximately $192,000 in costs associated with commentators and other consultants who performed services relating to our web site. These costs decreased from approximately $1,188,000 during the three months ended October 31, 1999 to approximately $996,000 during the three months ended October 31, 2000. Included in the costs that we incurred associated with the commentators and consultants are non-cash charges relating to the amortization of unearned compensation of approximately $479,000 and $902,000 for the three months ended October 31, 2000 and 1999, respectively. The remainder of the decrease is attributable to a decrease in telephone and fax costs as more subscribers began to utilize the web site.

Selling expense:

         Selling expenses consist primarily of advertising and other promotional expenses. During the three months ended October 31, 2000 selling expenses decreased approximately $336,000 to approximately $58,000 from its level of approximately $394,000 during the three months ended October 31, 1999. The major components of this decrease are the following items.

         An approximate $260,000 decrease in advertising and promotional costs from approximately $292,000 during the three months ended October 31, 1999 to approximately $32,000 during the three months ended October 31, 2000. During the three months ended October 31, 1999 we spent extensive dollars to promote the launch of our new web site. Such costs were not repeated during the three months ended October 31, 2000.

         An approximate $76,000 decrease in business travel related expenses from $99,000 during the three months ended October 31, 1999 to approximately $23,000 during the three months ended October 31, 2000. During the three months ended October 31, 1999 significant travel was done by management to promote its web site and to explore opportunities in other countries. Similar travel was not done during the three months ended October 31, 2000.

General and administrative expenses:

         General and administrative expenses consist primarily of investment banking and investor relations fees, occupancy costs, compensation and benefits for officers, other compensation, professional fees and other office expenses. General and administrative expenses increased approximately $3,127,000 during the three months ended October 31, 2000 to $3,792,000 from approximately $665,000 during the three months ended October 31, 1999. The increase in general administrative expenses is primarily attributable to the following items.

         An approximate $217,000 increase in salaries to officers and office staff for the three months ended October 31, 2000 to approximately $442,000 from approximately $225,000 during the three months ended October 31, 1999. The increase in salaries results from additional staff needed to properly support the expansion of our business. In addition, the expense incurred for the three months ended October 31, 2000 includes non-cash charges of approximately $66,000 for the amortization of unearned compensation.

         An increase of approximately $769,000 in rent expense from approximately $76,000 during the three months ended October 31, 1999 to approximately $845,000. The increase in rent expense is attributable to the lease costs associated with our web casting studio and offices in New York City.

         We incurred approximately $2,274,000 during the three months ended October 31, 2000 relating to the amortization of unearned compensation, a non-cash charge. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf.

         The increases in the aforementioned expenses were offset, in part, by decreases in overall general office expenditures and professional fees as a result of management's attempt to contain costs.

Operating income:

         As a result of the above, we incurred an operating loss of approximately $5,701,000 for the three months ended October 31, 2000 as compared to an operating loss of approximately $2,150,000 for the three months ended October 31, 1999.

Interest expense:

         As more thoroughly discussed within liquidity and capital resources below, we incurred interest charges aggregating approximately $242,000. These charges relate to the convertible debentures of which approximately $190,000 results from the amortization of deferred financing costs and debt discounts and the remaining $52,000 results from accrued interest on the outstanding balance.

Liquidity and Capital Resources

         We only generated revenues of approximately $264,000 and $306,000 and incurred net losses of approximately $5,938,000 and $2,094,000 and cash flow deficiencies from operating activities of approximately $1,684,000 and $1,242,000, during the three months ended October 31, 2000 and 1999, respectively. In addition as of October 31, 2000, we had a working capital deficiency of approximately $338,000 and an accumulated deficit of approximately $23,812,000. Although we had a cash balance of approximately $263,000 as of October 31, 2000, and a substantial portion of our accumulated deficit as of October 31, 2000 was attributable to non-cash operating expenses, we believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2001. In the absence of the financing arrangements set forth below, these matters would raise substantial doubt about our ability to continue as a going concern.

         We believe that our profitability will depend significantly upon our ability to generate advertising revenues from our real time reporting services, which did not become available to the subscribers to its web site until October 2000. Our ability to generate sufficient advertising revenues will depend, in turn, on our ability to increase the number of visitors to our web sites. We also believe that we could achieve profitability more rapidly through an appropriate strategic alliance with a company that already has web site marketing expertise and substantial financial resources. While we have had discussions with potential strategic partners and plan to continue efforts to find appropriate strategic partners, we have not entered into any agreements for marketing assistance and, accordingly, we cannot determine if or when we will be able to generate sufficient advertising or other revenues and/or achieve profitability.

         Therefore, we believe that we will need additional equity or debt financing to sustain operations until we can market our services, expand our customer base, generate advertising revenues and achieve profitability. In the absence of the financing arrangements described below the conditions described above, among other things, would have raised substantial doubt about our ability to continue as a going concern. However as a result of such financing, we believe that we will have sufficient financial resources to enable us to continue to operate through at least October 31, 2001. However, if we cannot achieve profitability or obtain additional financing by that date, we may be forced to restructure, file for bankruptcy or cease operations.

         Our cash and cash equivalent position of approximately $263,000 as of October 31, 2000 results primarily from a series of private placements that occurred in June 2000 and October 2000.

         On June 12, 2000, we sold CALP II Limited Partnership ("CALP II") a convertible debenture (the "Debenture") that has a principal balance of $2,500,000, matures June 12, 2003 and bears interest at an annual rate of 8%. We received gross proceeds from the sale of $2,500,000. The sale was made through a private placement that was intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The principal balance of, and interest accrued on, the Debenture is convertible, in whole or in part, at the option of CALP II into shares of our common stock at the lesser of $1.31 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. We can require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period preceding the required conversion. The rate can range from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume). We agreed to deposit 2,000,000 shares of our common stock in a segregated account with one of the placement agents for the transaction as collateral for the Debenture. Upon conversion of the Debenture, a pro rata portion of the shares held in escrow will be returned to us. In connection with the issuance of the Debenture, CALP II also received a five-year stock purchase warrant to purchase 428,571 shares of our common stock at a price of $1.75 per share. Placement agents and their counsel received a fee of 10% of the principal amount of the Debenture as well as five-year stock purchase warrants to purchase 275,000 shares of our common stock at $2.00 per share. During the three months ended October 31, 2000 CALP II converted $50,000 of principal and $662 of accrued interest into 46,442 shares of common stock. In addition during November 2000, CALP II converted an additional $800,000 of principal and $26,162 of interest into 1,241,128 shares of common stock.

         As of June 14, 2000, we entered into another financing agreement with CALP II pursuant to which we can require CALP II to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000 and a price per share equal to 85% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the date of each required purchase. We can require CALP II to make minimum purchases of $350,000 (recently amended to $400,000), net of placement agent commissions of 10%, every 15 days or additional purchases based on the rate determined by the matrix for the required conversion of the Debenture described above. We also agreed to issue to CALP II on each date on which CALP II advances funds to us under the Equity Line of Credit Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that are subject to the advance. The exercise price for these warrants will be equal to 110% of the highest reported bid price of our common stock for the five trading days preceding the date on which an advance is made to us by CALP II. During the three months ended October 31, 2000, the Company issued 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock to CALP II and received proceeds of $1,050,000, net of placement fees of $116,670, pursuant to the Equity Line of Credit Agreement. The warrants will be exercisable at prices ranging from $1.21 to $1.94 per share through September 2005.

         On October 31, 2000, the Equity Line of Credit Agreement was amended to suspend our right to require CALP II to purchase our common stock until January 1, 2001 and increase the minimum value of common stock which we will be able to require CALP II to purchase every 15 days from $350,000 to $400,000.

         We initially registered 10,000,000 shares of its common stock to be put to CALP II pursuant to the Equity Line of Credit Agreement. However, as a result of the recently depressed stock price, we will need to register an additional forty to fifty million shares of our common stock in order to recognize the remaining benefit of the Equity Line of Credit Agreement. If such shares are registered and put to CALP II, a change of control in the company would result.

         On October 30, 2000, Thomson Kernaghan & Co.,Ltd. ("Thomson Kernaghan") agreed to provide the Company with additional financing totaling $3,000,000 through weekly purchases of a total of six additional convertible debentures (the "New Debentures") during the period from October 30, 2000 to December 1, 2000. Each of the six New Debentures has a principal balance of $500,000, bears interest at an annual rate of 8% and matures three years from the date of its issuance. The sale of such New Debentures was made through a private placement to TK that is intended to be exempt from registration under the Securities Act. Subsequent to entering into the agreement TK designated the rights to purchase the New Debentures to CALP II. Accordingly all purchases of New Debentures were made by CALP II. The principal balance of, and interest accrued on, the New Debentures are convertible, in whole or in part, at the option of CALP II into shares of our common stock at the lesser of $.80 per share or 75% of the average of the five lowest closing bid prices for such shares during the 20 trading days preceding the conversion. We also are able to require conversion of such convertible debentures at a rate based on the matrix of market price per share and daily volume in each 15 day period preceding the required conversion.

         As additional consideration in connection with the sale of New Debentures, we paid a 10% fee to Thomson Kernaghan and also issued a warrant to CALP II for the purchase of 3,000,000 shares of our common stock at $1.25 per share that is exercisable through October 20, 2005. The warrant issued to CALP II had an estimated fair value of $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123, of which $2,700,000 (which equals the principal balance of the Debentures less the 10% fee paid to Thomson Kernaghan) will be recorded as debt discount and amortized to interest expense over the related terms of the New Debentures. We also agreed to issue to CALP II on each date on which CALP II converted in whole or in part New Debentures a warrant to purchase a number of shares equal to 20% of the number of shares that would be issued upon such conversion. The exercise price for these warrants is equal to 110% of the average bid price of our common stock for the five trading days preceding the date on which CALP II converted a New Debenture.

         As additional consideration in connection with the sale of the New Debentures, we also reduced the conversion price for the Debenture to be the lesser of $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The fair value of our common stock on October 20, 2000 was $1.25 per share which exceeded the adjusted conversion price for the Debenture and the conversion price for the New Debentures of $.80 per share. Such excess constitutes beneficial conversion features or rights which had an aggregate fair value at October 31, 2000, of approximately $2,800,000, of which approximately $1,600,000 and $1,200,000 applies to the Debenture and the New Debentures, respectively. However, we have not recorded any additional charges for the fair values of the beneficial conversion rights since the fair values of the beneficial conversion rights and/or warrants previously issued to CALP II in connection with the debenture and the fair value of the warrants issued to CALP II had already offset the proceeds allocated to the debentures.

         Through October 31, 2000 we have entered into agreements with approximately eighty-five commentators, employees and other consultants expiring through May 2002. Through July 31, 1999 aggregate consideration paid under these agreements consisted of cash payments of $564,000, the issuance of 120,000 shares of common stock with a fair value of $1,460,000, the grant of options to purchase 235,000 shares of common stock at $2.00 per share with a fair value of $1,661,850 and the grant of options to purchase 100,000 shares of common stock at $16.25 per share with a fair value of $165,000. During the year ended July 31, 2000, we paid cash consideration of approximately $2,656,000 and granted options and warrants to purchase 4,282,500 shares of common stock at prices ranging from $1.50-$6.00 per share with a fair value of approximately $11,189,000 in connection with all our employment and consulting agreements. In addition, during the year ended July 31, 2000, pursuant to an amended consulting agreement, we cancelled options to purchase 100,000 shares of common stock at $16.25 per share and issued the consultant options to purchase 200,000 shares of common stock at $2.00 share with a fair value of $894,000. The fair value of the original options was $165,000. Accordingly, during the year ended July 31, 2000 we recorded additional unearned compensation of $729,000. During the three months ended October 31, 2000 aggregate consideration consisted of cash payments of approximately $978,000 and granted options and warrants for the purchase of 537,000 shares of common stock at prices ranging from $.25 to $2.00 per share with a fair value of approximately $833,000. The fair value of the options and warrants granted are computed in accordance with FASB-123 "Accounting for Stock Based Compensation." The unearned compensation will be amortized as a non-cash charge to operations on a straight-line basis over the life of the applicable agreements. In addition, at October 31, 2000, approximately $409,000 is included in prepaid expenses for cash payments made pursuant to the agreements in excess of services rendered to us.

         During the quarter ended October 31, 2000 we used approximately $1,684,000 in our operations. The major uses of this cash were to fund our net loss for the three months ended October 31, 2000. In addition, during the three months ended October 31, 2000 we incurred non-cash charges of approximately $2,981,000 related to the amortization of unearned compensation. In addition to the financing arrangements above, our operations were further financed by an increase in accounts payable and accrued expenses of approximately $705,000 during the three months ended October 31, 2000.

         During the three months ended October 31, 2000 we used approximately $333,000 in investing activities which was used for the purchase of equipment, construction of our real time video studios and additions to our web sites.

         Pursuant to the employment and consulting agreements we are committed to make cash payments of $2,390,564 and, $381,252 during the years ended October 31, 2001 and 2002 respectively. In addition, we lease office space under month to month and noncancelable leases that expire through November 2003. As of October 31, 2000, we are required to make minimum rental payments of $2,097,000, $897,000 $87,000 and $8000 during the years ended October 31, 2001, 2002, 2003 and 2004 respectively. In addition to minimum rental payments certain of the leases require reimbursement for operating expenses (e.g. maintenance, utilities, etc.) and the lease for our Chelsea Studios calls for the reimbursement of all production costs associated with our web cast which is estimated to be $1,500,000 a year. If the cash generated from operations in excess of the financing described above is not sufficient to fund our liquidity requirements or planned growth, we will need to raise additional funds through public or private financing, strategic relationships or other arrangements. We will also attempt to raise cash before such time. There can be no assurance that such additional funding or strategic alliances, if needed, will be available on terms attractive to us or at all. The failure to raise capital when needed will affect our ability to remain in business, our results of operations and financial condition.

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

Item 2.    Changes in Securities and Use of Proceeds.

         On October 30, 2000, we entered into an agreement with Thomson Kernaghan & Co, Ltd. pursuant to which Thomson Kernaghan agreed to purchase, or cause to be purchased, six convertible debentures aggregating $3 million, each bearing interest at 8% per year for three years with a conversion price equal to the lesser of 75% of the average of the five lowest closing bid prices of our common stock during the 20 trading days immediately preceding the date of conversion and $0.80 per share. Such debentures have warrant coverage equal to 20% of the number of shares issuable upon conversion of the debentures with an exercise price based upon the formula set forth in our Equity Line of Credit Agreement described below. We agreed to pay Thomson Kernaghan, as placement agent, $300,000, representing an aggregate of 10% of the gross proceeds received by us pursuant to the sale of the above-referenced debentures.

         In addition, we agreed to issue Thomson Kernaghan or its designee(s) an additional five-year stock purchase warrant for 3,000,000 shares of our common stock, exercisable at a price of $1.25 per share. In connection with this private placement, we also agreed to amend the conversion rate on the outstanding $2.5 million CALP II Convertible Debenture issued to CALP II Limited Partnership on June 12, 2000, to be the same conversion rate as for the convertible debentures issued to Thomson Kernaghan.

         The issuance of such securities are exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

         On December 14, 2000, we entered into three-year employment agreements (each an "Executive Agreement") with each of Gary Valinoti (our President and Chief Executive Officer), Stephen J. Schoepfer (our Executive Vice President and Chief Operating Officer) and Thomas J. Mazzarisi (our General Counsel and Executive Vice President) (collectively, the "Executives") during our fiscal quarter ending January 31, 2001. Each Executive Agreement provides for a base salary of $150,000, with annual increases of $25,000. The Executive Agreements also provide that each employee shall be entitled to an annual bonus of at least $25,000 payable on the first business day in January following the year in which the bonus is earned. Such bonus may be higher than $25,000 if so determined by the board of directors in its discretion. In addition, pursuant to the Executive Agreements, each Executive is entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to other employees of JagNotes. In the event JagNotes terminates the employment of any of the Executives "without cause" or such Executive resigns for "good reason" as defined in the Executive Agreements, such Executive shall be entitled to receive (i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term of employment (the "Severance Period") and (ii) a lump sum cash payment equal to the Severance Period multiplied by the greater of the $25,000 or the highest annual bonus previously paid to such Executive during the term of the Executive Agreement. A change in control (as defined in our 1999 Long-Term Incentive Plan)of JagNotes or a change in control (as defined in the Executive Agreements) of our webcast subsidiary, JAGfn Broadband LLC, are each deemed to be a "good reason" for resignition under the Executive Agreements.

         In addition, pursuant to the Executive Agreements, we have granted to each of Gary Valinoti, Stephen J. Schoepfer and Thomas J. Mazzarisi a 5% ownership interest in JAGfn Broadband LLC together with the right to receive a 5% ownership interest in any subsidiary of JagNotes.com Inc. eventually established for the purpose of carrying out our anticipated Latin American operations. Such ownership interests shall not be diluted.

         Pursuant to the terms and conditions of the Executive Agreements, we have granted to each of the Executives options to purchase an aggregate of 900,000 shares of our common stock exercisable at a price per share of $0.25. Of the 900,000 options granted to each Executive, 400,000 options vested on December 14, 2000 upon the execution of the Executive Agreements, 250,000 options will become exercisable on January 1, 2001, and an additional 250,000 options will become exercisable on June 1, 2001. These options are subject to the terms of our 1999 Long-Term Incentive Plan, as amended, and may be exercised, in whole or in part, by the Executives on a cashless basis. In connection therewith, on December 20, 2000, we amended our Long-Term Incentive Plan to increase the number of shares reserved and available for issuance thereunder to 6,000,000 shares.

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits.

  Exhibit
  Number               Description
  -------              -----------

    2.1 Agreement and Plan of Reorganization dated March 16, 1999 between Professional Perceptions, Inc. (now known as JagNotes.com Inc.); Harold Kaufman, Jr., an officer, director and principal stockholder thereof; NewJag, Inc.; and the stockholders of NewJag, Inc.(1)

    2.2 Agreement and Plan of Merger dated as of July 29, 1999 by and among JagNotes Notes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation(2)

    3.1     Articles of Incorporation of JagNotes.com Inc., as amended(2)

    3.2     Bylaws of JagNotes.com Inc.(2)

    4.1 Form of Common Stock Purchase Warrant issued in connection with May 1999 private placement(6)

    4.2 Stock Option to acquire 500,000 shares of common stock granted to Strategic Growth International, Inc. on March 14, 2000, included in
            Exhibit 10.2(4)

    4.3 Stock Purchase Warrant to acquire 750,000 shares of common stock issued to M.S. Farrell & Co., Inc. on March 15, 2000, included in
            Exhibit 10.3(4)

    4.4     2000 8% Convertible Debenture, due June 12, 2003(5)

    4.5 Form of Stock Purchase Warrant issued in connection with June 2000 private placement.(5)

    4.6 Form of Stock Purchase Warrant issued in connection with May Davis Consulting Agreement, included in Exhibit 10.9.(7)

    4.7 Form of 8% Convertible Debenture issued in connection with October 2000 private placement.

    4.8 Stock Purchase Warrant to acquire 3,000,000 shares of common stock issued to CALP II Limited Partnership as of October 30, 2000.

 Exhibit
  Number               Description
  -------              -----------
    4.9 First Amendment, dated as of October 30, 2000, to 2000 8% Convertible Debenture, due June 12, 2003.

    10.1    1999 Long Term Incentive Plan, as amended.

    10.2 Agreement, dated as of March 14, 2000, by and between JagNotes.com Inc. and Strategic Growth International, Inc.(4)

    10.3 Consulting Agreement, dated as of March 15, 2000, by and between JagNotes.com Inc. and M.S. Farrell & Co., Inc.(4)

    10.4 Securities Purchase Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and CALP II Limited Partnership(5)

    10.5 Equity Line of Credit Agreement, dated as of June 14, 2000, by and between JagNotes.com Inc. and CALP II Limited Partnership(5)

    10.6 First Amendment, dated July 19, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000, between JagNotes.com Inc. and CALP II Limited Partnership.(7)

    10.7 Second Amendment, dated October 31, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000 (as amended), between JagNotes.com Inc. and CALP II Limited Partnership.(8)

    10.8 Placement Agency Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and Thomson Kernaghan and Company, Ltd.(5)

    10.9 Placement Agency Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and The May Davis Group, Inc.(5)

    10.10 Consulting Agreement, dated as of July 21, 2000, by and between JagNotes.com Inc. and The May Davis Group, Inc.(7)

    10.11 Letter Agreement, dated October 30, 2000, by and between JagNotes.com Inc. and Thomson Kernaghan & Co., Ltd.(8)

    10.12 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Thomas J. Mazzarisi.

    10.13 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Stephen J. Schoepfer.

    10.14 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Gary Valinoti.

 Exhibit
  Number               Description
  -------              -----------
    27      Financial Data Schedule

    99.1 Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc. (including Certificate of Correction related thereto) (2)
------------------

(1) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 30, 1999.
(2) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 30, 1999.
(3) Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form SB-2 filed on October 26, 1999.
(4) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on June 16, 2000.
(5) Previously filed as an exhibit to our Current Report on Form 8-K filed on June 16, 2000.
(6) Previously filed as an exhibit to Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on June 22, 2000.
(7) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 25, 2000.
(8) Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 14, 2000.

(b) The Company did not file any reports on Form 8-K during the three months ended October 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JAGNOTES.COM INC.


Date: December 20, 2000           By: /s/ Gary Valinoti
                                      ---------------------
                                      Name:  Gary Valinoti
                                      Title: President and Chief Executive
                                             Officer


Date: December 20, 2000           By: /s/ Stephen R. Russo
                                      ------------------------
                                      Name:  Stephen R. Russo
                                      Title: Chief Financial Officer