Form 10QSB
period 2001-01-31
JAGNOTES COM
filed 2001-03-19
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended January 31, 2001.
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

         As of March 13, 2001, the registrant had 19,312,807 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements.


                       JagNotes.com Inc. and Subsidiaries

                                                                                     PAGE
                                                                                     ----
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at January 31, 2001 (Unaudited)         F-2

         Condensed Consolidated Statements of Operations
         Six and Three Months Ended January 31, 2001 and 2000 (Unaudited)             F-3

         Condensed Consolidated Statement of Changes in Stockholders' Equity
         (Deficiency)
         Six Months Ended January 31, 2001 (Unaudited)                                F-4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended January 31, 2001 and 2000 (Unaudited)                       F-5

         Notes to Condensed Consolidated Financial Statements                        F-6/18



                                      * * *

                       JagNotes.com Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                January 31, 2001
                                   (Unaudited)


                                     Assets
                                     ------
Current assets:
    Cash and cash equivalents                                                      $    162,274
    Accounts receivable                                                                 125,125
    Other current assets                                                                252,622
                                                                                   ------------
           Total current assets                                                         540,021

Equipment, net of accumulated depreciation of $137,372                                  680,097
Capitalized web site development costs, net of accumulated
    amortization of $100,761                                                            503,808
Investments in other companies, at cost                                                 500,000
Deferred financing costs, net of accumulated amortization of $478,874                   405,626
Other assets                                                                            159,041
                                                                                   ------------

           Total                                                                   $  2,788,593
                                                                                   ============


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                          $  1,041,360
    Deferred revenues                                                                   197,812
    Current portion of capital lease obligations                                         47,186
                                                                                   ------------
           Total current liabilities                                                  1,286,358

Convertible debentures, net of unamortized debt discount of $3,207,161                1,640,839
Noncurrent accrued interest payable                                                     125,729
Capital lease obligations, net of current portion                                        20,743
                                                                                   ------------
           Total liabilities                                                          3,073,669
                                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
    Common stock, par value $.00001 per share; 19,312,807
        shares issued and outstanding                                                       193
    Additional paid-in capital                                                       35,635,123
    Unearned compensation                                                            (3,935,186)
    Accumulated deficit                                                             (31,985,206)
                                                                                   ------------
           Total stockholders' deficiency                                              (285,076)
                                                                                   ------------

           Total                                                                   $  2,788,593
                                                                                   ============



See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
        Six and Three Months Ended January 31, 2001 and 2000 (Unaudited)


                                                           Six Months                           Three Months
                                                        Ended January 31,                     Ended January 31,
                                                 ------------------------------        ------------------------------
                                                      2001              2000              2001                2000
                                                 ------------       -----------        -----------        -----------

Subscription revenues                            $    609,489       $   627,696        $   345,809        $   321,590
                                                 ------------       -----------        -----------        -----------

Operating expenses:
    Cost of revenues                                6,719,377         3,338,176          4,757,025          1,941,607
    Selling expenses                                  111,047           874,153             53,167            480,047
    General and administrative expenses             6,452,191         1,677,697          2,507,607          1,012,373
                                                 ------------       -----------        -----------        -----------
        Totals                                     13,282,615         5,890,026          7,317,799          3,434,027
                                                 ------------       -----------        -----------        -----------

Loss from operations                              (12,673,126)       (5,262,330)        (6,971,990)        (3,112,437)

Other income (expense):
    Other income                                       39,929                               39,929
    Interest income                                    10,340            98,204              4,867             42,303
    Interest expense                               (1,488,348)                          (1,246,509)
                                                 ------------       -----------        -----------        -----------

Net loss                                         $(14,111,205)      $(5,164,126)       $(8,173,703)       $(3,070,134)
                                                 ============       ===========        ===========        ===========


Basic net loss per share                                $(.86)            $(.37)             $(.47)             $(.22)
                                                        =====             =====              =====              =====


Basic weighted average common
    shares outstanding                             16,418,015        14,031,288         17,314,353         14,066,166
                                                 ============       ===========        ===========        ===========















See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Stockholders' Equity
                                  (Deficiency)
                        Six Months Ended January 31, 2001
                                   (Unaudited)


                                           Common Stock
                                       ---------------------      Additional
                                       Number of                    Paid-in          Unearned       Accumulated
                                        Shares        Amount        Capital        Compensation        Deficit            Total
                                        ------        ------        -------        ------------        -------            -----
Balance, August 1, 2000                14,800,005      $148       $28,677,530      $(8,880,551)     $(17,874,001)     $  1,923,126

Sales of common stock pursuant
    to equity financing agreement,
    net of expenses of $116,670         1,135,850        11         1,049,989                                            1,050,000

Partial conversion of convertible
    debenture                           3,376,952        34         1,088,564                                            1,088,598

Effects of issuance of stock
    options in exchange for
    services                                                        1,901,270       (1,901,270)

Effects of issuance of beneficial
    conversion rights and warrants
    in connection with private
    placement of convertible
    debentures                                                      2,917,770                                            2,917,770

Amortization of unearned com-
    pensation                                                                        6,846,635                           6,846,635

Net loss                                                                                             (14,111,205)      (14,111,205)
                                       ----------      ----       -----------      -----------      ------------      ------------

Balance, January 31, 2001              19,312,807      $193       $35,635,123      $(3,935,186)     $(31,985,206)     $   (285,076)
                                       ==========      ====       ===========      ===========      ============      ============




















See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended January 31, 2001 and 2000
                                   (Unaudited)


                                                                                    2001                   2000
                                                                               ------------           ------------
Operating activities:
    Net loss                                                                   $(14,111,205)          $ (5,164,126)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                                 95,812                  5,897
        Amortization of capitalized web site development costs                      111,666                 52,281
        Amortization of unearned compensation                                     6,846,635              2,175,723
        Charges to interest expense for:
           Issuance of beneficial conversion rights                                 217,770
           Amortization of deferred financing costs and debt discount             1,130,215
        Changes in operating assets and liabilities:
           Accounts receivable                                                      (75,091)               (52,500)
           Other current assets                                                     733,304               (457,974)
           Other assets                                                             (84,789)
           Accounts payable and accrued expenses                                    732,160                (13,009)
           Deferred revenues                                                       (144,888)               (76,916)
           Noncurrent accrued interest payable                                      137,327
                                                                               ------------           ------------
               Net cash used in operating activities                             (4,411,084)            (3,530,624)
                                                                               ------------           ------------

Investing activities:
    Purchases of equipment                                                         (269,104)               (59,041)
    Web site development costs capitalized                                          (77,069)              (175,000)
                                                                               ------------           ------------
               Net cash used in investing activities                               (346,173)              (234,041)
                                                                               ------------           ------------

Financing activities:
    Payments of capital lease obligations                                           (37,055)
    Proceeds from private placement of convertible debentures                     3,400,000
    Costs paid in connection with private placement of
        convertible debentures                                                     (300,000)
    Net proceeds from private placements of common stock                          1,050,000              1,349,960
                                                                               ------------           ------------
               Net cash provided by financing activities                          4,112,945              1,349,960
                                                                               ------------           ------------

Net decrease in cash and cash equivalents                                          (644,312)            (2,414,705)
Cash and cash equivalents, beginning of period                                      806,586              6,078,922
                                                                               ------------           ------------

Cash and cash equivalents, end of period                                       $    162,274           $  3,664,217
                                                                               ============           ============





See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JagNotes.com Inc. ("JagNotes") and its subsidiaries as of January 31, 2001, their results of operations for the six and three months ended January 31, 2001 and 2000, their changes in stockholders' equity (deficiency) for the six months ended January 31, 2001 and their cash flows for the six months ended January 31, 2001 and 2000. JagNotes and its subsidiaries, JagNotes.Euro.com Ltd. and JAGfn Broadband, L.L.C. ("JAGfn"), are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited financial statements of the Company as of July 31, 2000 and for the years ended July 31, 2000 and 1999 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2000 that was previously filed with the SEC.

            The results of the Company's operations for the six months ended January 31, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2001.

            As shown in the accompanying condensed consolidated financial statements, during the six months ended January 31, 2001 and 2000, the Company only generated revenues of approximately $609,000 and $628,000, respectively; it incurred net losses of approximately $14,111,000 and $5,164,000, respectively; and it had cash flow deficiencies from operating activities of approximately $4,411,000 and $3,531,000. As a result, the Company had a working capital deficiency of approximately $746,000, an accumulated deficit of approximately $31,985,000 and a total stockholders' deficiency of approximately $285,000 as of January 31, 2001. In the absence of the mitigating factors set forth below, these matters would raise substantial doubt about the Company's ability to continue as a going concern.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation (concluded):

            Through January 31, 2001, the Company's operations were comprised of gathering and compiling information from contacts at financial institutions and releasing such information to subscribers on a timely basis through facsimile transmissions and web sites. The Company's net losses and cash flow deficiencies from operating activities were primarily attributable to the activities of JAGfn, which provided "real time video and audio reports" related to developments in the financial markets to subscribers via the Company's web sites, and to the development of the Company's foreign operations. To reduce net losses and cash flow deficiencies, the Company terminated all of its foreign operations during the six months ended January 31, 2001 and sold its majority interest in JAGfn on February 1, 2001. As further explained in Note 8 herein, among other things, the purchaser of JAGfn (i) paid a portion of the total consideration in cash, (ii) agreed to cancel substantially all of the Company's obligation to repay convertible debentures previously sold to the purchaser and (iii) agreed to assume substantially all of the Company's contractual obligations including, but not limited to, its lease, employment and consulting agreements.

            As a result, management believes that the Company will generate sufficient revenues from its remaining facsimile transmission and web site operations to enable it to continue as a going concern through at least January 31, 2002. However, if the Company cannot generate sufficient revenues and/or obtain additional financing, if necessary, by that date, the Company may be forced thereafter to once again restructure, file for bankruptcy or entirely cease its operations.


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

            Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss during the six and three months ended January 31, 2001 and 2000 and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of the outstanding convertible debentures would have been anti-dilutive.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Income taxes:

            As of January 31, 2001, the Company had net operating loss carryforwards of approximately $18,733,000 available to reduce future Federal taxable income which will expire from 2019 through 2022.

            As of January 31, 2001, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                 Deferred revenues, net                    $     29,000
                 Goodwill                                         1,600
                 Unearned compensation                        5,224,000
                 Net operating loss carryforwards             7,493,000
                                                           ------------
                                                             12,747,600
                 Less valuation allowance                   (12,747,600)
                                                           ------------

                    Total                                  $      --
                                                           ============

            Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2001.

            The Company had also offset the potential benefits from its net deferred tax assets by equivalent valuation allowances during the year ended July 31, 2000. As a result of the increases in the valuation allowance of $5,654,600 and $2,060,400 during the six months ended January 31, 2001 and 2000, respectively, and $3,283,600 and $1,234,700 during the three months ended January 31, 2001 and 2000, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.


Note 4 - Capital lease obligations:

            The Company uses computer equipment under lease agreements classified as capital leases which were assumed on February 1, 2001 by the purchaser of JAGfn (see Notes 1 and 8 herein). The Company's obligations under capital leases as of January 31, 2001 are set forth below:

                 Year Ending
                 January 31,                                        Amount
                 -----------                                        ------

                    2002                                            $52,232
                    2003                                             21,293
                                                                    -------
                    Total minimum lease payments                     73,525
                    Less amount representing interest                 5,596
                                                                    -------

                    Present value of net minimum lease payments      67,929
                    Less current portion                             47,186
                                                                    -------

                    Long-term portion                               $20,743
                                                                    =======

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Capital lease obligations (concluded):

            The Company effectively acquired equipment at a cost of $46,315 in the six months ended January 31, 2001 by incurring capital lease obligations. These noncash transactions are not reflected in the accompanying condensed consolidated statements of cash flows. The net carrying value of equipment used by the Company under capital leases was $116,498 as of January 31, 2001.


Note 5 - Commitments and contingencies:

         Commitments:

            As of January 31, 2001, the Company was obligated to make approximate minimum cash payments totaling approximately $2,994,000 under consulting and employment agreements and $2,434,000 under operating lease agreements substantially all of which were assumed on February 1, 2001 by the purchaser of JAGfn (see Notes 1 and 8 herein).

            Rent expense under all leases classified as operating leases totaled approximately $1,141,000 and $156,000 for the six months ended January 31, 2001 and 2000, respectively, and $482,000 and $80,000 for the three months ended January 31, 2001 and 2000, respectively.

        Contingencies:

            The Company is party to a legal proceeding. While the ultimate results of such legal proceeding cannot be predicted with certainty, management does not expect that this matter will have a material adverse effect on the consolidated financial position of the Company.

Note 6 - Convertible debentures:

            The Company's outstanding 8% convertible debentures as of January 31, 2001 were comprised as follows:

                Maturing June 12, 2003, net of debt discount of
                     $428,457 (A)(D)                                  $1,019,543
                Maturing October 20, 2003, net of debt discount of
                     $452,315 (B)(D)                                      47,685
                Maturing November 3, 2003, net of debt discount of
                     $458,796 (B)(D)                                      41,204
                Maturing November 10, 2003, net of debt discount of
                     $462,037 (B)(D)                                      37,963
                Maturing November 17, 2003, net of debt discount of
                     $465,278 (B)(D)                                      34,722
                Maturing November 24, 2003, net of debt discount of
                     $468,519 (B)(D)                                      31,481
                Maturing December 1, 2003, net of debt discount of
                     $471,759 (B)(D)                                      28,241
                Maturing January 11, 2004 (C)(D)                         200,000
                Maturing January 24, 2004 (C)(D)                         200,000
                                                                      ----------

                         Total (E)                                    $1,640,839
                                                                      ==========

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 6 - Convertible debentures (continued):

            (A) As further explained in Note 6 in the 10-KSB, on June 12, 2000, the Company sold an investor (the "Investor") a convertible debenture (the "Debenture") that had an original principal balance of $2,500,000, was schedule to mature June 12, 2003 and bore interest at an annual rate of 8%. The Company received gross proceeds from the sale of $2,500,000. The principal balance of, and interest accrued on, the Debenture was convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $1.31 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion provided that the Investor did not hold in excess of 10% of the outstanding stock of the Company. The Company could have required such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period preceding the required conversion. The rate could have ranged from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume). The Company agreed to deposit 2,000,000 shares of its common stock in a segregated account with one of the placement agents for the transaction as collateral for the Debenture. Upon conversion of a portion of the Debenture, a pro rata portion of the shares held in escrow was to be returned to the Company.

                As additional consideration in connection with the sale of the Debenture, the Company also issued a warrant to the Investor for the purchase of 428,571 shares of the Company's common stock at $1.75 per share that was scheduled to be exercisable through June 12, 2005. The Company initially recorded debt discount and reduced the carrying value of the Debenture by $934,285 which represented the estimated fair value of the warrant at the date of issuance determined by using the Black-Scholes option-pricing model method pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                During the six and three months ended January 31, 2001, debt discount applicable to the Debenture of $466,899 and $389,301, respectively, was amortized.

                In addition, during the six months ended January 31, 2001 the Investor converted portions of outstanding principal balance and accrued interest into shares of common stock as follows:

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 6 - Convertible debentures (continued):

                                                               Carrying
                                                                Value,
                                                                Net of        Accrued
                                            Principal            Debt         Interest        Shares
            Date of Conversion              Converted          Discount      Converted        Issued
            ------------------              ----------         --------      ---------      ---------

            August 18, 2000                 $   50,000        $  32,375       $    723         46,442
            November 10, 2000                  800,000          541,056         26,126      1,241,128
            January 16, 2001                    52,000           36,361          2,450        507,696
            January 24, 2001                   150,000          105,251          7,299      1,581,686
                                            ----------        ---------       --------      ---------

                Totals                      $1,052,000        $ 715,043       $ 36,598      3,376,952
                                            ==========        =========       ========      =========


            (B) As further explained in Note 11 in the 10-KSB, on October 20,
                2000, Thomson Kernaghan ("TK"), a company related to the Investor, agreed to provide the Company with additional financing totaling $3,000,000 through weekly purchases of a total of six additional debentures (the "New Debentures") during the period from October 20, 2000 to December 1, 2000. Subsequently, TK assigned its rights and obligations to the Investor. Each of the six New Debentures the Investor purchased had a principal balance of $500,000, bore interest at an annual rate of 8% and was scheduled to mature three years from the date of its issuance. In addition, the Investor received a 10% fee for each New Debenture issued. The sale of the New Debentures was made through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The principal balance of, and interest accrued on, the New Debentures was convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The Company could have required conversion of the New Debentures at the rate based on the matrix of market price per share and daily volume in each 15 day period preceding the required conversion described above for the required conversion of the Debenture.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 6 - Convertible debentures (continued):

                As additional consideration in connection with the sales of all of the New Debentures, the Company also agreed to issue a warrant to the Investor for the purchase of 3,000,000 shares of the Company's common stock at $1.25 per share that was scheduled to be exercisable through October 20, 2005. The estimated fair value of the warrant was $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to SFAS 123. Since the Company only received net proceeds from the sale of the New Debentures of $2,700,000 (which equaled the principal balance of the New Debentures net of the 10% fee paid to the Investor), it only recorded $2,700,000 of the estimated fair value of the warrant as debt discount which was to be amortized to interest expense over the related terms of the New Debentures. Accordingly, the Company had received net proceeds from the sale of New Debentures of $2,700,000 and had initially recorded an equivalent amount of debt discount prior to January 31, 2001. During the six and three months ended January 31, 2001, debt discount applicable to the New Debentures of $221,696 and $214,753, respectively, was amortized.

                The Company also agreed to issue to the Investor on each date on which the Investor converted any portion of a New Debenture a warrant to purchase a number of shares equal to 20% of the number of shares issued upon conversion of that portion of the New Debenture. The exercise price for these warrants was to be equal to 110% of the average bid price of the Company's common stock for the five trading days preceding the date on which the Investor converted any portion of a New Debenture.

                As additional consideration in connection with the sale of the New Debentures, the Company also reduced the conversion price for the Debenture from the lesser of $1.31 per share to $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The fair value of the Company's common stock on October 20, 2000 was $1.25 per share which exceeded the adjusted conversion price for the Debenture and the conversion price for the New Debentures of $.80 per share. Pursuant to interpretations issued by the staff of the SEC, such excess constituted beneficial conversion rights for which the value was measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities were convertible, multiplied by the number of shares into which the securities were convertible. The beneficial conversion rights had an aggregate fair value of $2,800,000 at October 20, 2000, of which approximately $1,600,000 and $1,200,000 applied to the Debenture and the New Debentures, respectively. However, the Company did not record any additional charges for the fair values of the beneficial conversion rights since the fair values of the beneficial conversion rights and/or warrants previously issued to the Investor in connection with the Debenture and the fair value of the warrants issued to the Investor had already offset the proceeds allocated to the Debenture and the New Debentures.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 6 - Convertible debentures (concluded):

            (C) In January 2001, the Investor purchased two additional convertible debentures each of which had a principal balance of $200,000 (the "Additional Debentures"). The sales of the Additional Debentures were made through private placements intended to be exempt from registration under the Act. The terms for the conversion of the Additional Debentures were the same as those for the Debenture and the New Debentures. Since the Additional Debentures were convertible immediately upon issuance, the fair value of the beneficial conversion rights attributable to the issuance of the Additional Debentures, which aggregated $217,770, was charged to interest expense during the six months ended January 31, 2001.

            (D) The Company's obligation to repay the Debenture, the New
                Debentures other than the one that matures on December 1, 2003 and the Additional Debentures was cancelled on February 1, 2001 in connection with the sale of JAGfn to the Investor (see Note 8 herein).

            (E) Deferred financing costs attributable to the sales of the 8%
                convertible debentures totaled $405,626 as of January 31, 2001.


Note 7 - Other issuances of common stock, warrants and stock options:
           Equity financing agreement:

            As further explained in Note 11 in the 10-KSB, as of June 14, 2000, the Company entered into another financing agreement (the "Equity Financing Agreement") with the Investor that purchased the Debenture (see Note 6 herein) pursuant to which the Company could have required the Investor to purchase shares of the Company's common stock from time to time at an aggregate purchase price of $10,000,000 and a price per share equal to 85% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the date of each required purchase. It could have required the Investor to make minimum purchases of $350,000, net of placement agent commissions, every 15 days or additional purchases based on the rate determined by the matrix for the required conversion of the Debenture described in Note 6 herein. The Company also agreed to issue to the Investor on each date on which the Investor advanced funds to the Company under the Equity Financing Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that were subject to the advance. The exercise price for these warrants was equal to 110% of the highest reported bid price of the Company's common stock for the five trading days preceding the date on which an advance was made to the Company by the Investor. In addition, the placement agents and their counsel were to be paid a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Financing Agreement. The Equity Financing Agreement was originally due to expire in December 2002. During the six months ended January 31, 2001, the Investor paid a total of $1,216,670 pursuant to the Equity Financing Agreement for 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock and, as a result, the Company received proceeds of $1,050,000, net of $116,670 of placement fees.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 7 - Other issuances of common stock, warrants and stock options
         (continued):
            Equity financing agreement (concluded):

              On October 31, 2000, the Equity Financing Agreement was also amended to suspend the Company's right to require the Investor to purchase common stock of the Company until January 1, 2001 and increase the minimum value of common stock the Company was able to require the Investor to purchase every 15 days from $350,000 to $400,000.

              The Equity Financing Agreement was cancelled on February 1, 2001 in connection with the sale of JAGfn to the Investor (see Note 8 herein).

            Warrants issued in connection with private placements:
              Information as to the number of shares subject to outstanding warrants and the related exercise prices of those warrants as of January 31, 2001 for warrants issued by the Company in connection with private placements of the Company's debt and equity securities is set forth in the table below:

                                                                   Number         Range of
                                                                 of Shares     Exercise Prices
                                                                 ---------     ---------------
              Warrants issued in connection with sale of:
                 Units of common stock and warrants in 1999        553,130              $14.00
                 The Debenture                                     428,571                1.75
                 The New Debentures (A)                          3,000,000                1.25
                 Common stock pursuant to the Equity
                      Financing Agreement                          227,168      $1.21  -  1.94
                                                                 ---------

                         Totals                                  4,208,869      $1.21 - $14.00
                                                                 =========      ==============


              (A) These warrants were cancelled on February 1, 2001 in
                  connection with the sale of JAGfn to the Investor (see Note 8 herein).

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

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 7 - Other issuances of common stock, warrants and stock options
         (continued):
           Options, warrants and other equity instruments issued for services (continued):

              The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2000 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at January 31, 2001 and sets forth other related information:

                                                            Number         Range of
                                                           of Shares    Exercise Prices
                                                           ---------    ---------------
              Options and warrants issued for services
                 outstanding, August 1, 2000 (A)           4,874,500     $1.50 - $6.00
              Options granted to employees, investment
                 analysts and commentators (B)             3,399,000     $ .25 - $2.00
                                                           ---------

              Options and warrants issued for services
                 outstanding, January 31, 2001 (C) (D)     8,273,500     $ .25 - $6.00
                                                           =========     =============


              (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation. The balance of unearned compensation as of August 1, 2000 was $8,880,551.

              (B) The cost of the options of $1,901,270, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation during the six months ended January 31, 2001 as further explained below.

              (C) These options and warrants also include options for the purchase of 5,181,500 shares granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which was approved by the Board of Directors on October 1, 1999. The Incentive Plan provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. As of January 31, 2001, the options for the purchase of all of the 5,181,500 shares remained outstanding.

              (D) These options and warrants will expire at various dates from
                  June 2005 through January 2011.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 7 - Other issuances of common stock, warrants and stock options
         (concluded):
            Options, warrants and other equity instruments issued for services (concluded):

              A total of $1,901,270 and $2,825,975 was charged to unearned compensation during the six months ended January 31, 2001 and 2000, respectively, as a result of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above and/or in Note 9 in the 10-KSB. Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $6,846,635 and $2,201,598 was amortized during the six months ended January 31, 2001 and 2000, respectively, and $3,830,732 and $1,273,313 was amortized during the three months ended January 31, 2001 and 2000, respectively. The unamortized balance of unearned compensation of $3,935,186 has been reflected as a component of stockholders' deficiency as of January 31, 2001.

              Unearned compensation of $1,660,206 as of January 31, 2001 was attributable to compensation for employees of, and consulting, professional and other services provided to, JAGfn and, accordingly, that amount was charged against the proceeds from the sale of JAGfn on February 1, 2001 in connection with the determination of the loss from that sale, as explained in Note 8 herein.

              The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the Black-Scholes option-pricing model. The fair values were determined during the six months ended January 31, 2001 based on the following assumptions:

                  Expected years of option life:            5
                  Risk-free interest rate:                  6%
                  Dividend yield:                           0%
                  Volatility:                          161% - 191%

            Interests in JAGfn transferred to employees:
              During the six months ended January 31, 2001, the Company transferred a total of 15% of the membership interests in JAGfn to three of its executives pursuant to the terms of their employment contracts. Management believes that the fair value of the interests transferred was immaterial and, accordingly, the Company did not record any charges in connection with the transfers.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 8 - Subsequent events:

            On February 1, 2001, the Company sold its 85% interest in JAGfn to the Investor for consideration comprised primarily of (i) a payment of approximately $1,002,000 in cash, (ii) the issuance of a $500,000 promissory note and (iii) an agreement to cancel the Company's obligation to repay the Debenture, all of the New Debentures except the one that matures on December 1, 2003 and the Additional Debentures (see Note 6 herein) and the accrued interest thereon. The Investor also agreed to, among other things, assume substantially all of the Company's contractual obligations including, but not limited to, its lease, employment and consulting agreements (see Notes 4 and 5 herein); the cancellation of warrants to purchase 3,000,000 shares of the Company's common stock (see Notes 6 and 7 herein); the cancellation of the Equity Financing agreement (see
            Note 7 herein); and the issuance of an option to the Company for the purchase of a 10% membership interest in JAGfn for $5,000,000 at any time prior to January 31, 2002. The Company also agreed to cancel JAGfn's obligation to repay intercompany advances.

            The assets and liabilities of JAGfn as of January 31, 2001 are summarized below:

              Current assets:
                  Cash                                             $    20,213
                  Prepaid expenses                                     225,000
                                                                   -----------
                     Total current assets                              245,213

              Equipment, net                                           567,343
              Capitalized web site development costs, net               64,224
              Other assets                                              96,793
                                                                   -----------
                     Total assets                                      973,573
                                                                   -----------

              Current liabilities:
                  Accounts payable and accrued expenses               (364,517)
                  Current portion of capital lease obligations         (47,186)
                  Intercompany advances                             (4,573,586)
                                                                   -----------
                     Total current liabilities                      (4,985,289)

              Capital lease obligations, net of current portion        (20,743)
                                                                   -----------
                     Total liabilities                              (5,006,032)
                                                                   -----------

              Members' deficiency (A)                              $(4,032,459)
                                                                   ===========

              (A) The members' deficiency at January 31, 2001 is equivalent to
                  JAGfn's operating loss and net loss from the inception of its operations on August 1, 2000 through January 31, 2001. JAGfn did not generate any revenues through January 31, 2001.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 8 - Subsequent events (concluded):

            The Company will record a loss during the three months ending April 30, 2001 of approximately $3,830,000 as a result of the sale as shown below:

              Write-off of:
                  Intercompany advances                              $4,573,000
                  Unearned compensation (A)                           1,660,000
                                                                     ----------
                         Total                                        6,233,000
                                                                     ----------

              Less:
                  Cash paid by purchaser                              1,002,000
                  Note issued by purchaser (B)                          500,000
                  Net carrying value of cancelled convertible notes
                     payable to purchaser (C)                           901,000
                                                                     ----------
                         Total                                        2,403,000
                                                                     ----------

              Net loss                                               $3,830,000
                                                                     ==========

              (A) Represents the balance as of January 31, 2001 of the
                  unamortized unearned compensation associated with consulting and employment agreements assumed by JAGfn (see Note 7 herein).

              (B) The note, as originally issued, was noninterest bearing and payable on February 22, 2001. It was amended on that date to require the repayment of the principal balance on March 22, 2001 together with interest accrued at an annual rate of 8%.

              (C) Represents the principal balance of the convertible debentures cancelled of $4,348,000 and the accrued interest thereon of $119,000 less the related unamortized deferred financing costs and unamortized debt discount associated with the cancelled convertible debentures of $406,000 and $3,160,000, respectively, as of January 31, 2001 (see Note 6 herein).




                                      * * *

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

Six months ended January 31, 2001 as compared to the six months ended January 31, 2000

Subscription revenue:

Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product " Jag Notes". Jag Notes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, Jag Notes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the six months ended January 31, 2001 we were in the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to the Jag Notes through our web site. During the six months ended January 31, 2001 subscription revenues remained relatively stable as compared to the six months ended January 31, 2000 with total subscription revenues for the comparable periods of approximately $609,000 and $628,000 respectively.

As explained in previous filings, it was originally our intention to increase subscription revenues through international expansion and increased awareness of our United States of America web site. In addition, commensurate with the establishment of JagFn Broadband L.L.C. ("JagFn") effective August 1, 2000 we focussed much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would provide for our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would be ancillary to our operations as a whole. During the six months ended January 31, 2001 we halted all of our international expansion plans, and had not received advertising income in connection with our real time streaming video programming. Accordingly, as more fully explained in liquidity and capital resources, we sold our interests in JagFn effective February 1, 2001.

Cost of Revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, payments to commentators and employees for their reports that are posted on our web site and broadcasted on our webcast and salaries associated with the production of our webcast. During the six months ended January 31, 2001 cost of revenues increased by approximately $3,381,000 to approximately $6,719,000 from approximately $3,338,000 during the six months ended January 31, 2000 or 101%.

The primary causes for this increase were as follows:

         (i) An increase of approximately $2,537,000 for additional salaries incurred during the six months ended January 31, 2001. Such additional salaries were incurred in connection with the production of the webcast. We paid cash for these expenses of approximately $2,231,000 and incurred approximately $306,000 of charges related to the amortization of unearned compensation, a non-cash charge.

         (ii) An increase of approximately $874,000 in costs for our commentators and consultants associated with our web site from approximately $2,965,000 during the six months ended January 31, 2000 to approximately $3,839,000 during the six months ended January 31, 2001. Such amounts included cash consideration of $1,248,000 and $789,000 and non-cash charges related to the amortization of unearned compensation of $2,591,000 and $2,176,000 during the six months ended January 31, 2001 and 2000 respectively. Included in the cash and non-cash charges during the six months ended January 31, 2001 were charges of $350,000 and $1,139,000 respectively associated with the halting of our international expansion plans.

The aforementioned increases were partially offset by decreases in the costs to maintain our web site.

Selling expense:

Selling expenses consist primarily of advertising and other promotional expenses. During the six months ended January 31, 2001 selling expenses decreased approximately $763,000 to approximately $111,000 from its level of approximately $874,000 during the six months ended January 31, 2000. The major components of this decrease are:

An approximate $504,000 decrease in advertising and promotional costs from approximately $546,000 during the six months ended January 31, 2000 to approximately $42,000 during the six months ended January 31, 2001. During the six months ended January 31, 2000 we spent substantial amounts to promote the launch of our web site. Such costs were not repeated during the six months ended January 31, 2001.

An approximate $252,000 decrease in business travel related expenses from $315,000 during the six months ended January 31, 2000 to approximately $63,000 during the six months ended January 31, 2001. During the six months ended January 31, 2000 significant travel was done by management to promote our web site and to explore opportunities in other countries. Similar travel was not done during the six months ended January 31, 2001.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $4,774,000 during the six months ended January 31, 2001 to $6,452,000 from approximately $1,678,000 during the six months ended January 31, 2000. The increase in general administrative expenses is primarily attributable to the following:

An increase of approximately $986,000 in rent expense from approximately $156,000 during the six months ended January 31, 2000 to approximately $1,141,000. The increase in rent expense is attributable to the lease costs associated with our webcasting studio and offices in New York City.

We incurred charges of approximately $3,771,000 during the six months ended January 31, 2001 relating to the amortization of unearned compensation, a non-cash charge. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf.

Interest expense:

We incurred interest charges aggregating approximately $1,488,000 during the six months ended January 31, 2000. These charges consist of the following related to convertible debentures as more thoroughly discussed within liquidity and capital resources below:

         (i) Approximately $1,130,000 related to the amortization of deferred finance costs and debt discount.

         (ii) Approximately $218,000 of interest expense recorded as a result of beneficial conversion rights.

         (iii) Approximately $137,000 of interest accrued on the outstanding principal portion of convertible debt.

The remainder of interest expense relates to interest expense incurred under capital lease obligations.

Other income:

         During the six months ended January 31, 2001 we received approximately $40,000 associated with "banner" advertisements placed on our web site.

Net loss:

As a result of the above, we incurred a net loss of approximately $14,111,000 for the six months ended January 31, 2001 as compared to a net loss of approximately $5,164,000 for the six months ended January 31, 2000.

RESULTS OF OPERATIONS

Three months ended January 31, 2001 as compared to the three months ended January 31, 2000

Subscription revenue:

Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product " Jag Notes". Jag Notes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JagNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the three months ended January 31, 2001 we were in the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to the Jag Notes through our web site. During the three months ended January 31, 2001 subscription revenues remained relatively stable as compared to the three months ended January 31, 2000 with total subscription revenues for the comparable periods of approximately $346,000 and $322,000 respectively.

As explained in previous filings, it was originally our intention to increase subscription revenues through international expansion and increased awareness of our United States of America web site. In addition, commensurate with the establishment of JagFn Broadband L.L.C. ("JagFn") effective August 1, 2000 we focussed much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would provide for our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would be ancillary to our operations as a whole. During the three months ended January 31, 2001 we halted all of our international expansion plans, and had not received advertising income in connection with our real time streaming video programming. Accordingly, as more fully explained in liquidity and capital resources, we sold our interests in JagFn effective February 1, 2001.

Cost of Revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, payments to commentators and employees for their reports that are posted on our web site and broadcasted on our webcast and salaries associated with the production of our webcast. During the three months ended January 31, 2001 cost of revenues increased by approximately $2,815,000 to approximately $4,757,000 from approximately $1,942,000 during the three months ended January 31, 2000 or 145%.

The primary causes for this increase were as follows:

         (iii) An increase of approximately $1,607,000 for additional salaries incurred during the three months ended January 31, 2001. Such additional salaries were incurred in connection with the production of the webcast. We paid cash for these expenses of approximately $1,454,000 and incurred approximately $153,000 of charges related to the amortization of unearned compensation, a non-cash charge.

         (iv) An increase of approximately $1,066,000 in costs for our commentators and consultants associated with our web site from approximately $1,776,000 during the three months ended January 31, 2000 to approximately $2,842,000 during the three months ended January 31, 2001. Such amounts included cash consideration of $730,000 and $364,000 and non-cash charges related to the amortization of unearned compensation of $2,112,000 and $1,412,000 during the three months ended January 31, 2001 and 2000 respectively. Included in the cash and non-cash charges during the three months ended January 31, 2001 were charges of $350,000 and $1,139,000 respectively associated with the halting of our international expansion plans.

Selling expense:

Selling expenses consist primarily of advertising and other promotional expenses. During the three months ended January 31, 2001 selling expenses decreased approximately $427,000 to approximately $53,000 from its level of approximately $480,000 during the three months ended January 31, 2000. The major components of this decrease are:

An approximate $244,000 decrease in advertising and promotional costs from approximately $254,000 during the three months ended January 31, 2000 to approximately $10,000 during the three months ended January 31, 2001. During the three months ended January 31, 2000 we spent substantial amounts to promote the launch of our web site. Such costs were not repeated during the three months ended January 31, 2001.

An approximate $178,000 decrease in business travel related expenses from $217,000 during the three months ended January 31, 2000 to approximately $39,000 during the three months ended January 31, 2001. During the three months ended January 31, 2000 significant travel was done by management to promote its web site and to explore opportunities in other countries. Similar travel was not done during the three months ended January 31, 2001.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $1,495,000 during the three months ended January 31, 2001 to $2,507,000 from approximately $1,012,000 during the three months ended January 31, 2000. The increase in general administrative expenses is primarily attributable to the following:

An increase of approximately $402,000 in rent expense from approximately $80,000 during the three months ended January 31, 2000 to approximately $482,000. The increase in rent expense is attributable to the lease costs associated with our webcasting studio and offices in New York City.

We incurred charges of approximately $1,496,000 during the three months ended January 31, 2001 relating to the amortization of unearned compensation, a non-cash charge. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf.

An approximate $200,000 decrease in salaries during the three months ended January 31, 2001 from approximately $343,000 during the three months ended January 31, 2000 to approximately $143,000. The decrease is attributable to the fact that during the three months ended January 31, 2001 a substantial amount of time spent by personnel went towards the production and development of its webcast business. Accordingly such salaries have been included in cost of revenues.

An approximate $289,000 decrease in professional fees during the three months ended January 31, 2001 from approximately $511,000 during the three months ended January 31, 2000 to approximately $222,000. The decrease results from significant legal and accounting fees incurred during the three months ended January 31, 2000 in connection with our initial filings with the Securities and Exchange Commission.

Interest expense:

We incurred interest charges aggregating approximately $1,247,000 during the three months ended January 31, 2001. These charges consist of the following related to convertible debentures as more thoroughly discussed within liquidity and capital resources below:

         (iv) Approximately $940,000 related to the amortization of deferred finance costs and debt discount.

         (v) Approximately $218,000 of interest expense recorded as a result of beneficial conversion rights.

         (vi) Approximately $85,000 of interest accrued on the outstanding principal portion of convertible debt.

The remainder of interest expense relates to interest expense incurred under capital lease obligations.

Other income:

         During the three months ended January 31, 2001 we received approximately $40,000 associated with "banner" advertisements placed on our web site.

Net loss:

As a result of the above, we incurred a net loss of approximately $8,174,000 for the three months ended January 31, 2001 as compared to a net loss of approximately $3,070,000 for the three months ened January 31, 2000.

Liquidity and Capital Resources

During the six months ended January 31, 2001 and 2000, we only generated revenues of approximately $609,000 and $628,000 respectively; incurred net losses of approximately $14,111,000 and $5,164,000 respectively; and had cash flow deficiencies from operating activities of approximately $4,411,000 and $3,531,000 respectively. As a result, we had a working capital deficiency of approximately $746,000 and an accumulated deficit of approximately $31,985,000 and stockholders' deficiency of approximately $285,000 as of January 31, 2001. In the absence of the mitigating factors set forth below, these matters would raise substantial doubt about our ability to continue as a going concern.

Through January 31, 2001, our operations were comprised of gathering and compiling information from contacts at financial institutions and releasing such information to subscribers on a timely basis through facsimile transmissions and web sites. The net losses and cash flow deficiencies from operating activities were primarily attributable to the activities of JagFn, which provided "real time video and audio reports" related to developments in the financial markets to subscribers via our web site, and to the development of our foreign operations. To reduce net losses and cash flow deficiencies, we terminated all of our foreign operations during the six months ended January 31, 2001 and on February 1, 2001 sold our majority interest in JagFn. As further explained below, the purchaser of JagFn (i) paid a portion of the total consideration in cash, (ii) agreed to cancel our obligations to repay substantially all of the convertible debentures previously sold to the purchaser and (iii) agreed to assume substantially all of our contractual obligations including, but not limited to our leases, employment and consulting agreements.

As a result, we believe that we will generate sufficient revenues from our remaining facsimile transmission and web site operations to enable us to continue as a going concern through at least January 31, 2002. However, if we cannot generate sufficient revenues and/or obtain additional financing, we may be forced thereafter to once again restructure, or file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $162,000 as of January 31, 2001 results primarily from a series of private placements that occurred from June 2000 through January 31, 2001.

On June 12, 2000, we sold CALP II (the "Investor") a convertible debenture (the "Debenture") that has a principal balance of $2,500,000, matures June 12, 2003 and bears interest at an annual rate of 8%. We received gross proceeds from the sale of $2,500,000. The sale was made through a private placement that was intended to be exempt from registration under the Securities Act. The principal balance of, and interest accrued on, the Debenture was convertible, in whole or in part, at the option of the Investor into shares of our common stock at the lesser of $1.31 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. We could require such conversion at a rate based on a matrix of market price per share and daily volume in each 15 day period preceding the required conversion. The rate could range from a high of $900,000 ($3.00 per share and 200,000 shares of daily trading volume) to $30,000 ($1.00 per share and 30,000 shares of daily trading volume). We agreed to deposit 2,000,000 shares of our common stock in a segregated account with one of the placement agents for the transaction as collateral for the Debenture. Upon conversion of the Debenture, a pro rata portion of the shares held in escrow would be returned to us. In connection with the issuance of the Debenture, the Investor also received a five-year stock purchase warrant to purchase 428,571 shares of our common stock at a price of $1.75 per share. Placement agents and their counsel received a fee of 10% of the principal amount of the Debenture as well as five-year stock purchase warrants to purchase 275,000 shares of our common stock at $2.00 per share. The aggregate fair value of the warrant issued to the investor of $934,285 was recorded as a debt discount, and the fair value of the warrants issued to placement agents and their counsel of $599,500 plus cash of $285,000 was initially recorded as deferred finance costs. During the six months ended January 31, 2001 the Investor converted $1,052,000 of principal (which had a carrying value net of debt discounts of approximately $715,000) and approximately $37,000 of accrued interest into 3,376,952 shares of common stock.

As of June 14, 2000, we entered into another financing agreement with the Investor pursuant to which we could have required the Investor to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000 and a price per share equal to 85% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the date of each required purchase. We could have required the Investor to make minimum purchases of $350,000, net of placement agent commissions, every 15 days or additional purchases based on the rate determined by the matrix for the required conversion of the Debenture described above. We also agreed to issue to the Investor on each date on which the Investor advanced funds to us under the Equity Line of Credit Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that are subject to the advance. The exercise price for these warrants was equal to 110% of the highest reported bid price of our common stock for the five trading days preceding the date on which an advance was made to us by the Investor. In addition, the placement agents and their counsel received a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Line of Credit Agreement. During the six months ended January 31, 2001, we issued 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock to the Investor and received proceeds of $1,050,000, net of placement fees of $116,670, pursuant to the Equity Financing Agreement. The warrants are exercisable at prices ranging from $1.21 to $1.94 per share through September 2005.

On October 31, 2001, the Equity Financing Agreement was amended to suspend the our right to require the Investor to purchase our common stock until January 1, 2001 and increase the minimum value of common stock we will be able to require the Investor to purchase every 15 days from $350,000 to $400,000.

The Equity Financing Agreement was cancelled on February 1, 2001 in connection with the sale of JagFn to the Investor.

On October 20, 2000, Thomson Kernaghan agreed to provide us with additional financing totaling $3,000,000 through periodic purchases of a total of six additional debentures (the "New Debentures") during the period from October 20, 2000 to December 1, 2000. Subsequently, Thomson Kernaghan assigned its rights and obligations to the Investor. Each of the six New Debentures had a principal balance of $500,000, bear interest at an annual rate of 8% and matured three years from the date of its issuance. The sales of the New Debentures were made through a private placement intended to be exempt from registration under the Securities Act. The principal balance of, and interest accrued on, the New Debentures were convertible, in whole or in part, at the option of the Investor into shares of our common stock at the lesser of $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. We were able to require conversion of the New Debentures at a rate based on the matrix of market price per share and daily volume in each 15 day period preceding the required conversion. As additional consideration in connection with the sale of the New Debentures, we paid a 10% fee to Thomson Kernaghan and we also issued a warrant to the Investor for the purchase of 3,000,000 shares of our common stock at $1.25 per share that was exercisable through October 20, 2005 (the warrant was cancelled in connection with the purchase of JagFn by the Investor). The warrant issued to the Investor had an estimated fair value of $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123, of which $2,700,000 (which equals the principal balance of the New Debentures less the 10% fee paid to TK) was recorded as debt discount and/or deferred financing costs and amortized to interest expense over the related terms of the debentures. We also agreed to issue to the Investor on each date on which the Investor purchased a debenture a warrant to purchase a number of shares equal to 20% of the number of shares that would be issued assuming the New Debenture was immediately converted into common stock upon issuance. The exercise price for these warrants is equal to 110% of the average bid price of our common stock for the five trading days preceding the date on which the Investor purchased a New Debenture.

As additional consideration in connection with the sale of the New Debentures, we also reduced the conversion price for the Debenture from the lesser of $1.31 per share to $.80 per share or 75% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the conversion. The fair value of our common stock on October 20, 2000 was $1.25 per share which exceeded the adjusted conversion price for the original debenture and the conversion price for the debentures of $.80 per share. Such excess constitutes beneficial conversion features or rights which had an aggregate fair value at October 20, 2000, of approximately $2,800,000, of which approximately $1,600,000 and $1,200,000 applies to the Debenture and the New Debentures, respectively. However, we have not recorded any additional charges for the fair values of the beneficial conversion rights since the fair values of the beneficial conversion rights and/or warrants previously issued to the Investor in connection with the Debenture and the fair value of the warrants issued to the Investor had already offset the proceeds allocated to the Debenture and New Debentures.

In January 2001, the Investor purchased two additional convertible debentures, each of which had a principal balance of $200,000 (the "Additional Debentures"). The Sales of these Additional Debentures were made through private placements intended to be exempt from registration under the Act. The terms of conversion for the Additional Debentures were the same as those for the Debenture and New Debentures. Since the Additional Debentures were convertible immediately upon issuance, the fair value of beneficial conversion rights attributable to the issuance of the Additional Debentures aggregating $217,770 was charged to interest expense during the six months ended January 31, 2001.

Our obligations to repay the Investor under the terms of the Debenture, New Debentures (except for one $500,000 debenture that matures on December 1, 2003), and Additional Debentures, were discharged in connection with the sale of JagFn.

Through January 31, 2001 we have entered into agreements with approximately eighty-five commentators, employees and other consultants expiring through December 2003. Through July 31, 1999 aggregate consideration paid under these agreements consisted of cash payments of $564,000, the issuance of 120,000 shares of common stock with a fair value of $1,460,000, the grant of options to purchase 235,000 shares of common stock at $2.00 per share with a fair value of $1,661,850 and the grant of options to purchase 100,000 shares of common stock at $16.25 per share with a fair value of $165,000. During the year ended July 31, 2000, we paid cash consideration of approximately $2,656,000 and granted options and warrants to purchase 4,282,500 shares of common stock at prices ranging from $1.50-$6.00 per share with a fair value of approximately $11,189,000 in connection with all our employment and consulting agreements. In addition, during the year ended July 31, 2000 pursuant to an amended consulting agreement, we cancelled options to purchase 100,000 shares of common stock at $16.25 per share and issued the consultant options to purchase 200,000 shares of common stock at $2.00 share with a fair value of $894,000. The fair value of the original options was $165,000. Accordingly, during the year ended July 31, 2000 we recorded additional unearned compensation of $729,000. During the six months ended January 31, 2001 we paid aggregate cash consideration of approximately $3,439,000 pursuant to such contracts. In addition, during the six months ended January 31, 2001 we granted options and warrants for the purchase of 3,399,000 shares of common stock at prices ranging from $.25 to $2.00 per share with a fair value of approximately $1,901,000 and recognized a charge for amortization of unearned compensation of approximately $6,847,000. The fair value of the options and warrants granted are computed in accordance with FASB-123 "Accounting for Stock Based Compensation." The unearned compensation will be amortized as a non-cash charge to operations on a straight-line basis over the life of the applicable agreements.

Pursuant to the terms of the purchase agreement for the sale of JagFn, our obligations under substantially all of the above consulting and employment agreements were assumed by the Investor. As a result, unearned compensation of approximately $1,660,000 was charged against the sale of JagFn.

During six months ended January 31, 2001 we used approximately $4,411,000 in our operations. The major uses of this cash were to fund our net loss for the six months ended January 31, 2001. In addition, during the six months ended January 31, 2001 we incurred non-cash charges of approximately $6,847,000 related to the amortization of unearned compensation and approximately $1,348,000 of non-cash interest expense charges in connection with the Debenture, New Debentures and Additional Debentures. In addition to the financing arrangements above, our operations were further financed by an increase in accounts payable and accrued expenses of approximately $732,000 during the six months ended January 31, 2001.

During the six months ended January 31, 2001 we used approximately $346,000 in investing activities which was used for the purchase of equipment, construction of our real time video studios and additions to our web sites.

On February 1, 2001, we sold our 85% interest in JAGfn to the Investor for consideration comprised primarily of (i) a payment of approximately $1,002,000 in cash, (ii) the issuance of a noninterest bearing secured promissory note which became due and on February 22, 2001 at which time it was amended to provide for interest at 8% a year and a due date of March 22, 2001 and (iii) an agreement to cancel our obligation to repay the Debenture, substantially all of the New Debentures and all of the Additional Debentures and the accrued interest thereon. The Investor also agreed to, among other things, assume substantially all our contractual obligations including, but not limited to, our leases, employment and consulting agreements; the cancellation of warrants to purchase 3,000,000 shares of our common stock; the cancellation of the Equity Financing agreement; and the issuance of an option to us for the purchase of a 10% membership interest in JAGfn for $5,000,000 at any time prior to January 31, 2002. We also agreed to cancel JAGfn's obligation to repay intercompany advances.

                The assets and liabilities of JAGfn as of January 31, 2001 are summarized below:

                    Current assets:
                       Cash                                             $    20,213
                       Prepaid expenses                                     225,000
                                                                        -----------
                           Total current assets                             245,213

                    Equipment, net                                          567,343
                    Capitalized web site development costs, net              64,224
                    Other assets                                             96,793
                                                                        -----------

                           Total assets                                     973,573
                                                                        -----------

                    Current liabilities:
                       Accounts payable and accrued expenses               (364,517)
                       Current portion of capital lease obligations         (47,186)
                       Intercompany advances                             (4,573,586)
                                                                        -----------
                           Total current liabilities                     (4,985,289)

                    Capital lease obligations, net of current portion       (20,743)
                                                                        -----------
                           Total liabilities                             (5,006,032)
                                                                        -----------

                    Members' deficiency (A)                             $(4,032,459)
                                                                        ===========


                    (A) The members' deficiency at January 31, 2001 is equivalent to JAGfn's operating loss and net loss from the inception of its operations on August 1, 2000 through January 31, 2001. JAGfn did not generate any revenues through January 31, 2001.

                As a result of the sale we will record a loss during the three months ending April 30, 2001 of approximately $3,830,000 as shown below:

                    Write off of
                       Intercompany advances                                $4,573,000
                       Unearned compensation (A)                             1,660,000
                                                                            ----------
                                Total                                        6,233,000
                                                                            ----------

                    Less:
                       Cash paid and note issued by purchaser                1,502,000
                       Net carrying value of cancelled convertible notes
                           payable to the Purchaser (B)                        901,000
                                                                            ----------
                                Total                                        2,403,000
                                                                            ----------

                    Net loss                                                $3,830,000
                                                                            ==========

                    (A) Represents the balance of unamortized unearned compensation associated with consulting and employment agreements assumed by JAGfn.

                    (B) Represents the principal balance of the convertible debentures of $4,348,000 and the accrued interest thereon of $119,000 less the related unamortized deferred finance costs associated with the convertible debentures of $406,000 and the Unamortized debt discount associated with the convertible debentures of $3,160,000

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

May Davis Group, Inc. ("May Davis") filed a complaint in Supreme Court of the State of New York, County of New York on December 27, 2000, alleging a breach of the Placement Agency Agreement, dated as of June 12, 2000, by and between the Company and May Davis. May Davis seeks a placement agent fee of $90,000, representing 3% of the gross proceeds received by the Company in connection with the sale of certain convertible debentures to CALP II pursuant to that certain letter agreement dated October 30, 2000 between Thomson Kernaghan & Co., Ltd. ("Thomson Kernaghan") and the Company, a copy of which was filed with the SEC as Exhibit 10.11 to the Company's Annual Report on Form 10-KSB on November 14, 2000. Pursuant to the terms of the above-referenced letter agreement, Thomson Kernaghan has agreed to indemnify the Company (and its directors, officers, employees and affiliates) from any loss, cost, expenses or damages (including reasonable attorneys' fees and expenses) arising from this claim and is currently defending the Company against such claim.

There are no other currently pending material law suits or similar administrative proceedings and, to the best of our knowledge, there is presently no basis for any other suit or proceeding.

Item 2.  Changes in Securities and Use of Proceeds.

As partial consideration for the sale of the Company's webcast subsidiary, JAGfn, CALP II agreed to discharge the Company from all of its obligations in connection with approximately $4,348,000 principal amount outstanding of convertible debentures and to cancel, and discharge the Company from its obligations under, that certain warrant to purchase 3,000,000 shares of the Company's common stock issued to CALP II on October 30, 2000. CALP II continues to hold approximately $500,000 principal amount of convertible debentures and warrants to purchase 655,740 shares of the Company's common stock. In addition, the Equity Line of Credit Agreement between the Company and CALP II was terminated in connection with this transaction. A detailed description of the sale is disclosed in Item 5 of this Quarterly Report on Form 10-QSB.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 5, 2000, the Company mailed its Proxy Statement to shareholders in connection with its annual meeting which was held on December 27, 2000 at the Company's headquarters in New York City. The following directors were elected at the Annual Meeting: Gary Valinoti, Thomas J. Mazzarisi and Stephen J. Schoepfer. Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld, as to each nominee for election as a director and as to the ratification of the selection of J.H. Cohn LLP as the Company's independent accountants for 2001.

1. Election of three directors, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualified.

Name of Candidate                 FOR               WITHHELD
-----------------                 ---               --------
Gary Valinoti                  9,769,024             468,190
Thomas J. Mazzarisi            9,769,024             468,190
Stephen J. Schoepfer           9,769,024             468,190

2. Ratification of the selection of J.H. Cohn LLP as the Company's independent accountants for 2001.

FOR                       AGAINST               ABSTENTIONS
---                       -------               -----------
9,790,484                 413,030                  33,700

Item 5.  Other Information.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on February 2, 2001, pursuant to the terms and conditions of a Securities Purchase Agreement, dated as of February 1, 2001 (the "Securities Purchase Agreement"), by and among the Company, JAGfn and CALP II, a copy of which is attached hereto as Exhibit 10.15, the Company effected a sale of its 85% membership interest in JAGfn (the "Membership Interest") to CALP II. CALP II is an investor in the Company and has been the Company's primary source of financing since June 2000 when it entered into an Equity Line of Credit Agreement with the Company. The Equity Line of Credit Agreement was terminated in connection with this transaction.

As consideration for the purchase of the Membership Interest, CALP II delivered to the Company at the closing (i) $1,002,146.81 in immediately available funds and (ii) a non-interest bearing promissory note in the amount of $500,000 payable in full on February 22, 2001, which is secured by the Membership Interest. Such funds represented the amount required by the Company to pay its currently outstanding liabilities. This note was amended on February 22, 2001 to provide for a new maturity date of March 22, 2001 (the "Maturity Date"). A copy of the Amended and Restated Promissory Note was filed with the SEC on March 1, 2001. The Amended and Restated Secured Promissory Note bears interest at the rate of 8% per annum until the Maturity Date. With respect to any portion of the principal not paid by the Maturity Date, such amount shall bear interest at the rate of 12% per annum from and after the Maturity Date until paid.

In addition, CALP II agreed to discharge the Company from all of its obligations in connection with approximately $4,348,000 principal amount outstanding of convertible debentures (the "CALP II Debentures") and to cancel, and discharge the Company from its obligations under, that certain warrant to purchase 3,000,000 shares of the Company's common stock issued to CALP II on October 30, 2000. The Company was also granted a one-year option to purchase a ten percent membership interest in JAGfn exercisable at a price of $5,000,000.

Pursuant to the Securities Purchase Agreement, the Company agreed to contribute all intercompany indebtedness owed to it by JAGfn to the capital of JAGfn and, in consideration thereof, JAGfn agreed to assume the obligations of the Company under the CALP II Debentures and to issue to CALP II a five-year warrant to purchase a two percent membership interest in JAGfn.

The Company's key executive officers and directors, Messrs. Valinoti, Schoepfer and Mazzarisi, retained their 5% membership interests in JAGfn, but such interests ceased to be non-dilutable. Mr. Valinoti received an additional 2.5% membership interest pursuant to a subsequent transfer by CALP II. In connection with this transaction, CALP II also agreed to terminate the lock-up agreement relating to Mr. Valinoti's shares of common stock of the Company. CALP II subsequently transferred a 6% membership interest in JAGfn to Ashton Technology Group Inc., a Delaware corporation.

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

         4.5 Form of Stock Purchase Warrant issued in connection with June 2000 private placement. (5)

         4.6 Form of Stock Purchase Warrant issued in connection with May Davis Consulting Agreement, included in Exhibit 10.9. (7)

         4.7 Form of 8% Convertible Debenture issued in connection with October 2000 private placement. (9)

         4.8 Stock Purchase Warrant to acquire 3,000,000 shares of common stock issued to CALP II Limited Partnership as of October 30, 2000. (9)

         4.9 First Amendment, dated as of October 30, 2000, to 2000 8% Convertible Debenture, due June 12, 2003. (9)

         10.1     1999 Long Term Incentive Plan, as amended. (9)

         10.2 Agreement, dated as of March 14, 2000, by and between JagNotes.com Inc. and Strategic Growth International, Inc. (4)

         10.3 Consulting Agreement, dated as of March 15, 2000, by and between JagNotes.com Inc. and M.S. Farrell & Co., Inc. (4)

         10.4 Securities Purchase Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and CALP II Limited Partnership
                  (5)

         10.5 Equity Line of Credit Agreement, dated as of June 14, 2000, by and between JagNotes.com Inc. and CALP II Limited Partnership
                  (5)

         10.6 First Amendment, dated July 19, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000, between JagNotes.com Inc. and CALP II Limited Partnership. (7)

         10.7 Second Amendment, dated October 31, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000 (as amended), between JagNotes.com Inc. and CALP II Limited Partnership. (8)

         10.8 Placement Agency Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and Thomson Kernaghan and Company, Ltd. (5)

         10.9 Placement Agency Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and The May Davis Group, Inc. (5)

         10.10 Consulting Agreement, dated as of July 21, 2000, by and between JagNotes.com Inc. and The May Davis Group, Inc. (7)

         10.11 Letter Agreement, dated October 30, 2000, by and between JagNotes.com Inc. and Thomson Kernaghan & Co., Ltd. (8)

         10.12 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Thomas J. Mazzarisi. (9)

         10.13 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Stephen J. Schoepfer. (9)

         10.14 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Gary Valinoti. (9)

         99.1 Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc. (including Certificate of Correction related thereto) (2)

-------------------

(1) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 30, 1999.
(2) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 30, 1999.
(3) Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form SB-2 filed on October 26, 1999.
(4) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on June 16, 2000.
(5) Previously filed as an exhibit to our Current Report on Form 8-K filed on June 16, 2000.
(6) Previously filed as an exhibit to Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on June 22, 2000.
(7) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 25, 2000.
(8) Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 14, 2000.
(9) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 20, 2000.

 (b) (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 2, 2001 in connection with the sale of its webcast subsidiary, JAGfn Broadband LLC, to CALP II Limited Partnership. The Form 8-K included the following exhibits:

         Exhibit 10.15: Securities Purchase Agreement, dated as of February 1, 2001, by and among the Company, CALP II Limited Partnership and JAGfn Broadband LLC with the following exhibits attached thereto:

         o Exhibit A: Secured Promissory Note issued February 1, 2001 in the amount of U.S.$500,000 by CALP II Limited Partnership payable to the order of the Company.
         o Exhibit B: Option Agreement, dated February 1, 2001, between the CALP II Limited Partnership and the Company.
         o Exhibit C: Assignment, Assumption, Consent and Amendment Agreement, dated as of February 1, 2001, by and among the Company, JAGfn Broadband LLC and CALP II Limited Partnership.
         o Exhibit D: Warrant No. A-1, dated February 1, 2001, issued by JAGfn Broadband LLC to CALP II Limited Partnership.
         o Exhibit E: Amended and Restated Operating Agreement of JAGfn Broadband LLC dated as of January 2, 2001.
         o Exhibit F: Services Agreement, dated as of February 1, 2001, by and between the Company and JAGfn Broadband LLC.

         Exhibit 99.1: Press Release of the Company, dated February 2, 2001.

         (ii) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 1, 2001 in connection with the amendment of a $500,000 secured promissory note issued to the Company by CALP II Limited Partnership. The Form 8-K included the following exhibit:

         Exhibit 4.10: Amended and Restated Secured Promissory Note issued February 22, 2001 in the amount of U.S.$500,000 by CALP II Limited Partnership payable to the order of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 JAGNOTES.COM INC.


Date: March 19, 2001             By:  /s/ Gary Valinoti
                                    --------------------------------------------
                                    Name:  Gary Valinoti
                                    Title: President and Chief Executive Officer


Date: March 19, 2001             By:  /s/ Stephen R. Russo
                                    --------------------------------------------
                                    Name: Stephen R. Russo
                                    Title: Chief Financial Officer