Form 10QSB
period 2001-04-30
JAGNOTES COM
filed 2001-06-14
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For Quarterly Period Ended April 30, 2001.
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

                                 (646) 205-8300
                (Issuer's Telephone Number, Including Area Code)

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

                      Yes  X                        No __
                          ---

         As of May 30, 2001, the Registrant had 19,312,807 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                       JagNotes.com Inc. and Subsidiaries


                                                                                                                   PAGE
                                                                                                                   ----
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet at April 30, 2001 (Unaudited)                                    F-2

              Condensed Consolidated Statements of Operations
              Nine and Three Months Ended April 30, 2001 and 2000 (Unaudited)                                       F-3

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Nine Months Ended April 30, 2001 (Unaudited)                                                          F-4

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended April 30, 2001 and 2000 (Unaudited)                                                 F-5

              Notes to Condensed Consolidated Financial Statements                                                 F-6/15

Item 2.       Management's Discussion and Analysis or Plan of Operation




                                                                 * * *

                       JagNotes.com Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 April 30, 2001
                                   (Unaudited)


                                                         Assets

Current assets:
    Cash and cash equivalents                                                                                 $     144,313
    Accounts receivable                                                                                              59,250
    Other current assets                                                                                             23,872
                                                                                                               ------------
           Total current assets                                                                                     227,435

Equipment, net of accumulated depreciation of $67,306                                                               103,252
Capitalized web site development costs, net of accumulated
    amortization of $131,875                                                                                        395,625
Investments in other companies, at cost                                                                             500,000
Other assets                                                                                                         67,248
                                                                                                               ------------

           Total                                                                                               $  1,293,560
                                                                                                               ============


                                          Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                                                     $     178,226
    Deferred revenues                                                                                               183,290
                                                                                                               ------------
           Total liabilities                                                                                        361,516
                                                                                                               ------------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.00001 per share; 19,312,807
        shares issued and outstanding                                                                                   193
    Additional paid-in capital                                                                                   35,642,223
    Unearned compensation                                                                                        (1,468,396)
    Accumulated deficit                                                                                         (33,241,976)
                                                                                                               ------------
           Total stockholders' equity                                                                               932,044
                                                                                                               ------------

           Total                                                                                               $  1,293,560
                                                                                                               ============



See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
         Nine and Three Months Ended April 30, 2001 and 2000 (Unaudited)

                                                                 Nine Months                           Three Months
                                                               Ended April 30,                        Ended April 30,
                                                       -------------------------------       ------------------------------
                                                             2001             2000               2001              2000
                                                       --------------     ------------       -------------     ------------
Subscription revenues                                  $      743,833     $    831,875        $    134,344     $    204,179
                                                       --------------     ------------        ------------     ------------

Operating expenses:
    Cost of revenues                                        6,959,949        6,030,850             240,572        2,692,674
    Selling expenses                                          123,225        1,649,208              12,178          775,055
    General and administrative expenses                     7,752,655        2,908,875           1,321,987        1,231,178
                                                       --------------     ------------        ------------     ------------
        Totals                                             14,835,829       10,588,933           1,574,737        4,698,907
                                                       --------------     ------------        ------------     ------------

Loss from operations                                      (14,091,996)      (9,757,058)         (1,440,393)      (4,494,728)

Other income (expense):
    Other income                                               40,762                               22,355
    Interest income                                            13,111          128,268               2,771           30,064
    Interest expense                                       (1,526,811)                             (38,462)
    Gain on sale of subsidiary                                196,959                              196,959
                                                       --------------     ------------        ------------     ------------

Net loss                                               $  (15,367,975)    $ (9,628,790)       $ (1,256,770)    $ (4,464,664)
                                                       ==============     ============        ============     ============


Basic net loss per share                                        $(.89)           $(.68)              $(.07)           $(.31)
                                                                =====            =====               =====            =====


Basic weighted average common
    shares outstanding                                     17,354,565       14,217,666          19,312,807       14,605,439
                                                       ==============     ============        ============     ============









See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Stockholders' Equity
                        Nine Months Ended April 30, 2001
                                   (Unaudited)

                                            Common Stock
                                       ---------------------    Additional
                                        Number of                 Paid-in          Unearned     Accumulated
                                          Shares     Amount       Capital        Compensation      Deficit        Total
                                       ----------    ------     ----------       ------------   -------------  ------------
Balance, August 1, 2000                14,800,005    $ 148      $28,677,530      $(8,880,551)   $(17,874,001)  $  1,923,126

Sales of common stock pursuant
    to equity financing agreement,
    net of expenses of $116,670         1,135,850       11        1,049,989                                       1,050,000

Partial conversion of convertible
    debenture                           3,376,952       34        1,088,564                                       1,088,598

Effects of issuance of stock
    options in exchange for
    services                                                      1,908,370       (1,908,370)

Effects of issuance of beneficial
    conversion rights and warrants
    in connection with private
    placement of convertible
    debentures                                                    2,917,770                                       2,917,770

Amortization of unearned
    compensation                                                                   7,660,318                      7,660,318

Effects of sale of subsidiary                                                      1,660,207                      1,660,207

Net loss                                                                                         (15,367,975)   (15,367,975)
                                       ----------    ------     ----------       -----------    ------------   ------------

Balance, April 30, 2001                19,312,807    $ 193      $35,642,223      $(1,468,396)   $(33,241,976)  $    932,044
                                       ==========    =====      ===========      ===========    ============   ============







See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended April 30, 2001 and 2000
                                   (Unaudited)


                                                                                                2000                2001
                                                                                            -------------       ------------
Operating activities:
    Net loss                                                                                $(15,367,975)       $(9,628,790)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                                             104,785             15,519
        Amortization of capitalized web site development costs                                   155,624            185,648
        Amortization of unearned compensation                                                  7,660,318          3,721,903
        Gain on sale of subsidiary                                                              (196,959)
        Charges to interest expense for:
           Issuance of beneficial conversion rights                                              217,770
           Amortization of deferred financing costs and debt discount                          1,161,234
        Changes in operating assets and liabilities:
           Accounts receivable                                                                    (9,216)          (104,695)
           Other current assets                                                                  737,054           (452,725)
           Other assets                                                                          (89,789)          (100,000)
           Accounts payable and accrued expenses                                                 210,071             79,177
           Deferred revenues                                                                    (159,410)            22,366
           Noncurrent accrued interest payable                                                   144,771
                                                                                            ------------        -----------
               Net cash used in operating activities                                          (5,431,722)        (6,261,597)
                                                                                            ------------        -----------

Investing activities:
    Purchases of equipment                                                                      (268,575)          (143,132)
    Web site development costs capitalized                                                       (77,068)          (425,000)
    Proceeds from sale of subsidiary                                                           1,002,147
    Investment in other investment information provider                                                            (150,000)
    Escrow deposit for purchase of investment in
        software developer                                                                                         (262,248)
                                                                                            ------------        -----------
               Net cash provided by (used in) investing activities                               656,504           (980,380)
                                                                                            ------------        -----------

Financing activities:
    Payments of capital lease obligations                                                        (37,055)
    Proceeds from private placement of convertible debentures                                  3,400,000
    Costs paid in connection with private placement of
        convertible debentures                                                                  (300,000)
    Net proceeds from private placements of common stock                                       1,050,000          2,474,960
                                                                                            ------------        -----------
               Net cash provided by financing activities                                       4,112,945          2,474,960
                                                                                            ------------        -----------

Net decrease in cash and cash equivalents                                                       (662,273)        (4,767,017)
Cash and cash equivalents, beginning of period                                                   806,586          6,078,922
                                                                                            ------------        -----------

Cash and cash equivalents, end of period                                                    $    144,313        $ 1,311,905
                                                                                            ============        ===========

See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JagNotes.com Inc. ("JagNotes") and its subsidiaries as of April 30, 2001, their results of operations for the nine and three months ended April 30, 2001 and 2000, their changes in stockholders' equity for the nine months ended April 30, 2001 and their cash flows for the nine months ended April 30, 2001 and 2000. JagNotes, JagNotes.Euro.com Ltd. ("Euro") and JAGfn Broadband, L.L.C. ("JAGfn") are referred to together herein as the "Company." As further explained below, Euro is an inactive subsidiary and JAGfn is a former subsidiary of JagNotes. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2000 and for the years ended July 31, 2000 and 1999 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2000 that was previously filed with the SEC.

                The results of the Company's operations for the nine months ended April 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2001.

                As shown in the accompanying condensed consolidated financial statements, during the nine months ended April 30, 2001 and 2000, the Company only generated revenues of approximately $744,000 and $832,000, respectively; it incurred net losses of approximately $15,368,000 and $9,629,000, respectively; and it had cash flow deficiencies from operating activities of approximately $5,432,000 and $6,262,000. As a result, the Company had a working capital deficiency of approximately $134,000 and an accumulated deficit of approximately $33,242,000 as of April 30, 2001. In the absence of the mitigating factors set forth below, these matters would raise substantial doubt about the Company's ability to continue as a going concern.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):
                Through April 30, 2001, the Company's operations were comprised of gathering and compiling information from contacts at financial institutions and releasing such information to subscribers on a timely basis through facsimile transmissions and web sites. Through January 31, 2001, the Company's net losses and cash flow deficiencies from operating activities were primarily attributable to the activities of JAGfn, which provided "real time video and audio reports" related to developments in the financial markets to subscribers via the Company's web sites, and to the development of the Company's foreign operations. To reduce net losses and cash flow deficiencies, the Company terminated all of its foreign operations prior to January 31, 2001 and sold its majority interest in JAGfn on February 1, 2001. As further explained in
                Note 3 herein, the purchaser of JAGfn agreed to, among other things, (i) cancel the Company's obligation to repay the convertible debentures it had previously sold to the purchaser,
                (ii) assume substantially all of the Company's contractual obligations including those under lease, employment and consulting agreements and (iii) make a cash payment to the Company of approximately $1,002,000 which was used by the Company primarily to repay a substantial portion of its remaining current liabilities. By terminating the operations of Euro and selling JAGfn prior to or as of the beginning of the three months ended April 30, 2001, the Company had a net loss of approximately $1,257,000 for the three months ended April 30, 2001 compared to approximately $14,111,000 for the six months ended January 31, 2001. The net loss of approximately $1,257,000 for the three months ended April 30, 2001 included noncash charges for depreciation and amortization of approximately $898,000. The Company also reduced its working capital deficiency from approximately $746,000 as of January 31, 2001 to approximately $134,000 as of April 30, 2001.

                Management believes that the Company will generate sufficient revenues from its remaining facsimile transmission and web site operations to enable it to continue as a going concern through at least April 30, 2002. However, if the Company cannot generate sufficient revenues and/or obtain additional financing, if necessary, by that date, the Company may be forced thereafter to once again restructure, file for bankruptcy or entirely cease its operations.


Note 2 - Net earnings (loss) per share:
                The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants and the conversion of the

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Net earnings (loss) per share (continued):
                outstanding convertible debentures, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the convertible debentures had been added back to the numerator.

                Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss during the nine and three months ended April 30, 2001 and 2000 and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of the outstanding convertible debentures would have been anti-dilutive.


Note 3 - Disposition of JAGfn:
                On February 1, 2001, the Company sold its 85% interest in JAGfn to an investor (the "Investor") for consideration comprised primarily of (i) a payment of approximately $1,002,000 in cash, and (ii) an agreement to cancel the Company's obligation to repay a series of convertible debentures payable to the Investor and the accrued interest thereon. The Investor also agreed to, among other things, assume substantially all of the Company's contractual obligations including, but not limited to, those under lease, employment and consulting agreements; the cancellation of certain warrants to purchase shares of the Company's common stock; the cancellation of the Investor's agreement to provide the Company with equity financing (see Note 5 herein); and the issuance of an option to the Company for the purchase of a 10% membership interest in JAGfn for $5,000,000 at any time prior to January 31, 2002. The Company also agreed to cancel JAGfn's obligation to repay intercompany advances.

                The assets and liabilities of JAGfn as of January 31, 2001 are summarized below:

                    Current assets - prepaid expenses                                  $    225,000

                    Equipment, net                                                          567,343
                    Capitalized web site development costs, net                              64,224
                    Other assets                                                             96,793
                                                                                       ------------
                           Total assets                                                     953,360
                                                                                       ------------

                    Current liabilities:
                        Accounts payable and accrued expenses                              (341,044)
                        Current portion of capital lease obligations                        (47,186)
                        Intercompany advances                                            (4,553,373)
                                                                                       ------------
                           Total current liabilities                                     (4,941,603)

                    Capital lease obligations, net of current portion                       (20,743)
                                                                                       ------------
                           Total liabilities                                             (4,962,346)
                                                                                       ------------

                    Members' deficiency                                                $ (4,008,986)
                                                                                       ============

                The members' deficiency at January 31, 2001 was equivalent to JAGfn's operating loss and net loss from the inception of its operations on August 1, 2000 through January 31, 2001. JAGfn did not generate any revenues through January 31, 2001.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 3 - Disposition of JAGfn (continued):
                As a result of the sale, the Company recorded a gain during the three months ended April 30, 2001 of $196,959 as shown below:

                    Cash paid by purchaser                                             $  1,002,147
                    Net carrying value of cancelled convertible notes
                        payable to purchaser (A)                                          1,399,405
                    Members' deficiency of JAGfn                                          4,008,986
                                                                                       ------------
                           Total                                                          6,410,538
                                                                                       ------------

                    Less write-off of:
                        Intercompany advances                                             4,553,373
                        Unearned compensation (B)                                         1,660,206
                                                                                       ------------
                           Total                                                          6,213,579
                                                                                       ------------

                    Net gain                                                           $    196,959
                                                                                       ============

                    (A) As further explained in Note 6 in the 10-KSB, on June 12, 2000, the Company sold the Investor a convertible debenture (the "Debenture") that had an original principal balance of $2,500,000, was schedule to mature on June 12, 2003, bore interest at an annual rate of 8% and was cancelled concurrent with the sale of JAGfn. The Company received gross proceeds from the sale of $2,500,000.

                           As additional consideration in connection with the sale of the Debenture, the Company also issued a warrant to the Investor for the purchase of 428,571 shares of the Company's common stock at $1.75 per share that was scheduled to be exercisable through June 12, 2005 and was cancelled concurrent with the sale of JAGfn. The Company initially recorded debt discount and reduced the carrying value of the Debenture by $934,285 which represented the estimated fair value of the warrant at the date of issuance.

                           During the portion of the nine months ended April 30, 2001 prior to the sale of JAGfn and the cancellation of the Debenture on February 1, 2001, the Investor received 3,376,952 shares of the Company's common stock upon the conversion of a portion of the Debenture with an aggregate principal balance of $1,052,000 and a carrying value, net of debt discount, of $715,043 and the conversion of accrued interest of $36,598.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 3 - Disposition of JAGfn (continued):
                           As further explained in Note 11 in the 10-KSB, on October 20, 2000, Thomson Kernaghan ("TK"), a company related to the Investor, agreed to provide the Company with additional financing totaling $3,000,000 through weekly purchases of a total of six additional debentures (the "New Debentures") during the period from October 20, 2000 to December 1, 2000. Subsequently, TK assigned its rights and obligations to the Investor. Each of the six New Debentures the Investor purchased had a principal balance of $500,000, bore interest at an annual rate of 8%, was scheduled to mature three years from the date of its issuance and was cancelled concurrent with the sale of JAGfn.

                           As additional consideration in connection with the sales of all of the New Debentures, the Investor received a 10% fee for each New Debenture issued. The Company also agreed to issue a warrant to the Investor for the purchase of 3,000,000 shares of the Company's common stock at $1.25 per share that was scheduled to be exercisable through October 20, 2005 and was cancelled concurrent with the sale of JAGfn. The estimated fair value of the warrant was $3,450,000. Since the Company only received net proceeds from the sale of the New Debentures of $2,700,000 (which equaled the principal balance of the New Debentures net of the 10% fee paid to the Investor), it only recorded $2,700,000 of the estimated fair value of the warrant as debt discount which was to be amortized to interest expense over the related terms of the New Debentures. Accordingly, the Company had received net proceeds from the sale of New Debentures of $2,700,000 and had initially recorded an equivalent amount of debt discount.

                           In January 2001, the Investor purchased two additional convertible debentures (the "Additional Debentures") each of which had a principal balance of $200,000 and was cancelled concurrent with the sale of JAGfn. The fair value of the Company's common stock on the dates of issuance exceeded the adjusted conversion price for the Additional Debentures. Pursuant to interpretations issued by the Staff of the SEC, such excess constituted beneficial conversion rights which had a fair value (computed as explained in Note 6 in the 10-KSB) of $217,770. Since the Additional Debentures were convertible immediately upon issuance, the fair value of the beneficial conversion rights was charged to interest expense during the nine months ended April 30, 2001.

                           Amortization of debt issuance costs and debt discount applicable to the Debenture, the New Debentures and the Additional Debentures totaled $1,161,234 and $31,019 during the nine and three months ended April 30, 2001, respectively.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 3 - Disposition of JAGfn (concluded):
                           As of February 1, 2001, the date of their cancellation, the Debenture, the New Debentures and the Additional Debentures had an aggregate principal balance of $4,848,000 and a carrying value of $1,399,405, net of unamortized debt issuance costs of $405,626 and unamortized debt discount $3,176,142.

                    (B) This amount represented the balance as of January 31, 2001 of the unamortized unearned compensation associated with consulting and employment agreements assumed by JAGfn (see Note 5 herein).


Note 4 - Income taxes:
                As of April 30, 2001, the Company had net operating loss carryforwards of approximately $19,129,000 available to reduce future Federal taxable income which will expire from 2019 through 2022.

                As of April 30, 2001, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                        Deferred revenues, net                   $      50,000
                        Unearned compensation                        5,540,000
                        Net operating loss carryforwards             7,640,000
                                                                 -------------
                                                                   (13,230,000)
                        Less valuation allowance                   (13,230,000)
                                                                 -------------
                           Total                                 $           -
                                                                 =============

                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2001.

                The Company had also offset the potential benefits from its net deferred tax assets by equivalent valuation allowances during the year ended July 31, 2000. As a result of the increases in the valuation allowance of $6,137,000 and $3,843,000 during the nine months ended April 30, 2001 and 2000, respectively, and $482,400 and $1,783,400 during the three months ended April 30, 2001 and 2000, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 5 - Other issuances of common stock, warrants and stock options:
                Equity financing agreement:
                    As further explained in Note 11 in the 10-KSB, as of June 14, 2000, the Company entered into another financing agreement (the "Equity Financing Agreement") with the Investor pursuant to which the Company could have required the Investor to purchase shares of the Company's common stock from time to time at an aggregate purchase price of $10,000,000 and a price per share equal to 85% of the average of the five lowest closing bid prices for such shares on the 20 trading days preceding the date of each required purchase. The Company also agreed to issue to the Investor on each date on which the Investor advanced funds to the Company under the Equity Financing Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that were subject to the advance. The exercise price for these warrants was equal to 110% of the highest reported bid price of the Company's common stock for the five trading days preceding the date on which an advance was made to the Company by the Investor. In addition, the placement agents and their counsel were to be paid a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Financing Agreement. The Equity Financing Agreement was originally due to expire in December 2002. During the nine months ended April 30, 2001, the Investor paid a total of $1,166,670 pursuant to the Equity Financing Agreement for 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock and, as a result, the Company received proceeds of $1,050,000, net of $116,670 of placement fees.

                    The Equity Financing Agreement and the warrants to purchase 227,168 shares of common stock were cancelled concurrent with the sale of JAGfn to the Investor (see Note 3 herein).

                Warrants issued in connection with private placements:
                    As explained above and in Note 3 herein, warrants for the purchase of 227,168 shares of common stock issued to the Investor in connection with the sale of shares through private placements pursuant to the Equity Financing Agreement, a warrant for the purchase of 428,571 shares of common stock issued to the Investor in connection with the private placement of the Debenture and a warrant for the purchase of 3,000,000 shares of common stock issued to the Investor in connection with the private placement of the New Debentures were cancelled concurrent with the sale of JAGfn. As a result, the Company had warrants outstanding as of April 30, 2001 for the purchase of 553,130 shares of common stock at $14.00 per share through April 2001 that had been issued in connection with the private placement of units of common stock and warrants in 1999.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 5 - Other issuances of common stock, warrants and stock options
         (continued):
                Options, warrants and other equity instruments issued for services:
                    In addition to the warrants sold through private placements described above, the Company has issued, from time to time, stock options, warrants and/or shares of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 1 in the 10-KSB, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                    The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2000 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at April 30, 2001 and sets forth other related information:

                                                                                 Number            Range of
                                                                                of Shares       Exercise Prices
                                                                                ---------       ---------------
                         Options and warrants issued for services
                            outstanding, August 1, 2000 (A)                     4,874,500        $1.50 - $6.00
                         Options granted to employees, investment
                            analysts and commentators (B)                       3,409,000        $ .25 - $2.00
                         Warrants cancelled (C)                                  (250,000)               $2.00
                                                                                ---------

                         Options and warrants issued for services
                            outstanding, April 30, 2001 (D) (E)                 8,033,500        $ .25 - $6.00
                                                                                =========        =============

                         (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation. The balance of unearned compensation as of August 1, 2000 was $8,880,551.

                         (B) The cost of the options of $1,908,370, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation during the nine months ended April 30, 2001 as further explained below.

                         (C) These warrants were effectively cancelled as a result of the sale of JAGfn to the Investor.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 5 - Other issuances of common stock, warrants and stock options
        (continued):
                Options, warrants and other equity instruments issued for services (continued):
                         (D) These options and warrants also include options for the purchase of 5,191,500 shares granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which was approved by the Board of Directors on October 1, 1999. The Incentive Plan provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. As of April 30, 2001, the options for the purchase of all of the 5,191,500 shares remained outstanding.

                         (E) These options and warrants will expire at various dates from June 2005 through January 2011.

                    A total of $1,908,370 and $7,720,505 was charged to unearned compensation during the nine months ended April 30, 2001 and 2000, respectively, as a result of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above and/or in Note 9 in the 10-KSB. Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $7,660,318 and $3,721,903 was amortized during the nine months ended April 30, 2001 and 2000, respectively, and $813,683 and $1,520,305 was amortized during the three months ended April 30, 2001 and 2000, respectively. The unamortized balance of unearned compensation of $1,468,396 has been reflected as a component of stockholders' equity as of April 30, 2001.

                    Unearned compensation of $1,660,206 as of January 31, 2001 was attributable to compensation for employees of, and consulting, professional and other services provided to, JAGfn and, accordingly, that amount was charged against the proceeds from the sale of JAGfn on February 1, 2001 in connection with the determination of the gain from that sale, as explained in Note 3 herein.

                    The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the Black-Scholes option-pricing model. The fair values were determined during the nine months ended April 30, 2001 based on the following assumptions:

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

                Interests in JAGfn transferred to employees:
                    During the nine months ended April 30, 2001, the Company transferred a total of 15% of the membership interests in JAGfn to three of its executives pursuant to the terms of their employment contracts. Management believes that the fair value of the interests transferred was immaterial and, accordingly, the Company did not record any charges in connection with the transfers.

Item 2.           Management's Discussion and Analysis.

RESULTS OF OPERATIONS

Nine months ended April 30, 2001 as compared to the nine months ended April 30, 2000

Subscription revenue:

Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product " JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the nine months ended April 30, 2001 we were in the process of changing our focus to also include the retail investor by providing a variety of investment information including, but not limited to, the JAGNotes report through our web site. During the nine months ended April 30, 2001 subscription revenues decreased as compared to the nine months ended April 30, 2000 with total subscription revenues for the comparable periods of approximately $744,000 and $832,000, respectively. The decrease in our revenues can be attributed to two factors as follows: (i) during the nine month period ended April 30, 2000 we had an infomercial airing on television that provided us with a large temporary increase in subscribers, and
(ii) as more fully described below, during the latter part of fiscal year ended July 31, 2000 and continuing through the first six months of fiscal year ended July 31, 2001, we focused much of our efforts on the establishment of our real time streaming video programming through our web site.

As explained in previous filings, it was originally our intention to increase subscription revenues through international expansion and increased awareness of U.S. web site. In addition, with the establishment of JAGfn Broadband LLC. ("JAGfn") effective August 1, 2000 we focused much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would provide our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would be ancillary to our operations as a whole. During the six months ended January 31, 2001, we halted all of our international expansion plans, and had not received advertising income in connection with our real time streaming video programming. Accordingly, as more fully explained in the section entitled liquidity and capital resources below, we sold our interests in JAGfn effective February 1, 2001.

Cost of revenues:

Cost of revenues includes the cost to transmit our product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of our web site, payments to commentators and employees for their reports that are posted on our web site and broadcasted on our webcast and salaries associated with the production of our webcast. During the nine months ended April 30, 2001 cost of revenues increased by approximately $929,000 to approximately $6,960,000 from approximately $6,031,000 during the nine months ended April 30, 2000.

The primary causes for this increase were as follows:

   o An increase of approximately $2,488,000 for additional salaries incurred during the nine months ended April 30, 2001. Such additional salaries were incurred in connection with the production of the webcast. We paid cash for these expenses of approximately $2,182,000 and incurred approximately $306,000 of charges related to the amortization of unearned compensation, a non-cash charge.

   o A decrease of approximately $1,175,000 in costs for our commentators and consultants associated with our web site from approximately $5,124,000 during the nine months ended April 30, 2000 to approximately $3,949,000 during the nine months ended April 30, 2001. Such amounts included cash consideration of $1,265,000 and $1,774,000 and non-cash charges related to the amortization of unearned compensation of $2,684,000 and $3,350,000 during the nine months ended April 30, 2001 and 2000 respectively. Included in the cash and non-cash charges during the nine months ended April 30, 2001 were charges of $350,000 and $1,139,000, respectively, associated with the halting of our international expansion plans. The decrease in such costs is largely attributable to the expiration of consulting agreements entered into during fiscal year ended July 31, 2000 that were not renewed. In addition, we were relieved of substantially all of our obligations under consulting agreements as part of the sale of JAGfn effective February 1, 2001.

   o A decrease in costs associated with the development and maintenance of our web site of approximately $350,000 from approximately $705,000 during the nine months ended April 30, 2000 to approximately $355,000 during the nine months ended April 30, 2001. The decrease results from the fact that during the nine months ended April 30, 2000 we began the process of re-designing our web site in anticipation of our webcast.

Selling expense:

Selling expenses consist primarily of advertising and other promotional expenses. During the nine months ended April 30, 2001 selling expenses decreased approximately $1,526,000 to approximately $123,000 from its level of approximately $1,649,000 during the nine months ended April 30, 2000. The major components of this decrease are:

   o An approximate $1,105,000 decrease in advertising and promotional costs from approximately $1,153,000 during the nine months ended April 30, 2000 to approximately $48,000 during the nine months ended April 30, 2001. During the nine months ended April 30, 2000 we spent substantial amounts to promote the launch of our web site including the production and airing of an infomercial. Such costs were not repeated during the nine months ended April 30, 2001.

   o An approximate $416,000 decrease in business travel related expenses from $486,000 during the nine months ended April 30, 2000 to approximately $70,000 during the nine months ended April 30, 2001. During the nine months ended April 30, 2000 significant travel and trade show costs were incurred to promote our web site and to explore opportunities in other countries. Similar travel and trade show costs were not incurred during the nine months ended April 30, 2001.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $4,844,000 during the nine months ended April 30, 2001 to $7,753,000 from approximately $2,909,000 during the nine months ended April 30, 2000. The increase in general administrative expenses is primarily attributable to the following:

   o An increase of approximately $987,000 in rent expense from approximately $221,000 during the nine months ended April 30, 2000 to approximately $1,208,000. The increase in rent expense is attributable to the lease costs associated with our webcasting operations in New York City.

   o We incurred charges of approximately $4,482,000 during the nine months ended April 30, 2001 relating to the amortization of unearned compensation, a non-cash charge. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf.

   o A decrease in professional fees of approximately $493,000 from approximately $1,110,000 to approximately $617,000. The decrease results from significant attorneys' fees incurred during the nine months ended April 30, 2000 relating to filings with the Securities and Exchange Commission and other securities issues, establishing our U.K. operations and general corporate matters.

   o A decrease in payroll and payroll related expenses of approximately $181,000 from approximately $1,149,000 during the nine months ended April 30, 2000 to approximately $968,000 during the nine months ended April 30, 2001. The decrease results from the fact that during the nine months ended April 30, 2001 we allocated more salaries to cost of goods sold as more time was spent by employees in development of our webcast operations. In addition, commensurate with the sale of JAGfn on February 1, 2001 substantially all salaries were assumed by the purchaser of that business.

Other income:

During the nine months ended April 30, 2001 we received approximately $40,000 associated with "banner" advertisements placed on our web site and recognized a gain of approximately $197,000 relating to the sale of JAGfn.

Interest expense:

We incurred interest charges aggregating approximately $1,527,000 during the nine months ended April 30, 2000. These charges consist of the following related to convertible debentures as more thoroughly discussed within the section entitled "Liquidity and Capital Resources" below:

   o Approximately $1,161,000 related to the amortization of deferred finance costs and debt discount.

   o Approximately $218,000 of interest expense recorded as a result of beneficial conversion rights.

   o Approximately $148,000 of interest accrued on the outstanding principal portion of convertible debt.

Net loss:

As a result of the above, we incurred a net loss of approximately $15,368,000 for the nine months ended April 30, 2001 as compared to a net loss of approximately $9,629,000 for the nine months ended April 30, 2000.

RESULTS OF OPERATIONS

Three months ended April 30, 2001 as compared to the three months ended April 30, 2000

Subscription revenue:

Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 and continuing through the three months ended April 30, 2001 we were in the process of changing our focus to also include the retail investor by providing a variety of investment information including, but not limited to, the JAGNotes report through our web site. During the three months ended April 30, 2001 subscription revenues decreased as compared to the three months ended April 30, 2000 with total subscription revenues for the comparable periods of approximately $134,000 and $204,000 respectively. The decrease in our revenues can be attributed to two factors as follows: (i) during the nine month period ended April 30, 2000 we had an infomercial airing on television that provided us with a large temporary increase in subscribers, and (ii) the impact of a weaker stock market which may have caused a drop in Internet-based stock trading and related activities.

As explained in previous filings, it was originally our intention to increase subscription revenues through international expansion and increased awareness of our U.S. web site. In addition, with the establishment of JAGfn Broadband LLC ("JAGfn") effective August 1, 2000 we focused much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would provide our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would be ancillary to our operations as a whole. During the three months ended January 31, 2001, we halted all of our international expansion plans, and had not received advertising income in connection with our real time streaming video programming. Accordingly, as more fully explained in liquidity and capital resources, we sold our interests in JAGfn effective February 1, 2001.

Cost of revenues:

Cost of revenues includes the cost to transmit our product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of our web site, payments to commentators and employees for their reports that are posted on our web site and broadcasted on our webcast and salaries associated with the production of our webcast. During the three months ended April 30, 2001 cost of revenues decreased by approximately $2,452,000 to approximately $241,000 from approximately $2,693,000 during the three months ended April 30, 2000.

The primary causes for this decrease were as follows:

   o A decrease of approximately $2,049,000 in costs for our commentators and consultants associated with our web site from approximately $2,159,000 during the three months ended April 30, 2000 to approximately $110,000 during the three months ended April 30, 2001. Such amounts included cash consideration of $17,000 and $985,000 and non-cash charges related to the amortization of unearned compensation of $93,000 and $1,174,000 during the three months ended April 30, 2001 and 2000, respectively.

   o A decrease in costs associated with the development and maintenance of our web site of approximately $289,000 from approximately $451,000 during the three months ended April 30, 2000 to approximately $162,000 during the three months ended April 30, 2001. The decrease results from the fact that during the three months ended April 30, 2000 we began the process of re-designing our web site in anticipation of our webcast.

The remainder of the decrease can be attributed to our efforts to better contain costs as well as less costs for telephone and fax services as a result of our decline in subscriber base.

Selling expense:

Selling expenses consist primarily of advertising and other promotional expenses. During the three months ended April 30, 2001 selling expenses decreased approximately $763,000 to approximately $12,000 from its level of approximately $775,000 during the three months ended April 30, 2000. The major components of this decrease are:

   o An approximate $601,000 decrease in advertising and promotional costs from approximately $607,000 during the three months ended April 30, 2000 to approximately $6,000 during the three months ended April 30, 2001. During the three months ended April 30, 2000 we spent substantial amounts to promote the launch of our web site. Such costs were not repeated during the three months ended April 30, 2001.

   o An approximate $164,000 decrease in business travel related expenses from $171,000 during the three months ended April 30, 2000 to approximately $7,000 during the three months ended April 30, 2001. During the three months ended April 30, 2000 significant travel and trade show costs were incurred to promote our web site and to explore opportunities in other countries. Similar travel and trade show costs were not incurred during the three months ended April 30, 2001.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $91,000 during the three months ended April 30, 2001 to $1,322,000 from approximately $1,231,000 during the three months ended April 30, 2000. The increase in general administrative expenses is primarily attributable to the following:

   o We incurred charges of approximately $711,000 during the three months ended April 30, 2001 relating to the amortization of unearned compensation, a non-cash charge. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf.

   o An approximate $343,000 decrease in salaries during the three months ended April 30, 2001 from approximately $555,000 during the three months ended April 30, 2000 to approximately $212,000. The decrease is attributable to the fact that by virtue of the sale of JAGfn, a substantial portion of salaries were transferred to the purchaser.

   o An approximate $110,000 decrease in professional fees during the three months ended April 30, 2001 from approximately $368,000 during the three months ended April 30, 2000 to approximately $258,000. The decrease results from significant legal and accounting fees incurred during the three months ended April 30, 2000 in connection with securities issues and filings and general corporate matters.

The remainder of the decrease is attributable to our efforts to contain our expenses.

Interest expense:

We incurred interest charges aggregating approximately $38,000 during the three months ended April 30, 2001. These charges consist of the following related to convertible debentures as more thoroughly discussed within the section entitled "Liquidity and Capital Resources" below:

   o Approximately $31,000 related to the amortization of deferred finance costs and debt discount.

   o Approximately $7,000 of interest accrued on the outstanding principal portion of convertible debt.

Other income:

During the three months ended April 30, 2001 we received approximately $22,000 associated with "banner" advertisements placed on our web site and recognized a gain of approximately $197,000 relating to the sale of JAGfn.

Net loss:

As a result of the above, we incurred a net loss of approximately $1,257,000 for the three months ended April 30, 2001 as compared to a net loss of approximately $4,465,000 for the three months ended April 30, 2000.

Liquidity and Capital Resources

During the nine months ended April 30, 2001 and 2000, we only generated revenues of approximately $744,000 and $832,000 respectively; incurred net losses of approximately $15,368,000 and $9,629,000 respectively; and had cash flow deficiencies from operating activities of approximately $5,432,000 and $6,262,000 respectively. As a result, we had a working capital deficiency of approximately $134,000 and an accumulated deficit of approximately $33,242,000 as of April 30, 2001. In the absence of the mitigating factors set forth below, these matters would raise substantial doubt about our ability to continue as a going concern.

Through April 30, 2001, our operations were comprised of gathering and compiling information from contacts at financial institutions and releasing such information to subscribers on a timely basis through facsimile transmissions and web sites. The net losses and cash flow deficiencies from operating activities were primarily attributable to the activities of JAGfn, which provided "real time video and audio reports" related to developments in the financial markets to subscribers via our web site, and to the development of our foreign operations. To reduce net losses and cash flow deficiencies, we terminated all of our foreign operations during the six months ended January 31, 2001 and on February 1, 2001 sold our majority interest in JAGfn.

As further explained below, the purchaser of JAGfn (i) paid a portion of the total consideration in cash, (ii) agreed to cancel our obligations to repay substantially all of the convertible debentures previously sold to the purchaser and (iii) agreed to assume substantially all of our contractual obligations including, but not limited to our leases, employment and consulting agreements. By terminating our foreign operations and selling our interest in JAGfn prior to or as of the beginning of the three months ended April 30 ,2001 we had a net loss of approximately $1,257,000 for the three months ended April 30, 2001 compared to approximately $14,111,000 for the six months ended January 31, 2001. The net loss of approximately $1,257,000 or the three months ended April 30, 2001 included non-cash charges for depreciation and amortization of approximately $897,000. We also reduced our working capital deficiency from approximately $746,000 as of January 31, 2001 to approximately $134,000 as of April 30, 2001.

As a result, we believe that we will generate sufficient revenues from our remaining facsimile transmission and web site operations to enable us to continue as a going concern through at least April 30, 2002. However, if we cannot generate sufficient revenues and/or obtain additional financing, we may be forced thereafter to once again restructure, or file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $144,000 as of April 30, 2001 results primarily from a series of private placements that occurred from June 2000 through January 31, 2001 and the sale of JAGfn.

On June 12, 2000, we sold CALP II Limited Partnership ("CALP II") a convertible debenture that had a principal balance of $2,500,000, matured June 12, 2003 and bore interest at an annual rate of 8%. We received gross proceeds from the sale of $2,500,000. CALP II also received a five-year stock purchase warrant to purchase 428,571 shares of our common stock at a price of $1.75 per share. Placement agents and their counsel received a fee of 10% of the principal amount of the debenture as well as five-year stock purchase warrants to purchase 275,000 shares of our common stock at $2.00 per share. The aggregate fair value of the warrant issued to CALP II of $934,285 was recorded as a debt discount, and the fair value of the warrants issued to placement agents and their counsel of $599,500 plus cash of $285,000 was initially recorded as deferred finance costs. During the nine months ended April 30, 2001 CALP II converted $1,052,000 of principal (which had a carrying value net of debt discounts of approximately $715,000) and approximately $37,000 of accrued interest into 3,376,952 shares of common stock.

As of June 14, 2000, we entered into another financing agreement with CALP II pursuant to which we could have required CALP II to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. We also agreed to issue to CALP II on each date on which CALP II advanced funds to us under the Equity Line of Credit Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that are subject to the advance. The exercise price for these warrants was equal to 110% of the highest reported bid price of the our common stock for the five trading days preceding the date on which an advance was made to us by CALP II. In addition, the placement agents and their counsel received a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Line of Credit Agreement. During the nine months ended April 30, 2001, we issued 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock to CALP II and received proceeds of $1,050,000, net of placement fees of $116,670, pursuant to the Equity Financing Agreement. The warrants are exercisable at prices ranging from $1.21 to $1.94 per share through September 2005.

On October 20, 2000, Thomson Kernaghan & Co., Ltd. ("Thomson Kernaghan") agreed to provide us with additional financing totaling $3,000,000 through periodic purchases of a total of six additional debentures during the period from October 20, 2000 to December 1, 2000. Subsequently, Thomson Kernaghan assigned its rights and obligations to CALP II. Each of the six debentures had a principal balance of $500,000, bore interest at an annual rate of 8% and matured three years from the date of its issuance. As additional consideration in connection with the sale of the New Debentures, we paid a 10% fee to Thomson Kernaghan and we also issued a warrant to CALP II for the purchase of 3,000,000 shares of our common stock at $1.25 per share that was exercisable through October 20, 2005. The warrant issued to CALP II had an estimated fair value of $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123, of which $2,700,000 (which equals the principal balance of the debentures less the 10% fee paid to Thomson Kernaghan) was recorded as debt discount and/or deferred financing costs.

In January 2001, CALP II purchased two additional convertible debentures, each of which had a principal balance of $200,000. Since theses debentures were convertible immediately upon issuance, the fair value of beneficial conversion rights of $217,770 was charged to interest expense during the nine months ended April 30, 2001.

Our obligations to repay CALP II under the terms of the convertible debentures was discharged in connection with the sale of JAGfn. In addition, the terms of the Equity Line of Credit Agreement were cancelled as well.

Through April 30, 2001 we have entered into agreements with approximately eighty-five commentators, employees and other consultants expiring through December 2003. Through July 31, 1999 aggregate consideration paid under these agreements consisted of cash payments of $564,000, the issuance of 120,000 shares of common stock with a fair value of $1,460,000, the grant of options to purchase 235,000 shares of common stock at $2.00 per share with a fair value of $1,661,850 and the grant of options to purchase 100,000 shares of common stock at $16.25 per share with a fair value of $165,000. During the year ended July 31, 2000, we paid cash consideration of approximately $2,656,000 and granted options and warrants to purchase 4,282,500 shares of common stock at prices ranging from $1.50-$6.00 per share with a fair value of approximately $11,189,000 in connection with all our employment and consulting agreements. In addition, during the year ended July 31, 2000 pursuant to an amended consulting agreement, we cancelled options to purchase 100,000 shares of common stock at $16.25 per share and issued the consultant options to purchase 200,000 shares of common stock at $2.00 share with a fair value of $894,000. The fair value of the original options was $165,000. Accordingly, during the year ended July 31, 2000 we recorded additional unearned compensation of $729,000. During the nine months ended April 30, 2001 we paid aggregate cash consideration of approximately $1,265,000 pursuant to such contracts. In addition, during the nine months ended April 30, 2001 we granted options and warrants for the purchase of 3,409,000 shares of common stock at prices ranging from $.25 to $2.00 per share with a fair value of approximately $1,908,000 and recognized a charge for amortization of unearned compensation of approximately $7,660,000. The fair value of the options and warrants granted are computed in accordance with FASB-123 "Accounting for Stock Based Compensation." The unearned compensation will be amortized as a non-cash charge to operations on a straight-line basis over the life of the applicable agreements.

Pursuant to the terms of the purchase agreement for the sale of JAGfn, our obligations under substantially all of the above consulting and employment agreements were assumed by CALP II. As a result, unearned compensation of approximately $1,660,000 was charged against the sale of JAGfn.

During nine months ended April 30, 2001 we used approximately $5,432,000 in our operations. The major uses of this cash were to fund our net loss for the nine months ended April 30, 2001. In addition, during the nine months ended April 30, 2001 we incurred non-cash charges of approximately $7,660,000 related to the amortization of unearned compensation and approximately $1,379,000 of non-cash interest expense charges in connection with the convertible debentures.

During the nine months ended April 30, 2001 we received approximately $657,000 from investing activities. In connection with the sale of JAGfn we received cash proceeds of approximately $1,002,000. Such proceeds were offset by the use of cash for the purchase of equipment, construction of our real time video studios and additions to our web sites.

On February 1, 2001, we sold our 85% interest in JAGfn to CALP II for consideration comprised primarily of (i) a payment of approximately $1,002,000 in cash, (ii) an agreement to cancel our obligation to repay our obligations to CALP II under convertible debentures, and the accrued interest thereon. CALP II also agreed to, among other things, assume substantially all our contractual obligations including, but not limited to, our leases, employment and consulting agreements; the cancellation of warrants to purchase 3,905,740 shares of our common stock; the cancellation of the Equity Line of Credit agreement; and the issuance of an option to us for the purchase of a 10% membership interest in JAGfn for $5,000,000 at any time prior to April 30, 2002. We also agreed to cancel JAGfn's obligation to repay intercompany advances.

                The assets and liabilities of JAGfn as of January31, 2001 are summarized below:

                        Current assets-prepaid expenses                                        $   225,000

                        Equipment, net                                                             567,343
                        Capitalized web site development costs, net                                 64,224
                        Other assets                                                                96,793
                                                                                               -----------

                               Total assets                                                        953,360
                                                                                               -----------

                        Current liabilities:
                           Accounts payable and accrued expenses                                  (341,044)
                           Current portion of capital lease obligations                            (47,186)
                           Intercompany advances                                                (4,553,373)
                                                                                               -----------
                               Total current liabilities                                        (4,941,603)

                        Capital lease obligations, net of current portion                          (20,743)
                                                                                               -----------
                               Total liabilities                                                (4,962,346)
                                                                                               -----------

                        Members' deficiency (A)                                                $(4,008,986)
                                                                                               ===========


                        (A) The members' deficiency at January 31, 2001 is equivalent to JAGfn's operating loss and net loss from the inception of its operations on August 1, 2000 through January 31, 2001. JAGfn did not generate any revenues through January 31, 2001.

                As a result of the sale we recorded a gain during the three months ended April 30, 2001 of $196,959 as shown below:


                           Cash paid by purchaser                                              $ 1,002,147
                           Net carrying value of cancelled convertible notes
                               payable to purchaser (B)                                          1,399,405
                           Members' deficiency of JAGfn                                          4,008,986
                                                                                               -----------
                               Total                                                             6,410,538
                                                                                               -----------

                        Less write off
                           Intercompany advances                                               $ 4,553,373
                           Unearned compensation (A)                                             1,660,206
                                                                                               -----------
                                    Total                                                        6,213,579
                                                                                               -----------

                        Net gain                                                               $   196,959
                                                                                               ===========

                        (A) Represents the balance of unamortized unearned compensation associated with consulting and employment agreements assumed by JAGfn.

                        (B) Represents the principal balance of the convertible debentures of $4,848,000 and the accrued interest thereon of $133,173 less the related unamortized deferred finance costs associated with the convertible debentures of $405,626 and the Unamortized debt discount associated with the convertible debentures of $3,176,142

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings.

May Davis Group, Inc. ("May Davis") filed a complaint in Supreme Court of the State of New York, County of New York on December 27, 2000, alleging a breach of the Placement Agency Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and May Davis. May Davis seeks a placement agent fee of $90,000, representing 3% of the gross proceeds received by us in connection with the sale of certain convertible debentures to CALP II pursuant to that certain letter agreement dated October 30, 2000 between us and Thomson Kernaghan, a copy of which was filed with the SEC as Exhibit 10.11 to our Annual Report on Form 10-K on November 14, 2000. Pursuant to the terms of the above-referenced letter agreement, Thomson Kernaghan has agreed to indemnify us (and our directors, officers, employees and affiliates) from any loss, cost, expenses or damages (including reasonable attorneys' fees and expenses) arising from this claim.

There are no other currently pending material law suits or similar administrative proceedings and, to the best of our knowledge, there is presently no basis for any other suit or proceeding.

Item 2.       Changes in Securities and Use of Proceeds.

On April 6, 2001, we entered into a termination agreement (the "Termination Agreement") with CALP II and Thomson Kernaghan. Pursuant to the Termination Agreement, a copy of which was attached as Exhibit 10.16 to our Current Report on Form 8-K filed with the SEC on April 9, 2001, we released CALP II from its obligations, including payment of any and all accrued interest, under an amended and restated secured promissory note, dated February 22, 2001, in the amount of $500,000, a copy of which was previously filed by us as Exhibit 4.10 to our Current Report on Form 8-K filed with the SEC on February 22, 2001, in exchange for the termination of (i) a convertible debenture, dated December 1, 2000, issued by us to CALP II in the principal amount of $500,000, the form of which was previously filed by us as Exhibit 4.7 to our Quarterly Report on Form 10-QSB filed with the SEC on December 20, 2000, (ii) four warrants issued by us to CALP II to purchase an aggregate amount of 655,740 shares of our common stock and
(iii) one warrant issued by us to Thomson Kernaghan to purchase an aggregate amount of 250,000 shares of our common stock.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

Effective April 1, 2001, Stephen R. Russo resigned as our Chief Financial Officer. On such date, our Board of Directors accepted Mr. Russo's resignation and appointed Raymond Taylor as Chief Financial Officer of JagNotes.com Inc. to hold office at the pleasure of the Board of Directors.

Prior to becoming our Chief Financial Officer, Mr. Taylor was Vice President, Finance & Business Affairs of JagNotes since July 1999. Prior to joining JagNotes, Mr. Taylor held various finance-related positions, including, Chief Financial Officer of his own privately held company from 1987 to 1999, Controller of Worldwide Holdings Real Estate Partnership from 1986 to 1987, Senior Auditor of Kenneth Leventhal Company from 1983 to 1986, and Auditor of Murphy, Hauser, O'Conner and Quinn, CPA from 1981 to 1983. Mr. Taylor received a B.S. degree in accounting from Manhattan College.

Item 6.       Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         Exhibit
         Number   Description
         -------  -----------

         2.1 Agreement and Plan of Reorganization dated March 16, 1999 between Professional Perceptions, Inc. (now known as JagNotes.com Inc.); Harold Kaufman, Jr., an officer, director and principal stockholder thereof; NewJag, Inc.; and the stockholders of NewJag, Inc. (1)

         2.2 Agreement and Plan of Merger dated as of July 29, 1999 by and among JagNotes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation (2)

         3.1      Articles of Incorporation of Registrant, as amended (2)

         3.2      Bylaws of Registrant. (2)

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

         4.6 Form of Stock Purchase Warrant issued in connection with May Davis Consulting Agreement, included in Exhibit 10.9. (7)

         4.7 Form of 8% Convertible Debenture issued in connection with October 2000 private placement. (9)

         4.8 Stock Purchase Warrant to acquire 3,000,000 shares of common stock issued to CALP II Limited Partnership as of October 30, 2000. (9)

         4.9 First Amendment, dated as of October 30, 2000, to 2000 8% Convertible Debenture, due June 12, 2003. (9)

         4.10 Amended and Restated Secured Promissory Note issued February 22, 2001 in the amount of U.S.$500,000 by CALP II Limited Partnership payable to the order of the Registrant. (11)

        10.1      1999 Long Term Incentive Plan, as amended. (9)

        10.2 Agreement, dated as of March 14, 2000, by and between JagNotes.com Inc. and Strategic Growth International, Inc. (4)

        10.3 Consulting Agreement, dated as of March 15, 2000, by and between JagNotes.com Inc. and M.S. Farrell & Co., Inc. (4)

        10.4 Securities Purchase Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and CALP II Limited Partnership (5)

        10.5 Equity Line of Credit Agreement, dated as of June 14, 2000, by and between JagNotes.com Inc. and CALP II Limited Partnership
                  (5)

        10.6 First Amendment, dated July 19, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000, between JagNotes.com Inc. and CALP II Limited Partnership. (7)

        10.7 Second Amendment, dated October 31, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000 (as amended), between JagNotes.com Inc. and CALP II Limited Partnership. (8)

        10.8 Placement Agency Agreement, dated as of June 12, 2000, by and between JagNotes.com Inc. and Thomson Kernaghan and Co.,
                  Ltd. (5)

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

        10.11 Letter Agreement, dated October 30, 2000, by and between JagNotes.com Inc. and Thomson Kernaghan & Co., Ltd. (8)

        10.12 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Thomas J. Mazzarisi. (9)

        10.13 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Stephen J. Schoepfer. (9)

        10.14 Employment Agreement, dated as of December 14, 2000, by and between JagNotes.com Inc. and Gary Valinoti. (9)

        10.15 Securities Purchase Agreement, dated as of February 1, 2001, by and among the Registrant, CALP II Limited Partnership and JAGfn Broadband LLC (10)

        10.16 Termination Agreement, dated April 6, 2001, by and among the Registrant, CALP II Limited Partnership and Thomson Kernaghan & Co. Ltd. (12)

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

(5) Previously filed as an exhibit to our Current Report on Form 8-K filed on June 16, 2000.
(6) Previously filed as an exhibit to Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on June 22, 2000.
(7) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 25, 2000.
(8) Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 14, 2000.
(9) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 20, 2000.
(10) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 2, 2001.
(11) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 1, 2001.
(12) Previously filed as an exhibit to our Current Report on Form 8-K filed on April 9, 2001.

(b) (i) The Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 2, 2001 in connection with the sale of its webcast subsidiary, JAGfn Broadband LLC, to CALP II Limited Partnership. The Form 8-K included the following exhibits:

         Exhibit 10.15: Securities Purchase Agreement, dated as of February 1, 2001, by and among the Registrant, CALP II Limited Partnership and JAGfn Broadband LLC with the following exhibits attached thereto:

         o Exhibit A: Secured Promissory Note issued February 1, 2001 in the amount of U.S.$500,000 by CALP II Limited Partnership payable to the order of the Registrant.
         o Exhibit B: Option Agreement, dated February 1, 2001, between the CALP II Limited Partnership and the Registrant.
         o Exhibit C: Assignment, Assumption, Consent and Amendment Agreement, dated as of February 1, 2001, by and among the Registrant, JAGfn Broadband LLC and CALP II Limited Partnership.
         o Exhibit D: Warrant No. A-1, dated February 1, 2001, issued by JAGfn Broadband LLC to CALP II Limited Partnership.
         o Exhibit E: Amended and Restated Operating Agreement of JAGfn Broadband LLC dated as of January 2, 2001.
         o Exhibit F: Services Agreement, dated as of February 1, 2001, by and between the Registrant and JAGfn Broadband LLC.

         Exhibit 99.1:  Press Release of the Registrant, dated February 2, 2001.

         (ii) The Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 1, 2001 in connection with the amendment of a $500,000 secured promissory note issued to the Registrant by CALP II Limited Partnership. The Form 8-K included the following exhibit:

         Exhibit 4.10: Amended and Restated Secured Promissory Note issued February 22, 2001 in the amount of U.S.$500,000 by CALP II Limited Partnership payable to the order of the Registrant.

         (iii) The Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 9, 2001 in connection with a termination agreement entered into with CALP II Limited Partnership and Thomson Kernaghan & Co., Ltd. Pursuant to which the Registrant released CALP II from its obligations under that certain amended and restated secured promissory note, dated February 22, 2001, in the amount of $500,000 in exchange for the termination of various outstanding convertible debentures and warrants. The Form 8-K included the following exhibit:

         Exhibit 10.16: Termination Agreement, dated as of March 22, 2001, by and among the Registrant, CALP II Limited Partnership and Thomson Kernaghan & Co. Ltd.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JAGNOTES.COM INC.


Date: June 14, 2001             By: /s/ Gary Valinoti
                                    ---------------------------------------
                                    Name:  Gary Valinoti
                                    Title: President and Chief Executive Officer


Date: June 14, 2001             By: /s/ Raymond Taylor
                                    ---------------------------------------
                                    Name:  Raymond Taylor
                                    Title: Chief Financial Officer