Form 10KSB
period 2001-07-31
JAGNOTES COM
filed 2001-10-24
CIK 1089029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                  FORM 10-KSB
                                   (Mark One)
|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2001

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    ---------------

                        Commission File Number   000-28761
                                               --------------
                               JagNotes.com Inc.
             (Exact name of Registrant as Specified in Its Charter)

               Nevada                                     88-0380546
    (State or Other Jurisdiction                       (I.R.S. Employer
       of Incorporation)                               Identification No.)

       6865 S.W. 18th Street, Suite B-13
              Boca Raton, Florida                     33433
   (Address of Principal Executive Offices)        (Zip Code)

                                 (561) 393-0605
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on which Registered
      None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0. 00001 par value
                                (Title of Class)

                                 --------------

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenue for the fiscal year ended July 31, 2001 was approximately $1,001,000.

         The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the Common Stock on October 22, 2001 as reported on the OTC Bulletin Board, was approximately $1,418,014.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at October 22, 2001
                  -----                        ---------------------------------
Common Stock, par value $0.00001 per share                21,815,598


                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

                                JAGNOTES.COM INC.
                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I ...............................................................      3
ITEM 1.  DESCRIPTION OF BUSINESS .....................................      3
Item 2.  DESCRIPTION OF Properties ...................................     20
ITEM 3.  LEGAL PROCEEDINGS ...........................................     20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........     20

PART II ..............................................................     21
ITEM 5.  MARKET FOR THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...............     21
ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION ...............................     25
Item 7.  FINANCIAL STATEMENTS ........................................     34
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..........     35

PART III .............................................................     36
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........     36
ITEM 10. EXECUTIVE COMPENSATION ......................................     38
ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT ............................     44
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............     45
ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K ......................     45

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

Overview of Our Business

         We have been providing financial and investment information within the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our U.S. web site. At www.jagnotes.com, we offer timely financial data and reports and commentary from the financial community.

         From 1989 to 1992, we operated as an unincorporated business entity. In 1992, we incorporated in the State of New Jersey as New Jag, Inc. On December 14, 1993, JagNotes, Inc. merged with and into us, and we changed our name to JagNotes, Inc. We operated as JagNotes, Inc. until March 1999 when we were acquired by Professional Perceptions, Inc., a Nevada corporation, which subsequently changed its name to JagNotes.com, Inc. JagNotes, Inc. remained a wholly-owned subsidiary of JagNotes.com, Inc. until August 16, 1999 when it merged with and into JagNotes.com Inc.

         Until recently, we targeted only a limited audience of financial professionals and we did not engage in organized sales and marketing efforts. As discussed in more detail below, in 1999 we decided to change our focus by expanding onto the Internet and targeting retail subscribers with the hope of expanding our subscriber base and our business. In September 2000 we started an advertiser-based financial webcast which we sold on February 1, 2001 as we were unable to continue to fund its operating losses.

         Our web site currently consists of free and subscription-based portions. The free portion provides users with access to market commentary and selected financial data. The subscription-based portion provides more timely reports, including breaking news and potentially market moving information. We currently derive our revenues primarily from the sale of subscriptions.

         We are a Nevada corporation. Our address is 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433, and our telephone number is 561-393-0605.

Our Industry Generally

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

         The first Internet-based trading systems were introduced in 1995. Since that time, online trading has increased dramatically. According to a January 2001 estimate, there were 7.8 million individuals trading online, making 807,000 trades per day. As of January 2001, there were over 200 broker-dealers providing retail investors with the ability to trade online. (See Securities and Exchange Commission, Office of Compliance Inspections and Examinations: Examinations of Broker-Dealers Offering Online Trading: Summary of Findings and Recommendations (January 25, 2001). In an article posted on Web Finance on April 2, 2001, Jerry Minkoff noted that there had been "a 6% growth in online trading households in the past six months compared to a 22% growth in the preceding six-month period." According to Minkoff, "New investors are shying away at this time but Internet usage has increased by 30%, leaving a potential online investing pool available for acquisition." (See Jerry Minkoff, Online Brokerages Struggle as Market Indexes Sag, Web Finance (April 2, 2001). However, a recent J.D. Power survey, dated March 27, 2001, indicates that the "online trading population has declined by approximately 20 percent." (See J.D. Power and Associates Reports, Online Brokerage Firms Continue to Have a Strong Hold on Current Investment Pool; Study Shows Many Online Investors Plan to Maintain, or Increase Trading Volume (March 27, 2001)).


Our Products

         We have been providing financial and investment information within the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our U.S. web site. At www.jagnotes.com, we offer timely financial data and reports and commentary from the financial community.

         Our web site currently consists of free and subscription-based portions.

         On the free portion of our site, we offer commentaries from experienced journalists, money managers, analysts and other Wall Street professionals as well as selected financial data targeted at the active investor and trader.

         The commentary on our web site is provided by experienced journalists, money managers, analysts and other Wall Street professionals. Their reports range from analysis of individual stocks and industry sector performance to analysis of broad market and economic matters. In many cases our commentators also provide and analyze technical financial and market data. We select our commentators to offer our subscribers a broad range of analysis to appeal to a broad range of investment and trading styles. The topics of these commentaries vary daily. Although we have no set criteria for choosing our commentators, we look for individuals who:

         o are well respected by members of the Wall Street community, including traders, economists, investment bankers and other institutional investors; and

         o have experience either as a journalist, money manager or financial analyst and/or have an educational background in business, finance or economics.

     Various commentaries are updated pursuant to a schedule set forth on our web site while others are posted from time to time.

         As of the date of this annual report on Form 10-KSB, JagNotes.com has more than 25 commentators who provide technical analysis and commentary for our web site.

         On our subscription-based portion of our web site, we offer our subscribers two targeted products:

         JAGNotes Upgrade/Downgrade Report - The JAGNotes upgrade/downgrade report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Each morning we gather this information, then compile and release it in a concise, easy to read format before the markets open. We believe that this early, convenient access to potentially market moving information gives our subscribers access to some of the information traditionally available when the market opens to institutional investors, professional traders and high net worth individuals. This report is updated from time to time during the trading day.

         The JagNotes Rumor Report - Because rumors can move equities, we have established the "Rumor Room" where we post rumors about various stocks that have been heard on the street. When we hear rumors, we post the information in the Rumor Report and indicate the date and time of the rumor. We also attempt to contact the company or companies involved in the rumors for a comment and post the results of this inquiry with the rumor. While we realize that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of our site, we believe that every trader and investor - large and small - should have access to this information to determine its usefulness. The JAGfn Rumor Report is available to our subscribers and updated throughout the day.

         These two products are accessible only to paid subscribers. Subscriptions are offered at the rate of $9.95 per month, or $99.95 per year. We have offered free trial subscriptions at times in the past and may do so in the future.

         We also maintain our original JAGNotes fax-based service for a limited number of mostly institutional subscribers. Through this service, we provide these subscribers faxed copies of our daily JAGNotes upgrade/downgrade report, which is updated two or three times every weekday morning before the stock market opens. We also allow these subscribers access to our Internet-based information by providing them with a specified number of access codes. The price for this combined service is approximately $1,500 to $2,000 per year.

         The content of our web site contains all of the information provided in the faxed reports as well as the Rumor Report and commentaries described above and other product offerings which do not appear in our faxed reports.

         We intend to continue providing our combined fax/Internet service in the future primarily to institutional subscribers. We believe that some financial institutions are willing to pay a higher price for this combined service because they consider a faxed report to be a more efficient means of receiving the information or because their employees do not have direct Internet access.

Advertising Revenue

         While we expect the primary source of our revenue from our current web site to be subscriptions, we may supplement this with advertising revenue. Such revenues have, however, not been meaningful to date and we would not expect such revenues to become material until (i) there is a major upturn in Internet banner advertising generally and (ii) we are able to offer advertisers various rich media advertising alternatives to banners.

Our Business Strategy

         Our goal is to position JagNotes as a leading Internet-based provider of fast breaking financial news and information. In time, we hope that JagNotes will become an important information resource for institutional investors and the general public alike.

         The success of our business depends on our ability to obtain the requisite financing and be able to:

         o        expand our subscriber base in the United States;

         o        pursue acquisitions and strategic alliances; and

         o        control costs to correspond with subscription revenues.

         We plan to continue to service the institutional segment of our business, but we recognize that retail subscribers and viewers represent our largest potential market and are the key to our development. We will use an integrated marketing model to attract new subscribers and, to the extent funding permits, will employ a mix of communications media to increase name awareness in the retail market and increase visits by potential subscribers with a view to ultimately generating new subscribers.

         o Expand Subscriber Base. Some avenues that we are exploring to attract new subscribers include:

                  o Introducing limited on-demand and live streaming audio and video programming as our financing permits;

                  o        Offering free trial subscriptions;

                  o        Traditional public relations;

                  o Using our good reputation among financial professionals to attract new subscribers to our web site;

                  o Offering products tailored to the needs of institutional subscribers such as JAGNotes and Rumor pages delivered to company intranets and featuring company branding;

                  o Pursuing distribution arrangements with third party information providers that service financial institutions and individual investors; and

                  o Pursuing strategic alliances with, or acquisition of, existing web-based information providers and other media companies.

         o Pursue Strategic Alliances. We believe that we can effectively grow our business by pursuing strategic affiliations, partnerships, joint ventures or other relationships with strategic partners. We are currently pursuing alliances with investment firms, online brokerage houses, market news providers, webcasting services and web portals in an effort to obtain additional content, expand our name recognition and increase our subscriber base.

         o Curtail Costs. We have recently sold our webcasting business to reduce our cash flow requirements. In addition, we have discontinued various commentators in order to save costs where we concluded that the cost was not justified by our subscribers' interest. We will continue to look for more cost cutting opportunities where consistent with our business strategy of attracting more subscribers.

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

         Note: These are our strategies, goals and targets. We believe in them, but we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. In addition we are dependent on having sufficient cash to carry out our strategy. Alternatively, we may have to continue to reduce services to a level subscribers may not find valuable. Please read "Risk Factors" beginning on page 8 before making any investment decision.

Competition

         Providing financial information and analysis over the Internet is a relatively new business, but it is already intensely competitive. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff. In addition, cable television is an increasingly important source of competition.

         We provide a variety of categories of information to our subscribers, including daily financial news, technical analysis of stock activity and selected financial data of corporations. Each of these components of our business competes to a different degree with the following information sources:

         o Online financial news and information providers including Yahoo Finance, CBSMarketwatch.com, TheStreet.com, Briefing.com, America Online Personal Finance Channel, WebFN.com, Reuters PLC and MotleyFool.com;

         o Internet portals and search engines such as America Online, MSN and Yahoo;

         o Traditional media sources such as The Wall Street Journal, The Financial Times, Barrons, CNNfn, and CNBC, all of whom also have an Internet presence;

         o Webcasts of financial news, including Yahoo Finance Vision and WebFN;

         o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

         o        Online brokerage firms such as E*Trade, Charles Schwab or CSFB
                  Direct.

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

         In order for us to successfully compete in this business, we will need to reliably provide valuable services at a competitive price to a large subscriber base. We believe that a successful implementation of our business strategy will allow us to do so and to compete successfully as a leading financial and investment information provider.

Recent Developments


Sale of Broadband Subsidiary.

         Pursuant to the terms and conditions of a Securities Purchase Agreement, dated as of February 1, 2001, by and among us, JAGfn Broadband LLC and CALP II Limited Partnership, we effected a sale of our 85% membership interest in our webcast subsidiary JAGfn to CALP II. As of the date of the sale CALP II had been our primary source of financing since June 2000 when it entered into an equity line of credit agreement with us. The equity line of credit agreement was terminated in connection with this transaction.

         As consideration for the purchase of the membership interest in JAGfn, CALP II delivered to us at the closing $1,002,146.81 in immediately available funds and a non-interest bearing promissory note in the amount of $500,000 payable in full on February 22, 2001, which is secured by the membership interest. This note was subsequently amended and then canceled (See Termination of Indebtedness below). Such $1,500,000 represented the amount we required in order to pay our outstanding current liabilities as of February 1, 2001. In addition, CALP II agreed to discharge us from all of our obligations in connection with $4,350,000 principal amount outstanding of convertible debentures and to cancel, and discharge us from our obligations under, that certain warrant to purchase 3,000,000 shares of our common stock issued to CALP II on October 30, 2000. We were also granted a one-year option to purchase a ten percent membership interest in JAGfn exercisable at a price of $5,000,000.

         Pursuant to the Securities Purchase Agreement, we agreed to contribute all intercompany indebtedness owed to us by JAGfn to the capital of JAGfn. JAGfn agreed to assume our obligations under certain debentures and to issue to CALP II a five-year warrant to purchase a two percent membership interest in JAGfn. JAGfn also agreed to assume our on-going liabilities under our lease and other agreements related to our webcast activities.

         Our key executive officers and directors, Messrs. Valinoti, Schoepfer and Mazzarisi, retained their 5% membership interests in JAGfn, but such interests are no longer non-dilutable. Mr. Valinoti received an additional 2.5% membership interest pursuant to a subsequent transfer by CALP II. In connection with this transaction, CALP II also agreed to terminate the lock-up agreement relating to Mr. Valinoti's shares of JagNotes common stock.

         Following the closing of this transaction, JAGfn was reincorporated as a wholly owned subsidiary of Financial Broadband Holdings, Inc., a Delaware corporation.

Termination of Certain Indebtedness.

         On April 6, 2001, we entered into a termination agreement with CALP II and Thomson Kernaghan & Co., Ltd. Pursuant to the Termination Agreement, we released CALP II from its obligations, including payment of accrued interest, under an amended and restated secured promissory note, dated February 22, 2001, in the amount of $500,000 in exchange for the termination of (i) a convertible debenture, dated December 1, 2000, issued by us to CALP II in the principal amount of $500,000, (ii) four warrants issued by us to CALP II to purchase an aggregate amount of 661,740 shares of our common stock and (iii) one warrant issued by the us to Thomson Kernaghan to purchase an aggregate amount of 250,000 shares of our common stock.

Appointment of New Chief Financial Officer.

         Effective April 1, 2001, Stephen R. Russo resigned as our Chief Financial Officer. On such date, the Board of Directors accepted Mr. Russo's resignation and appointed Raymond Taylor as Chief Financial Officer of JagNotes to hold office at the pleasure of the Board of Directors.

Equity Line of Credit.

         On August 17, 2001, we entered into an agreement with Cornell Capital Partners, L.P. for a $10 million equity line pursuant to which we will be able to sell our shares of common stock to Cornell Capital from time to time over a 36-month period.

         The purpose of the offering is to provide general working capital for JagNotes, including working capital which might be required by virtue of our strategic plan.

Web Site Technical Information

         We lease two web servers, which are the computer systems on which all content for our web site is maintained and through which we operate that web site. Our U.S. servers are maintained by Woodbourne Solutions and are located in their facility in Germantown, Maryland. Our two back-up servers are maintained by Above.net and PC Communications and are located in San Jose, California and Jersey City, New Jersey.

         Our web site was redesigned in July 2000 by Zero-G at a cost of approximately $500,000. Subsequent redesigns have been handled internally and by John Fendrick, a technical consultant to JagNotes.

Employees


         As of October 22, 2001, we had 18 employees. As of that date, we had entered into employment agreements with three of our employees, each of whom is an officer and director of JagNotes.

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

         As of July 31, 2001 we had incurred losses to date of approximately $34,539,000. We may never achieve profitability. We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs. We are not able to estimate when, if ever, our revenues will increase sufficiently to cover these costs. Internet users have only been attracted to subscription sites in limited areas. Our subscription revenues have recently fluctuated but are below the level of a year ago. We will continue to incur significant losses for the foreseeable future and cannot assure you that our revenue will grow in the future or that additional financing will be made available to us. Recently, many dot-com companies have found it difficult to raise funds, and a number of such companies have gone bankrupt. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock.


We will require additional funds to meet our cash operating expenses.


         We will require more capital to meet our current operating expenses. Since February 1, 2001, our former webcast subsidiary, Financial Broadband Network, Inc., has shared facilities and administrative costs with us, helping to reduce such costs by as much as 90%. Financial Broadband Network has a limited operating history and has never achieved profitability. If Financial Broadband Network is unsuccessful in achieving profitability and as a result is no longer able to provide these services to us, our costs would increase and our business could suffer.

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

         We will require more capital to achieve our current business strategy. As we require additional funds to sustain our operations as well as the expansion of our business we will have to seek additional equity or other financing. Such financing is very difficult to achieve under current market conditions and may not be available. Even if it is, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

         We cannot guarantee that we will be able to obtain additional financing as we need it. When our operations require additional financing, if we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock.

We recently have been forced to discontinue various commentators and curtail certain services which may cause us to lose subscribers.

         In order to attempt to reduce costs to a level commensurate with our subscription revenues, we have been forced to discontinue various well known commentators and curtail our international and other expansion plans. Accordingly, we run the risk that existing and potential subscribers may not find the site valuable.

We rely on relationships with third parties for necessary administrative services that may not continue in the future.

         We have entered into a short-term services agreement with Financial Broadband Network, Inc., the successor to our former webcast subsidiary, JAGfn, for shared facilities and administrative services which help reduce our costs. In addition to providing us with office space at its Chelsea studio location in New York City, Financial Broadband Network also provides technical support for our web site as well as bookkeeping, telephone and fax services. Financial Broadband Network has a limited operating history and has never achieved profitability. If Financial Broadband Network is unsuccessful in achieving profitability and as a result is no longer able to provide these services to us, our costs would increase and our business could suffer.

We may not be able to adequately expand our subscriber base because many of our competitors offer free financial information.

         We must expand our subscriber base to be successful. Our subscriber base has grown more slowly than anticipated. Although our subscription revenues have recently fluctuated but are below the level they were at a year ago. Although we are still attempting to expand our subscriber base, our efforts may be ineffective, our competitors may be more successful than we are in attracting customers, or the number of Internet users seeking or willing to pay for financial information may not increase or may decrease. Any of these would adversely affect us. Moreover, many of our competitors offer financial information for free and are likely to continue to do so at an increasing rate. Our current and potential subscribers may be unwilling to pay for our service if they feel they can receive comparable information for free. Because there is currently limited potential for Internet banner advertising revenues, if we cannot expand our subscriber base, we will have little, if any, financial success.

Many of our commentators may have competing web sites.

         Most of our commentators have their own web sites on which they provide financial information. Specifically, Elaine Garzarelli, James Canton and Mark

Leibovit all currently have competing web sites, and most of the commentators offer free financial information and commentary on their web sites. If current or potential future subscribers were to turn to these sites for financial information in lieu of jagnotes.com, our business and financial condition could be adversely affected.

We may not be successful at building brand awareness or building strategic relationships.

         Our growth and success depends in part on our ability to build awareness of the JagNotes name. The JagNotes name has only limited recognition within the financial community and little if any recognition among the general public. We do not allocate any of our working capital to marketing and advertising but rather rely solely upon strategic alliances to increase our name recognition. Our ability to build our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase that name recognition. We cannot guarantee that we will be successful in doing so.

We may experience difficulties in developing new and enhanced services and features for our web site.

         We believe that our web site will be more attractive to subscribers if we introduce additional or enhanced services in the future in order to retain our current users and attract new users. Our first attempt to introduce streaming audio and video was not financially successful and the business was sold. We are considering various new enhanced services for our web site, subject to adequate financing being available.

         If we introduce enhanced service that is not favorably received, our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

         We may also experience difficulties that could delay or prevent us from introducing new enhanced services. Such difficulties may include the lack of financing to implement or continue new services. We may also encounter technological problems in enhancing our web sites. We may need to modify significantly the design of these services on our web sites. Our business could be adversely affected if we experience difficulties in introducing or maintaining new services, if these new services are not accepted by users or if their cost exceeds the revenue they generate.

We may not successfully attract or manage strategic alliances.

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

         Parties may assert claims against us that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. Parties could also bring libel, defamation or similar claims based on the content published on our web sites. Much of the content on our web sites comes from third parties, so to protect ourselves against such claims, our license agreements with third party content providers generally require that the content providers defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed content they have provided infringes on any proprietary right. While we endeavor to have commentators defend, indemnify and hold us harmless with respect to any third party claim for libel or defamation in connection with our commentators' work product, commentators do not often agree to provide us with such protection. Even where we are successful in making commentators agree to provide us such protections, we cannot assure you that these measures will be adequate to protect us from such claims. Any such claims, whether meritorious or not, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

Failure to maintain our reputation for trustworthiness may reduce the number of our users, which may harm our business.

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

         We depend on our president's and other key employees' contacts within the professional financial community for certain information that we provide to our subscribers. Accordingly, our success will be largely dependent on our ability to retain our president and other key personnel. We may also need to attract and retain additional qualified managers, officers and other key personnel in the future in order to successfully manage our planned growth. We cannot guarantee that we will be able to do so. If we lose the services of any of our key personnel or are unable to attract, hire, train and retain qualified officers, managers and operating, marketing and financial personnel, our business, and your investment, could be adversely affected.

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

                          Risks Related to Our Industry

Our business is dependent on the continued public interest in the stock market.

         The recent volatility of the stock market has generated unprecedented public interest in the stock market and trading. Our success as retail financial information providers depends upon the continued maintenance or growth of this interest. The recent downturn in the stock market may be responsible for an overall decrease in subscription revenues since the end of our second fiscal quarter. It is not clear what impact the recent downturn in the stock market will ultimately have on our business. A number of factors that are out of our control could lead to a stagnate or depressed stock market which would likely decrease the public's interest in stock trading and financial information. If this were to happen, it is likely that we would lose a significant percentage of our then current and potential subscriber base.

Our stock - and technology and Internet stocks generally - have been and may continue to be volatile.

         The market for our stock has been and is likely to continue to be highly volatile and subject to wide price and volume fluctuations. These variations are the result of many factors, most of which are beyond our control. Furthermore, Internet and technology related stocks generally have been subject to wide fluctuations in price and volume that often appear to be unrelated to the operating success of these companies. The volatility of the stock market in recent months has made it difficult for many dot-com companies to raise funds, and a number of companies have gone bankrupt. Such volatility can present risks for investors. Moreover, such volatility often leads to securities litigation brought by investors who are seeking to recoup losses resulting from rapid and significant drops in price and/or volume. While we are not aware of any pending or threatened suit or basis therefor, such suits are costly and we could be adversely affected if such a suit were brought against us.

We are in an intensely competitive business with low barriers to entry.

         Our web site's primary competitors provide financial news, commentary and analysis on the Internet such as Yahoo Finance, CBSMarketwatch.com, TheStreet.com, Briefing.com, America Online Personal Finance Channel, WebFN.com, Reuters PLC and MotleyFool.com. Providing financial information and analysis over the Internet is a relatively new business, but it is already intensely competitive. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and we continue to face competition from traditional news and information sources including television and print. We expect competition from both sources to intensify and increase in the future. Many such competitors have substantially greater financial and other resources than we have.

         Our major competitors include:

         o Online financial news and information providers including Yahoo Finance, CBSMarketwatch.com, TheStreet.com, Briefing.com, America Online Personal Finance Channel, WebFN.com, Reuters PLC and MotleyFool.com;

         o Internet portals and search engines such as America Online, MSN and Yahoo;

         o Traditional media sources such as The Wall Street Journal, The Financial Times, Barrons, CNNfn, and CNBC, all of whom also have an Internet presence;

         o Webcasts of financial news, including Yahoo Finance Vision and WebFN;

         o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

         o        Online brokerage firms such as E*Trade, Charles Schwab or CSFB
                  Direct.

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


         As of October 22, 2001, our named executive officers and directors beneficially owned or controlled a total of approximately 6,739,500 shares, or approximately 27.05% of our outstanding common stock. Taking into account shares issuable pursuant to our equity line purchase agreement with Cornell Capital, we estimate that Cornell Capital Partners, L.P. could beneficially own up to 61,500,000 shares, or more than three times the currently outstanding shares of our common stock.


The market for our stock is limited.

         Our stock is traded on the Nasdaq OTC Bulletin Board. Trading activity since that time has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the OTC Bulletin Board.

Shareholders may experience significant dilution from our sale of shares to Cornell Capital Partners, L.P.

         As the market price for our common stock decreases, the number of shares which may be sold to Cornell Capital Partners, L.P. pursuant to our equity line purchase agreement will increase. If we were to require Cornell Capital to purchase our shares at a time when our stock price is depressed, our existing shareholders' interest in our company will be significantly reduced. We have registered 60,000,000 shares for sale to Cornell Capital pursuant to the equity line purchase agreement and 1,500,000 shares which have been issued to Cornell Capital as an investor's fee in connection with such agreement. If we determine to sell Cornell Capital more than a total of 60,000,000 shares under the equity line purchase agreement, we would need to file an additional registration statement. Shareholders will experience significant dilution if, as the result of a declining market price of JagNotes common stock, we are forced to sell most or all of these shares to Cornell Capital. In addition, if Cornell Capital is unable to resell the shares we issue to it under the equity line, Cornell Capital could obtain a controlling interest in JagNotes.

The resale by Cornell Capital Partners, L.P. of our shares may lower the market price of our common stock

         The resale by Cornell Capital Partners, L.P. of the common stock that it purchases from us will increase the number of our publicly traded shares, which could lower the market price of our common stock. Moreover, the shares that we sell to Cornell Capital will be available for immediate resale. There are no contractual restrictions on the ability of Cornell Capital to offer shares under the prospectus covering such shares. If we continue to exercise our put right under the equity line purchase agreement every 10 trading days and Cornell Capital continues to immediately resell such shares, our market price could decrease significantly and you could experience significant dilution. In addition, the mere prospect of this transaction could by itself lower the market price for our common stock.

We may not be able to obtain payment from Cornell Capital Partners, L.P.


         Cornell Capital Partners, L.P.'s obligation to purchase our shares under the equity line purchase agreement is dependent upon various conditions being satisfied. If these conditions are not satisfied, we cannot require Cornell Capital to purchase our shares. Since the obligation of Cornell Capital to complete its purchase is not secured or guaranteed, if Cornell Capital does not have available funds at the time it is required to make a purchase or if Cornell Capital otherwise refuses to honor its obligation to us, we may not be able to force it to do so.


We may not receive all of the proceeds that we anticipate from our agreement with Cornell Capital Partners, L.P.


         Our equity line purchase agreement requires Cornell Capital Partners, L.P. to purchase up to $10,000,000 of our shares, as we elect from time to time. We have registered 60,000,000 shares to sell to Cornell Capital under such agreement. Since the price at which we will sell our shares to Cornell Capital is at a 5% discount to the average market price of our common stock, if our closing stock price is less than $.18 per share on the day prior to the date of sale, we will receive gross proceeds of less than $10,000,000, unless we determine to file an additional registration statement. In addition, depending on the trading volume and market price of our shares, we may not be able to raise funds through the sale of shares to Cornell Capital as fast as we would like or as much as we would like.

Investors will be relying on our management's judgment regarding the use of proceeds from our sale of shares to Cornell Capital.

         Our management will have broad discretion with respect to the use of the net proceeds received from Cornell Capital in connection with the equity line, and investors will be relying on the judgment of our management regarding the application of these proceeds. We intend to use such funds to provide general working capital for JagNotes, including working capital which might be required by any new subsidiaries we may establish.

Item 2.           DESCRIPTION OF PROPERTIES


         We are currently relocating our New York office, which houses most of our executive and administrative personnel and related administrative equipment, to more suitable space in the New York/New Jersey metropolitan area. We also maintain an executive and administrative office at 6865 SW 18th Street, Suite B13 in Boca Raton, Florida at a rental cost of $1,050.00 per month. Neither office houses the servers for the site, which are housed at separate locations as indicated above (see "Web Site Technical Information" on page 10). We believe that we will be able to locate suitable new office space and obtain suitable replacements for our Florida office space, if our lease is not renewed, on commercially reasonable terms.


ITEM 3.           LEGAL PROCEEDINGS

         May Davis Group, Inc. filed a complaint in Supreme Court of the State of New York, County of New York on December 27, 2000, alleging a breach of the Placement Agency Agreement, dated as of June 12, 2000, by and between us and May Davis. May Davis seeks a placement agent fee of $90,000, representing 3% of the gross proceeds received by us in connection with the sale of certain convertible debentures to CALP II pursuant to that certain letter agreement dated October 30, 2000 between us and Thomson Kernaghan & Co., Ltd.

         Pursuant to a letter agreement dated August 6, 2001, May Davis agreed to settle the above-referenced lawsuit, with prejudice, in consideration of JagNotes reducing from $2.00 to $.30 the exercise price of the warrant held by May Davis Group, Inc. for 100,000 shares of our common stock, which warrant expires July 21, 2005.

         On July 16, 2001, Bernard Shusman filed a complaint in the Supreme Court of the State of New York, County of New York, alleging a breach of his employment contract by JagNotes arising from the termination of Mr. Shusman's employment on June 4, 2001 and seeking in excess of $100,000 in damages. Pursuant to a settlement agreement dated September 10, 2001 between Mr. Shusman and JagNotes, Mr. Shusman has agreed to settle all claims which he may have against JagNotes in exchange for the agreed upon cash payments pursuant to the settlement agreement.

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

         The following table reflects quarterly high and low sales prices of our common stock since March 26, 1999. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.



                                                        High        Low
                                                      -------       ------
   Fiscal Year 2000
   First Quarter, ending October 31, 1999               $8.19         $5.38
   Second Quarter, ending January 31, 2000               8.00          3.38
   Third Quarter, ending April 30, 2000                  5.50          1.50
   Fourth Quarter, ending July 31, 2000                  2.88          0.81
   Fiscal Year 2001
   First Quarter, ending October 31, 2000                2.13          0.94
   Second Quarter, ending January 31, 2001               1.16          0.13
   Third Quarter, ending April 30, 2001                  0.27          0.04
   Fourth Quarter, ending July 31, 2001                  0.45          0.04
   Fiscal Year 2002
   First Quarter, through October 22, 2001               0.32          0.05
                                                       =======       ======

        As of October 22, 2001, there were 91 stockholders of record of our common stock. On October 22, 2001, the closing bid price for our common stock was $.065.

Rights of  Security Holders

Common Stock


         Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, $.00001 par value, of which 21,815,598 shares were outstanding as of October 22, 2001.


         Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders and are not entitled to cumulate their votes in the election of directors. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution or winding up of JagNotes, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

Options

         As of July 31, 2001, there were options outstanding to purchase an aggregate of 5,617,500 shares of our common stock at exercise prices ranging from $0.10 to $3.50 per share, subject to certain vesting requirements, at any time prior to various dates through March 14, 2005, provided, however, that certain of these options will expire prior to such dates upon the termination of certain contracts with us.

Warrants

         As of July 31, 2001, the following warrants to purchase shares of our common stock were outstanding:

         o warrants to purchase, at any time prior to March 15, 2005, 750,000 shares of common stock at $6.00 per share;

         o warrants to purchase 25,000 shares of our common stock at $2.00 per share, at any time prior to June 12, 2005; and


         o warrants to purchase 1,250,000 shares of our common stock at $2.00 per share, at any time prior to July 21, 2005 of which warrants to purchase 690,000 shares of our common stock have been subsequently canceled.


Dividend Policy

         We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock. Payment of future cash dividends will be determined by our Board of Directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, our future credit arrangements may restrict the payment of dividends.

Recent Sale of Unregistered Securities

         We have made the following sales of unregistered securities within the last three years:

                  On August 17, 2001, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which we can put our shares, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with the Equity Line Purchase Agreement, we issued Cornell Capital an investor's fee of 1,500,000 shares of our common stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The investments under the Equity Line Purchase Agreement will be made in reliance upon Regulation D.

         On July 21, 2000, we entered into a consulting agreement with The May Davis Group, Inc. pursuant to which we issued warrants to acquire an aggregate of 1,250,000 shares of our common stock to May Davis and five of its affiliates in exchange for investment banking services. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

         On June 12, 2000, we closed a private sale of a convertible debenture in the principal amount of $2,500,000 due June 12, 2003 and bearing interest at 8% per year, which is convertible into shares of our common stock, to CALP II, a Bermuda limited partnership. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

         On June 14, 2000, we entered into a $10,000,000 Equity Line of Credit Agreement with CALP II, a Bermuda limited partnership, pursuant to which we can put our shares, once registered with the SEC, from time to time, at a purchase price equal to 85% of the average of the five lowest closing bid prices for such shares over the ten trading days preceding the sale of such shares, subject to volume limitations based upon current trading volumes and market price per share. In connection with the Equity Line of Credit Agreement, we issued CALP II a five-year stock purchase warrant to purchase 428,571 shares of our common stock. We have agreed to pay a 10% finders' fee and issue warrants to acquire 250,000 shares of our common stock to certain placement agents in connection with this transaction. The investments under the Equity Line of Credit Agreement will be made in reliance upon Regulation S.

         On March 15, 2000, we entered into a consulting agreement with M.S. Farrell & Co. pursuant to which we issued warrants to acquire 750,000 shares of our common stock to M.S. Farrell in exchange for investment banking services. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

         On March 14, 2000, we entered into an agreement with Strategic Growth International, Inc. pursuant to which we granted options to acquire 500,000 shares of our common stock to Strategic Growth International in exchange for investor relations services. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

         In January 2000, we closed a private sale of 785,715 shares of common stock to Reliant Limited, a corporation organized under the laws of the Isle of Man, for cash consideration of $2,750,000, $1,500,000 of which was paid to us on January 17, 2000 and $1,250,000 of which was paid to us during the three month period ended April 30, 2000. A 10% fee was paid to the placement agent out of the each drawdown. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

         In May 1999, we closed a private sale of 1,665,390 shares of common stock and 555,130 warrants to 27 accredited investors for cash consideration of approximately $7,327,000 received in March and April of 1999. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

         In May 1999, we issued 20,000 shares of its common stock to one person in exchange for services. The issuance of such shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

         In March 1999, the Company (then known as Professional Perceptions, Inc.) issued a total of 4,990,000 shares of common stock to 9 sophisticated investors for cash consideration of $940,000. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D promulgated thereunder.

         In March 1999 the Company (then known as Professional Perceptions, Inc.) issued 3,500,000 shares of common stock to the stockholders of JagNotes, Inc. in exchange for all of the outstanding shares of JagNotes, Inc. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

         In March and April 1998 the Company (then known as Professional Perceptions, Inc.) sold 720,900 shares of common stock to approximately 30 investors for cash consideration totaling approximately $70,000. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D promulgated thereunder.

         In December 1997 the Company (then known as Professional Perceptions, Inc.) sold 3,100,000 shares of common stock to the three founders of the Company in exchange for $5,275. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that appear elsewhere in this annual report on Form 10-KSB. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-KSB, particularly in "Risk Factors."


                              RESULTS OF OPERATIONS

Year ended July 31, 2001 as compared to the year ended July 31, 2000

Revenues:


Revenues primarily consist of subscription revenue and is derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAG Notes". JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 we were in the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to the JAGNotes through our web site. During the year ended July 31, 2001 subscription revenues decreased as compared to the year ended July 31, 2000 with total subscription revenues for the comparable periods of approximately $1,001,000 and $1,042,000, respectively. The decrease in our revenues can be attributed to two factors as follows; (i) during the year ended July 31, 2000 we had an infomercial airing on television that provided us with a large temporary increase in subscribers, and (ii) as more fully described below during the latter part of fiscal year ended July 31, 2000 and continuing through the first six months of fiscal year ended July 31, 2001 we focussed much of our efforts on the establishment of our real time streaming video programming through our web site.


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

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, payments to commentators and employees for their reports that are posted on our web site and broadcasted on our webcast and salaries associated with the production of our webcast. During the year ended July 31, 2001 cost of revenues decreased by approximately $927,000 to approximately $7,205,000 from approximately $8,132,000 during the year ended July 31, 2000.

The primary causes for this decrease were as follows:

         o A decrease of approximately $2,697,000 in costs for our commentators and consultants associated with our web site from approximately $6,793,000 during the year ended July 31, 2000 to approximately $4,096,000 during the year ended July 31, 2001. Such amounts included cash consideration of $1,302,000 and $2,314,000 and non-cash charges related to the amortization of unearned compensation of $2,794,000 and $4,893,000 during the years ended July 31, 2001 and 2000, respectively. Included in the cash and non-cash charges during the year ended July 31, 2001 were charges of $350,000 and $1,139,000, respectively, associated with the halting of our international expansion plans. The decrease in such costs is commensurate with the expiration of consulting agreements entered into during fiscal year ended July 31, 2000 that were not renewed. In addition, we were relieved of substantially all of our obligations under various consulting agreements as part of the sale of JAGfn effective February 1, 2001.

         o A decrease in costs associated with the development and maintenance of our web-site of approximately $641,000 from approximately $1,145,000 during the year ended July 31, 2000 to approximately $504,000 during the year ended July 31, 2001. The decrease results from the fact that during the year ended July 31, 2000 we began the process of re-designing our web site in anticipation of our webcast and accordingly during the year ended July 31, 2000 wrote off approximately $407,000 of capitalized web site development costs.

Such decreases were partially offset by an increase of approximately $2,488,000 for additional salaries incurred during the year ended July 31, 2001. Such additional salaries were incurred in connection with the production of the webcast. We paid cash for these expenses of approximately $2,182,000 and incurred approximately $306,000 of charges related to the amortization of unearned compensation, a non-cash charge.

The remainder of the decrease results from a decrease in telephone and fax costs which coincides with the decrease on our fax subscriber base.

Selling expense:

Selling expenses consist primarily of advertising and other promotional expenses. During the year ended July 31, 2001 selling expenses decreased approximately $1,718,000 to approximately $147,000 from its level of approximately $1,865,000 during the year ended July 31, 2000. The major components of this decrease are:

An approximate $1,247,000 decrease in advertising and promotional costs from approximately $1,296,000 during the year ended July 31, 2000 to approximately $49,000 during the year ended July 31, 2001. During the year ended July 31, 2000 we spent substantial amounts to promote the launch of our web site including the production and airing of an infomercial. Such costs were not repeated during the year ended July 31, 2001.

An approximate $464,000 decrease in business travel related expenses from $562,000 during the year ended July 31, 2000 to approximately $98,000 during the year ended July 31, 2001. During the year ended July 31, 2000 significant travel was done by management to promote our web site and to explore opportunities in other countries. Similar travel was not done during the year ended July 31, 2001.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses increased approximately $2,944,000 during the year ended July 31, 2001 to $8,498,000 from approximately $5,554,000 during the year ended July 31, 2000. The increase in general and administrative expenses is primarily attributable to the following:

         o An increase of approximately $446,000 in rent expense from approximately $766,000 during the year ended July 31, 2000 to approximately $1,212,000. The increase in rent expense is attributable to the lease costs associated with our webcasting studio and offices in New York City.

         o An increase of approximately $3,913,000 in amortization of unearned compensation, a non-cash charge from approximately $958,000 during the year ended July 31, 2000 to approximately $4,871,000. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf.

         o A decrease in professional fees of approximately $814,000 from approximately $1,472,000 to approximately $658,000. The decrease results from significant attorneys' fees incurred during the year ended July 31, 2000 relating to general corporate matters such as, SEC filings and related matters and reviewing and negotiating contracts with consultants and other parties.

         o A decrease in payroll and payroll related expenses of approximately $643,000 from approximately $1,607,000 during the year ended July 31, 2000 to approximately $964,000 during the year ended July 31, 2001. The decrease results from the fact that during the year ended July 31, 2001 we allocated more salaries to cost of revenues as more time was spent by employees in development of our webcast operations. In addition, commensurate with the sale of JAGfn on February 1, 2001 substantially all salaries were assumed by the purchaser.

Other income:

During the year ended July 31, 2001 we recognized a gain of approximately $197,000 relating to the sale of JAGfn and wrote off approximately $500,000 of investments in other companies.

Interest expense:

We incurred interest charges aggregating approximately $1,527,000 and $1,895,000 during the year ended July 31, 2001 and 2000, respectively. These charges consist of the following related primarily to convertible debentures as more thoroughly discussed within liquidity and capital resources below:

         o Approximately $1,161,000 and $76,000, during the year ended July 31, 2001 and 2000, respectively, related to noncash charges resulting from amortization of deferred finance costs and debt discount.

         o Approximately $218,000 and $1,794,000, during the year ended July 31, 2001 and 2000, respectively, related to noncash charges resulting from recording beneficial conversion rights.

         o Approximately $148,000 and $25,000, during the year ended July 31, 2001 and 2000, respectively, of interest accrued on the outstanding principal of the convertible debt, a portion of which was converted into common stock and the remainder of which was assumed by the purchaser of JAGfn.


Net loss:


Primarily as a result of the above, the net loss of approximately $16,665,000 for the year ended July 31, 2001 was approximately the same as net loss of approximately $16,664,000 for the year ended July 31, 2000 or a basic net loss per share of $.93 and $1.18 based on a basic weighted average common shares outstanding of 17,853,515 and 14,166,218 for the years ended July 31, 2001 and 2000, respectively.


In addition, as a result of our decision to sell JAGfn and terminate our foreign operations, we were able to reduce our net losses from $14,111,000 during the first six months of the fiscal year to $2,554,000 during the second six months of the fiscal year ended July 31, 2001.

                         Liquidity and Capital Resources

During the years ended July 31, 2001 and 2000 we only generated revenues of approximately $1,001,000 and $1,042,000, and incurred net losses of approximately $16,665,000 and $16,664,000 and had cash flow deficiencies from operating activities of approximately $5,563,000 and $8,460,000, respectively. As a result, we had a cash balance of only $13,000, a working capital deficiency of $290,000 and an accumulated deficit of approximately $34,539,000 as of July 31, 2001. In addition, we believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2002. These matters raise substantial doubt about our ability to continue as a going concern.

Our net losses in 2001 and 2000 included noncash operating expenses of approximately $10,177,000 and $8,355,000, respectively. Primarily as a result of the sale of the advertiser-based financial webcast operations of JAGfn as of the beginning of the six months ended July 31, 2001 and the termination of our efforts to generate foreign revenues prior to January 31, 2001, we reduced our net loss from approximately $14,111,000 for the six months ended January 31, 2001 to $2,554,000 for the six months ended July 31, 2001. The net loss of approximately $2,554,000 for the six months ended July 31, 2001 included noncash charges for depreciation and amortization of approximately $1,441,000. We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least July 31, 2002 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

Subsequent to July 31, 2001 we entered into an agreement with an investment partnership pursuant to which we have, in effect, "put" options whereby, subject to certain conditions, we can require the investment partnership to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. We will be able to exercise the put options over a period of up to 36 months beginning on September 27, 2001, the date on which a registration statement under the Securities Act of 1933 (the "Act") filed with the Securities and Exchange Commission (the "SEC") by us for the registration of the shares issuable to the investment partnership became effective. During the 12-month period following the effective date of the registration statement, the minimum amount of funding to be provided by the investment partnership will be $100,000 per month. Our ability to obtain additional amounts will depend, among other things, on the market value and average daily trading volume of our shares and the ability of the investment partnership to fund its commitment.

Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least July 31, 2002. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

Our cash and cash equivalent position of approximately $13,000 as of July 31, 2001 results primarily from a series of private placements that occurred from June 2000 through January 31, 2001.

On June 12, 2000, we sold CALP II Limited Partnership (the "Investor") a convertible debenture that had a principal balance of $2,500,000, matured June 12, 2003 and bore interest at an annual rate of 8%. We received gross proceeds from the sale of $2,500,000. The Investor also received a five-year stock purchase warrant to purchase 428,571 shares of our common stock at a price of $1.75 per share. Placement agents and their counsel received a fee of 10% of the principal amount of the debenture as well as five-year stock purchase warrants to purchase 275,000 shares of our common stock at $2.00 per share. The aggregate fair value of the warrant issued to the investor of $934,285 was recorded as a debt discount, and the fair value of the warrants issued to placement agents and their counsel of $599,500 plus cash of $285,000 was initially recorded as deferred finance costs. During the year ended July 31, 2001 the Investor converted $1,052,000 of principal (which had a carrying value net of debt discounts of approximately $715,000) and approximately $37,000 of accrued interest into 3,376,952 shares of common stock.

As of June 14, 2000, we entered into another financing agreement with the Investor pursuant to which we could have required the Investor to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. We also agreed to issue to the Investor on each date on which the Investor advanced funds to us under the Equity Line of Credit Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that are subject to the advance. The exercise price for these warrants was equal to 110% of the highest reported bid price of the our common stock for the five trading days preceding the date on which an advance was made to us by the Investor. In addition, the placement agents and their counsel received a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Line of Credit Agreement. During the year ended July 31, 2001, we issued 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock to the Investor and received proceeds of $1,050,000, net of placement fees of $116,670, pursuant to the Equity Financing Agreement. The warrants were exercisable at prices ranging from $1.21 to $1.94 per share through September 2005.

On October 20, 2000, Thomson Kernaghan & Co., Ltd. agreed to provide us with additional financing totaling $3,000,000 through periodic purchases of a total of six additional debentures during the period from October 20, 2000 to December 1, 2000. Subsequently, Thomson Kernaghan assigned its rights and obligations to the Investor. Each of the six debentures had a principal balance of $500,000, bore interest at an annual rate of 8% and matured three years from the date of its issuance. As additional consideration in connection with the sale of the New Debentures, we paid a 10% fee to Thomson Kernaghan and we also issued a warrant to the Investor for the purchase of 3,000,000 shares of our common stock at $1.25 per share that was exercisable through October 20, 2005. The warrant issued to the Investor had an estimated fair value of $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123, of which $2,700,000 (which equals the principal balance of the debentures less the 10% fee paid to Thomson Kernaghan) was recorded as debt discount and/or deferred financing costs. In January 2001, the Investor purchased two additional convertible debentures, each of which had a principal balance of $200,000. Since these debentures were convertible immediately upon issuance, the fair value of beneficial conversion rights of $217,770 was charged to interest expense during the year ended July 31, 2001.

Our obligations to repay the Investor under the terms of the convertible debentures were discharged in connection with the sale of JAGfn and the warrants issued in connection with the convertible debenture were cancelled. In addition, the terms of the Equity Line of Credit Agreement and the warrants issued in connection with it were cancelled as well.

Through July 31, 2001 we have entered into agreements with approximately [eighty-five] commentators, employees and other consultants expiring through December 2003. Through July 31, 1999 aggregate consideration paid under these agreements consisted of cash payments of $564,000, the issuance of 120,000 shares of common stock with a fair value of $1,460,000, the grant of options to purchase 235,000 shares of common stock at $2.00 per share with a fair value of $1,661,850 and the grant of options to purchase 100,000 shares of common stock at $16.25 per share with a fair value of $165,000. During the year ended July 31, 2000, we paid cash consideration of approximately $2,656,000 and granted options and warrants to purchase 4,282,500 shares of common stock at prices ranging from $1.50-$6.00 per share with a fair value of approximately $11,189,000 in connection with all our employment and consulting agreements. In addition, during the year ended July 31, 2000 pursuant to an amended consulting agreement, we cancelled options to purchase 100,000 shares of common stock at $16.25 per share and issued the consultant options to purchase 200,000 shares of common stock at $2.00 share with a fair value of $894,000. The fair value of the original options was $165,000. Accordingly, during the year ended July 31, 2000 we recorded additional unearned compensation of $729,000. During the year ended July 31, 2001 we paid aggregate cash consideration of approximately $1,272,000 pursuant to such contracts. In addition, during the year ended July 31, 2001 we granted options and warrants for the purchase of 3,959,000 shares of common stock at prices ranging from $.10 to $2.00 per share with a fair value of approximately $1,949,000 and recognized a charge for amortization of unearned compensation of approximately $8,181,124. The fair value of the options and warrants granted are computed in accordance with FASB 123 "Accounting for Stock Based Compensation." The unearned compensation will be amortized as a non-cash charge to operations on a straight-line basis over the life of the applicable agreements.



Pursuant to the terms of the purchase agreement for the sale of JAGfn, our obligations under substantially all of the above consulting and employment agreements were assumed by the Investor. As a result, unearned compensation of approximately $1,660,000 was charged against the sale of JAGfn.


During year ended July 31, 2001 we used approximately $5,563,000 in our operations. The major uses of this cash was to fund our net loss for the year ended July 31, 2001. In addition, during the year ended July 31, 2001 we incurred non-cash charges of approximately $8,181,000 related to the amortization of unearned compensation and approximately $1,379,000 of non-cash interest expense charges in connection with the convertible debentures.

During the year ended July 31, 2001 we received approximately $657,000 from investing activities. In connection with the sale of JAGfn we received cash proceeds of approximately $1,002,000. Such proceeds were offset by the use of cash for the purchase of equipment, construction of our real time video studios and additions to our web sites.


On February 1, 2001, we sold our 85% interest in JAGfn to the Investor for consideration comprised primarily of (i) a payment of approximately $1,002,000 in cash, (ii) an agreement to cancel our obligation to repay our obligations to the Investor under convertible debentures, and the accrued interest thereon. The Investor also agreed to, among other things, assume substantially all our contractual obligations including, but not limited to, our leases, employment and consulting agreements; the cancellation of warrants to purchase 3,912,000 shares of our common stock; the cancellation of the Equity Financing Agreement; and the issuance of an option to us for the purchase of a 10% membership interest in JAGfn for $5,000,000 at any time prior to July 31, 2002. We also agreed to cancel JAGfn's obligation to repay intercompany advances.

The assets and liabilities of JAGfn as of January 31, 2001 are summarized below:



  Current assets-prepaid expenses                                 $ 225,000
  Equipment, net                                                    567,343
  Capitalized web site development costs, net                        64,224
  Other assets                                                       96,793
                                                              -------------
             Total assets                                           953,360
                                                               ------------

  Current liabilities:
          Accounts payable and accrued expenses                    (341,044)
          Current portion of capital lease obligations              (47,186)
          Intercompany advances                                  (4,553,373)
                                                               -------------
             Total current liabilities                           (4,941,603)
  Capital lease obligations, net of current portion                 (20,743)
                                                             ---------------
             Total liabilities                                   (4,962,346)
                                                               ------------
  Members' deficiency (A)                                       $(4,008,986)
                                                                ===========





         (A) The members' deficiency at January 31, 2001 is equivalent to JAGfn's operating loss and net loss from the inception of its operations on August 1, 2000 through January 31, 2001. JAGfn did not generate any revenues through January 31, 2001.

As a result of the sale we recorded a gain during the year ended July 31, 2001 of $196,959 as shown below:





Cash paid by purchaser                                     $1,002,147

Net carrying value of cancelled convertible notes
           payable to purchaser (B)                         1,399,405
Members' deficiency of JAGfn                                4,008,986
                                                          -----------
           Total                                            6,410,538
                                                          -----------

Less write off of:
        Intercompany advances                              $4,553,373
        Unearned compensation (A)                           1,660,206
                                                          -----------
               Total                                        6,213,579
                                                          -----------

Net gain                                                     $196,959
                                                             ========



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

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2001 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2001 and 2000 or that they will have a significant affect at the time they become effective.

Item 7.           FINANCIAL STATEMENTS

The financial statements of JagNotes provided pursuant to Item 7 of Form 10-KSB are attached separately at the rear of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Following is certain information about our executive officers and directors.

         Gary Valinoti, age 43, was a co-founder of the predecessor to JagNotes.com Inc. and has served as the President and Chief Executive Officer of JagNotes.com Inc. since March 1999. Mr. Valinoti is also a member of JagNotes' Board of Directors. From August 1992 - March 1999 Mr. Valinoti served as President, and as a member of the Board of Directors, of JagNotes, Inc., the company that produced the JagNotes fax service throughout that period. Prior to his involvement with JagNotes, Inc., Mr. Valinoti held positions with various firms in the securities industry including Mosely, Hallgarten, Estabrook & Weeden where he was involved in institutional and currency trading, and started the firm's arbitrage department. Mr. Valinoti attended Wagner College.

         Thomas J. Mazzarisi, age 44, has served as JagNotes' Executive Vice President and General Counsel since March 1999 and is also a member of the JagNotes' Board of Directors. From 1997 until joining JagNotes Mr. Mazzarisi practiced law from his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.

         Stephen J. Schoepfer, age 42, is our Executive Vice President, Chief Operating Officer and Secretary and is on our Board of Directors. Prior to joining JagNotes in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.

         Raymond G. Taylor, age 42, is our Chief Financial Officer. Prior to becoming our Chief Financial Officer on April 1, 2001, Mr. Taylor was Vice President, Finance & Business Affairs of JagNotes since July 1999. Prior to joining JagNotes, Mr. Taylor held various finance-related positions, including, Chief Financial Officer of his own privately held company from 1987 to 1999, Controller of Worldwide Holdings Real Estate Partnership from 1986 to 1987, Senior Auditor of Kenneth Lebenthal Company from 1983 to 1986, and Auditor of Murphy, Hauser, O'Conner and Quinn, CPA from 1981 to 1983. Mr. Taylor received a B.S. degree in accounting from Manhattan College.

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

         Based solely on our review of the copies of such forms received by it with respect to fiscal 2001, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis except that Chief Financial Officer, Raymond G. Taylor, reported his Form 3 late.

ITEM 10.          EXECUTIVE COMPENSATION

Compensation of Executive Officers

         The following table sets forth certain summary information regarding compensation paid to our Chief Executive Officer and certain executive officers for services rendered during the fiscal years ended July 31, 1999, 2000 and 2001. Except as listed in the table below, no executive officer holding office in fiscal year 2001 received total annual salary and bonus exceeding $100,000. No such officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation not reflected below.

------------------------------ --------- ------------------------------------------------------ --------------------
                                                          Annual Compensation
                                         ------------------------------------------------------
                                                                                 Other
                               Fiscal                                            Annual             All Other
Name and Principal Position     Year            Salary           Bonus          Compensation        Compensation
------------------------------ --------- ------------------- ------------- -------------------- --------------------
Gary Valinoti, President,      2001           $150,000            --                 --                 (1)(2)
Chief Executive Officer  and   2000           $100,000            --                 --                   --
director                       1999           $110,550            --                 --                   --
------------------------------ --------- ------------------- ------------- -------------------- --------------------
Stephen J. Schoepfer,          2001           $150,000            --                 --                 (1)(2)
Executive Vice President,      2000           $100,000       $50,000                 --                   --
Chief Operating Officer and    1999              --               --                 --                   --
Secretary
------------------------------ --------- ------------------- ------------- -------------------- --------------------
Thomas J. Mazzarisi,           2001           $150,000            --                 --                 (1)(2)
Executive Vice President and   2000           $100,000            --                 --                   --
General Counsel                1999              --               --                 --                   --
------------------------------ --------- ------------------- ------------- -------------------- --------------------
Raymond G. Taylor,             2001            $65,000            --                 --                   --
Chief Financial Officer        2000              --               --                  --                  --
                               1999              --               --                 --                   --
------------------------------ --------- ------------------- ------------- -------------------- --------------------
Stephen R. Russo               2001              --               --                 --                   --
(Mr. Russo served as Chief     2000            $20,000            --                 --                   --
Financial Officer of           1999              --               --                 --                   --
JagNotes.com Inc. until
April 2001, but is no longer
employed by JagNotes.).
------------------------------ --------- ------------------- ------------- -------------------- --------------------

------------------------------ --------- ------------------- ------------- -------------------- --------------------
Jeffrey Goss (Mr. Goss         2001              --              --              --                   --
served as Secretary and Vice   2000           $ 86,997           --              --                   --
President of JagNotes.com      1999           $110,550           --              --                   --
Inc. until June 2000, but is
no longer employed by
JagNotes.).
------------------------------ --------- ------------------- ------------- -------------------- --------------------
Anthony Salandra (Mr.          2001              --              --              --                   --
Salandra served as President   2000              --              --              --                   --
and director of JagNotes.com   1999           $110,550           --              --                   --
Inc. during fiscal year
1999, but is no longer
employed by JagNotes).
------------------------------ --------- ------------------- ------------- -------------------- --------------------
Barry Belzer (Mr. Belzer       2001              --              --               --                   --
served as Secretary and        2000              --              --               --                   --
director of JagNotes, Inc.     1999           $110,550           --               --                   --
during fiscal year 1999, but
is no longer employed by
JagNotes).
------------------------------ --------- ------------------- ------------- -------------------- --------------------


(1) Received 5.0% equity interest in JAGfn Broadband LLC, our former webcast subsidiary.

(2) Received grant of options to purchase 900,000 shares of our common stock at an exercise price of $0.25 per share on December 14, 2000, pursuant to the terms of an employment agreement with us, which options were cancelled effective August 31, 2001. In lieu of such options, the executive was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.02 per share pursuant to an amended and restated employment agreement dated August 31, 2001.

We expect that executive compensation will increase for the fiscal year ending July 31, 2002.

Director Compensation

         We currently do not compensate our directors.

1999 Long-Term Incentive Plan

         In October, 1999 the Board of Directors approved the 1999 Long-Term Incentive Plan. This plan was most recently amended in December 2000. The purpose of the plan is to allow us to attract and retain officers, employees, directors, consultants and certain other individuals and to compensate them in a way that provides additional incentives and enables such individuals to increase their ownership interests in JagNotes. Individual awards under the plan may take the form of:

         o        either incentive stock options or non-qualified stock options;

         o        stock appreciation rights;

         o        restricted or deferred stock;

         o        dividend equivalents;

         o bonus shares and awards in lieu of our obligations to pay cash compensation; and

         o other awards, the value of which is based in whole or in part upon the value of the common stock.

         The plan will generally be administered by a committee appointed by the board of directors, except that the board will itself perform the committee's functions under the plan for purposes of grants of awards to directors who serve on the committee. The board may also perform any other function of the committee. The committee generally is empowered to select the individuals who will receive awards and the terms and conditions of those awards, including exercise prices for options and other exercisable awards, vesting and forfeiture conditions, performance conditions, the extent to which awards may be transferable and periods during which awards will remain outstanding. Awards may be settled in cash, shares, other awards or other property, as the committee may determine.

         The maximum number of shares of common stock that may be subject to outstanding awards under the plan will not exceed 6,000 ,000 shares of common stock. At July 31, 2001, the number of shares deliverable upon exercise of incentive stock options was limited to 2,096,444. As of July 31, 2001, there were a total of 5,117,500 shares of common stock subject to outstanding options granted under the plan. The foregoing options have an exercise price ranging from $0.10 to $3.50 per share.

         The plan will remain in effect until terminated by the board of directors. The plan may be amended by the board of directors without the consent of our stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which our common stock may then be listed or quoted. The number of shares reserved or deliverable under the plan, the annual per-participant limits, the number of shares subject to options automatically granted to non-employee directors, and the number of shares subject to outstanding awards are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

         We generally will be entitled to a tax deduction equal to the amount of compensation realized by a participant through awards under the plan, except no deduction is permitted in connection with incentive stock options if the participant holds the shares acquired upon exercise for the required holding periods; and deductions for some awards could be limited under the $1.0 million deductibility cap of Section 162(m) of the Internal Revenue Code. This limitation, however, should not apply to certain options, stock appreciation rights and performance-based awards granted thereafter if JagNotes complies with certain requirements under Section 162(m).

Option Grants



         The following table sets forth information regarding options to acquire shares of our common stock granted under our Long-Term Incentive Plan to our Chief Executive Officer and our other three executive officers as of August 31, 2001.



    Option Grants in Period beginning August 1, 2000 and ending July 31, 2001


                                           Percentage of
                                               Total
                                         Options Granted to
                                             Employees
                                              (net of
                                            forfeitures)
                                           in the period
                            Number of        beginning
                            Securities   August 1, 2000 and
                            Underlying         ended            Exercise or
                             Options         August 31,       Base Price Per     Market Price on
Name                         Granted            2001             ($/Share)      the Date of Grant   Expiration Date
----                        --------     -------------------  --------------    -----------------   ---------------
Gary Valinoti               1,000,000          19.53%              $0.02              $0.085             8/31/11
Stephen J. Schoepfer        1,000,000          19.53%               0.02               0.085             8/31/11
Thomas J. Mazzarisi         1,000,000          19.53%               0.02               0.085             8/31/11
Raymond G. Taylor             100,000           2.00%               0.10               0.045             5/1/11


Employment Contracts

         On August 31, 2001, we entered into amended and restated three-year employment agreements with each of Gary Valinoti (our President and Chief Executive Officer), Stephen J. Schoepfer (our Executive Vice President and Chief Operating Officer) and Thomas J. Mazzarisi (our General Counsel and Executive Vice President). Each of these executive agreements expires on August 31, 2004 and provides for an annual base salary of $150,000. In addition, each executive is entitled to receive annual incentive stock bonuses as follows:

         o 500,000 shares of common stock if the average closing bid price of our common stock for year 1 under the contract is $1.00 or greater;

         o 500,000 shares of common stock if the average closing bid price of our common stock for year 2 under the contract is $2.00 or greater; and

         o 500,000 shares of common stock if the average closing bid price of our common stock for year 3 under the contract is $3.00 or greater.

In addition, each executive is entitled to receive a 5% non-dilutable interest in the subsidiary to be established for our Hispanic/Latin operations. The executives shall also be granted an option to purchase a 5% ownership interest in any subsidiary that JagNotes successfully creates and spins off during the term of their employment contracts.

         In addition, pursuant to these executive agreements, each of the above named executives is entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to other employees of JagNotes. In the event JagNotes terminates the employment of any of such executives "without cause" or such executive resigns for "good reason" as defined in the executive agreements, such executive shall be entitled to receive
(i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term (the "Severance Period"), (ii) a lump sum cash payment equal to the executive's highest rate of annual salary in effect during the term multiplied by the Severance Period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive's then current salary rate and (iv) accelerated vesting of all of the executive's outstanding stock options. Such cash payments will be made within 10 days of termination of employment, and shall not be subject to offset for amounts earned by the executive in respect of any subsequent employment, nor is the executive required to seek any such subsequent employment.

         Further, immediately prior to a "change in control" of JagNotes (as defined in our Long-Term Incentive Plan), the above-named executives shall also be granted an option to acquire 1,000,000 shares of our common stock (subject to equitable adjustments for stock splits, etc.) at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment.

         From February 1, 2001 through August 24, 2001, Financial Broadband assumed 90% of the salary payable under the above-described executive agreements.

         Pursuant to the terms and conditions of these executive agreements, we have cancelled outstanding options granted to each of Messrs. Valinoti, Schoepfer and Mazzarisi to purchase an aggregate of 900,000 shares of our common stock exercisable at a price per share of $0.25. In lieu of these options, we have granted to each of Messrs. Valinoti, Schoepfer and Mazzarisi to purchase an aggregate of 1,000,000 shares of our common stock exercisable at a price per share of $0.02, all of which vested immediately upon the execution of the executive agreements. These options are subject to the terms of our 1999 Long-Term Incentive Plan, as amended, and may be exercised, in whole or in part, by the executives on a cashless basis.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the common stock as of the date of this annual report on Form 10-KSB by (i) each person known by JagNotes to be the beneficial owner of more than five percent of the common stock, (ii) each executive officer and director of JagNotes, and (iii) all executive officers and directors of JagNotes as a group.

See also "Directors and Executive Officers of the Registrant" and "Executive Compensation."


---------------------------------------------- -------------------------------------------- ------------------------
Name and Address of Beneficial Owner           Number of Shares Beneficially Owned          Percentage of Class(1)
---------------------------------------------- -------------------------------------------- ------------------------
Gary Valinoti (President, CEO and Director)                  4,454,500(2) (3)                       19.52%
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433
---------------------------------------------- -------------------------------------------- ------------------------
Raymond Taylor (Chief Financial Officer)                         100,000  (4)                          *
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433
---------------------------------------------- -------------------------------------------- ------------------------
Thomas Mazzarisi  (Executive Vice President,                  1,110,000(3)                           4.87%
General Counsel and Director)
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433
---------------------------------------------- -------------------------------------------- ------------------------
Stephen Schoepfer (Executive Vice President,                  1,075,000(3)                           4.71%
Chief Operating Officer and Director)
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433
---------------------------------------------- -------------------------------------------- ------------------------
All executive officers and directors as a                       6,739,500                           27.05%
group (4 persons)
---------------------------------------------- -------------------------------------------- ------------------------


*Less than 1%.

(1) Based on 21,815,598 shares outstanding as of September 19, 2001, plus the number of shares which the beneficial owner has the right to acquire within 60 days, if any.

(2)      Includes 444,500 shares owned Mr. Valinoti's wife, Cathleen Valinoti.

(3)      Includes 1,000,000 shares issuable upon the exercise of stock options.

(4)      Includes 100,000 shares issuable upon the exercise of stock options.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Several of our officers and directors, including Gary Valinoti (our Chief Executive Officer, President and director), Stephen J. Schoepfer (our Executive Vice President, Chief Operating Officer, Secretary and director), Thomas J. Mazzarisi (our Executive Vice President, General Counsel and director) and Raymond G. Taylor (our Chief Financial Officer) also served during part of fiscal year 2001 as officers of Financial Broadband Holdings, Inc. and its wholly owned subsidiary, Financial Broadband Network, Inc. Mr. Valinoti also served as a director of both Financial Broadband Holdings and Financial Broadband Network. The principal business of Financial Broadband Network is our former webcast business which was sold to CALP II Limited Partnership on February 1, 2001. Each of Messrs. Valinoti, Schoepfer, Mazzarisi and Taylor resigned from their respective board and officer positions at Financial Broadband Holdings and Financial Broadband Network in August 2001. We understand that Financial Broadband Holdings and Financial Broadband Network have ceased operations.


ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K:


(a)(1)   Financial Statements.  See index to Financial Statements on page 33.


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

     Exhibit No.  Description
     -----------  ------------
         2.1 Agreement and Plan of Reorganization dated March 16, 1999 between Professional Perceptions, Inc. (now known as JagNotes.com Inc.); Harold Kaufman, Jr., an officer, director and principal stockholder thereof; NewJag, Inc.; and the stockholders of NewJag, Inc. (1)

         2.2 Agreement and Plan of Merger dated as of July 29, 1999 by and among JagNotes Notes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation. (2)

         3.1      Articles of Incorporation of Registrant, as amended. (2)

         3.2      Bylaws of Registrant (2)

         4.1 Form of Common Stock Purchase Warrant issued in connection with May 1999 private placement. (6)

         4.2 Stock Option to acquire 500,000 shares of common stock granted to Strategic Growth International, Inc. on March 14, 2000, included in Exhibit 10.2. (4)

         4.3 Stock Purchase Warrant to acquire 750,000 shares of common stock issued to M.S. Farrell & Co., Inc. on March 15, 2000, included in Exhibit 10.3. (4)

         4.4      2000 8% Convertible Debenture, due June 12, 2003. (5)

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

         10.2 Agreement, dated as of March 14, 2000, by and between Registrant and Strategic Growth International, Inc. (4)

         10.3 Consulting Agreement, dated as of March 15, 2000, by and between Registrant and M.S. Farrell & Co., Inc. (4)

         10.4 Securities Purchase Agreement, dated as of June 12, 2000, by and between Registrant and CALP II Limited Partnership. (5)

         10.5 Equity Line of Credit Agreement, dated as of June 14, 2000, by and between Registrant and CALP II Limited Partnership. (5)

         10.6 First Amendment, dated July 19, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000, between Registrant and CALP II Limited Partnership. (7)

         10.7 Second Amendment, dated October 31, 2000, to Equity Line of Credit Agreement, dated as of June 14, 2000 (as amended), between Registrant and CALP II Limited Partnership. (8)

         10.8 Placement Agency Agreement, dated as of June 12, 2000, by and between Registrant and Thomson Kernaghan and Co., Ltd. (5)

         10.9 Placement Agency Agreement, dated as of June 12, 2000, by and between Registrant and May Davis Group, Inc. (5)

         10.10 Consulting Agreement, dated as of July 21, 2000, by and between Registrant and May Davis Group, Inc. (7)

         10.11 Letter Agreement, dated October 30, 2000, by and between Registrant and Thomson Kernaghan & Co., Ltd. (8)

         10.12 Employment Agreement, dated as of December 14, 2000, by and between Registrant and Thomas J. Mazzarisi. (9)

         10.13 Employment Agreement, dated as of December 14, 2000, by and between Registrant and Stephen J. Schoepfer. (9)

         10.14 Employment Agreement, dated as of December 14, 2000, by and between Registrant and Gary Valinoti. (9)

         10.15 Securities Purchase Agreement, dated as of February 1, 2001, by and among the Registrant, CALP II Limited Partnership and JAGfn Broadband LLC. (10)

         10.16 Termination Agreement, dated April 6, 2001, by and among the Registrant, CALP II Limited Partnership and Thomson Kernaghan & Co. Ltd. (12)

         10.17 Equity Line Purchase Agreement, dated August 17, 2001, by and between the Registrant and Cornell Capital Partners, L.P..
                  (13)

         10.18 Registration Rights Agreement, dated August 17, 2001, by and between the Registrant and Cornell Capital Partners, L.P..
                  (13)


         10.19 Amended and Restated Employment Agreement, dated August 31, 2001, by and between the Registrant and Gary Valinoti. (14)

         10.20 Amended and Restated Employment Agreement, dated August 31, 2001, by and between the Registrant and Stephen J. Schoepfer.
                  (14)

         10.21 Amended and Restated Employment Agreement, dated August 31, 2001, by and between the Registrant and Thomas J. Mazzarisi.
                  (14)

         21.1     List of Subsidiaries.


         99.1 Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc. (including Certificate of Correction related thereto). (2)

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

(12) Previously filed as an exhibit to our Current Report on Form 8-K filed on April 9 2001.

(13) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 17, 2001.


(14) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 26, 2001.


(b)      Reports on Form 8-K

         We filed one Current Report on Form 8-K during the last quarter of the fiscal year ended July 31, 2001. Our Current Report on Form 8-K, dated June 21, 2000, reported that we had entered into a letter of intent to acquire from Canadian Advantage Limited Partnership, Advantage Bermuda Fund Limited, VC Advantage L.P., VC Advantage (Bermuda Fund) Ltd. and Ashton Technology Group, Inc. an aggregate of 84.88% of the outstanding capital stock of Financial Broadband Holdings, Inc. On August 27, 2001, we announced that management had decided not to proceed with, or entertain further discussions regarding, the proposed acquisition of Financial Broadband Holdings, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JAGNOTES.COM, INC.


                            /s/ Gary Valinoti
                            --------------------------------------------
                            Gary Valinoti
                            Chief Executive Officer


Dated: October 24, 2001



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                Signature                                        Title                                Date
                                               Chief Executive Officer, President and
/s/ Gary Valinoti                              Director (Principal Executive Officer)          October 24, 2001
------------------------------------------
Gary Valinoti

/s/ Stephen J. Schoepfer                       Chief Operating Officer and Director            October 24, 2001
------------------------------------------
Stephen J. Schoepfer

                                               Chief Financial Officer (Principal
/s/ Raymond G. Taylor                          Financial and Accounting Officer)               October 24, 2001
------------------------------------------
Raymond G. Taylor

                                               Executive Vice President, General Counsel
/s/ Thomas J. Mazzarisi                        and Director                                    October 24, 2001
------------------------------------------
Thomas J. Mazzarisi


                       JagNotes.com Inc. and Subsidiaries




                          Index to Financial Statements


                                                                       PAGE
                                                                       ----

Report of Independent Public Accountants                                F-2

Consolidated Balance Sheet
     July 31, 2001                                                      F-3

Consolidated Statements of Operations
     Years Ended July 31, 2001 and 2000                                 F-4

Consolidated Statements of Changes in Stockholders' Equity
     Years Ended July 31, 2001 and 2000                                 F-5

Consolidated Statements of Cash Flows
     Years Ended July 31, 2001 and 2000                                 F-6

Notes to Consolidated Financial Statements                            F-7/25



                                      *  *  *

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders
JagNotes.com Inc.


We have audited the accompanying consolidated balance sheet of JagNotes.com Inc. and Subsidiaries as of July 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JagNotes.com Inc. and Subsidiaries as of July 31, 2001, and their results of operations and cash flows for the years ended July 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and it had a working capital deficiency and an accumulated deficit as of July 31, 2001. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                 J.H. Cohn LLP

Roseland, New Jersey
September 12, 2001

                       JagNotes.com Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                  July 31, 2001

                                               Assets

Current assets:
    Cash and cash equivalents                                                   $     13,438
    Accounts receivable                                                               41,084
    Other current assets                                                              99,620
                                                                                ------------
           Total current assets                                                      154,142

Equipment, net of accumulated depreciation of $76,950                                 93,608
Capitalized web site development costs, net of accumulated
    amortization of $175,830                                                         351,671
                                                                                ------------

           Total                                                                $    599,421
                                                                                ============


                                Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                       $    263,501
    Deferred revenues                                                                180,364
                                                                                ------------
           Total liabilities                                                         443,865
                                                                                ------------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.00001 per share; 19,312,807
        shares issued and outstanding                                                    193
    Additional paid-in capital                                                    35,669,723
    Unearned compensation                                                           (975,090)
    Accumulated deficit                                                          (34,539,270)
                                                                                ------------
           Total stockholders' equity                                                155,556
                                                                                ------------

           Total                                                                $    599,421
                                                                                ============

See Notes to Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                      Consolidated Statements of Operations
                       Years Ended July 31, 2001 and 2000

                                                               2001               2000
                                                           ------------      -------------
Revenues                                                   $  1,001,463      $   1,042,033
                                                           ------------      -------------

Operating expenses:
    Cost of revenues                                          7,205,174          8,132,400
    Write-off of capitalized web site costs                                        407,375
    Selling expenses                                            147,300          1,865,212
    General and administrative expenses                       8,497,629          5,553,837
                                                           ------------      -------------
        Totals                                               15,850,103         15,958,824
                                                           ------------      -------------

Loss from operations                                        (14,848,640)       (14,916,791)

Other income (expense):
    Interest income                                              13,223            147,809
    Gain on sale of subsidiary                                  196,959
    Write-off of investments in other companies                (500,000)
    Interest expense                                         (1,526,811)        (1,894,676)
                                                           ------------      -------------

Net loss                                                   $(16,665,269)     $ (16,663,658)
                                                           ============      =============


Basic net loss per share                                          $(.93)            $(1.18)
                                                                  =====             ======


Basic weighted average common shares outstanding             17,853,515         14,166,218
                                                           ============      =============

See Notes to Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity
                       Years Ended July 31, 2001 and 2000

                                                  Common Stock
                                             ----------------------   Additional
                                              Number of                Paid-in        Unearned      Accumulated
                                               Shares       Amount     Capital      Compensation      Deficit         Total
                                              ---------     ------    ----------    ------------    -----------   -------------
Balance, August 1, 1999                      13,996,290      $140    $10,920,215    $(3,015,388)    $(1,210,343)   $  6,694,624

Sales of common stock through
    private placement, net of
    expenses of $275,040                        785,715         8      2,474,952                                      2,474,960

Exercise of stock options                        18,000                   36,000                                         36,000

Effects of issuance of stock
    options and warrants in
    exchange for services                                             11,918,685    (11,918,685)

Effects of issuance of beneficial
    conversion rights and warrants
    in connection with private place-
    ment of convertible debenture                                      3,327,678                                      3,327,678

Amortization of unearned com-
    pensation                                                                         6,053,522                       6,053,522

Net loss                                                                                            (16,663,658)    (16,663,658)
                                             ----------      ----    -----------    -----------    ------------    ------------
Balance, July 31, 2000                       14,800,005       148     28,677,530     (8,880,551)    (17,874,001)      1,923,126

Sales of common stock and
    warrants pursuant to equity
    financing agreement, net of
    expenses of $116,670                      1,135,850        11      1,049,989                                      1,050,000

Partial conversion of convertible
    debentures                                3,376,952        34      1,088,564                                      1,088,598

Effects of issuance of stock
    options and warrants in
    exchange for services                                              1,935,870     (1,935,870)

Effects of issuance of beneficial
    conversion rights and warrants
    in connection with private place-
    ment of convertible debentures                                     2,917,770                                      2,917,770

Amortization of unearned com-
    pensation                                                                         8,181,124                       8,181,124

Effects of sale of subsidiary                                                         1,660,207                       1,660,207

Net loss                                                                                            (16,665,269)    (16,665,269)
                                             ----------      ----    -----------    -----------    ------------    ------------
Balance, July 31, 2001                       19,312,807      $193    $35,669,723    $  (975,090)   $(34,539,270)   $    155,556
                                             ==========      ====    ===========    ===========    ============    ============

See Notes to Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                       Years Ended July 31, 2001 and 2000

                                                                                                2001               2000
                                                                                            ------------       ------------
Operating activities:
    Net loss                                                                                $(16,665,269)      $(16,663,658)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                                             114,429             24,076
        Amortization of capitalized web site development costs                                   199,578
        Write-off of capitalized web site development costs                                                         407,375
        Write-off of investments in other companies                                              500,000
        Amortization of unearned compensation                                                  8,181,124          6,053,522
        Gain on sale of subsidiary                                                              (196,959)
        Charges to interest expense for:
           Issuance of beneficial conversion rights                                              217,770          1,793,893
           Amortization of deferred financing costs and debt discount                          1,161,234             75,783
        Changes in operating assets and liabilities:
           Accounts receivable                                                                     8,950            (31,134)
           Other current assets                                                                  661,306           (382,394)
           Other assets                                                                          (22,540)
           Accounts payable and accrued expenses                                                 295,345            177,805
           Deferred revenues                                                                    (162,336)            59,478
           Noncurrent accrued interest payable                                                   144,771             25,000
                                                                                            ------------       ------------
               Net cash used in operating activities                                          (5,562,597)        (8,460,254)
                                                                                            ------------       ------------

Investing activities:
    Purchases of equipment                                                                      (268,575)          (385,740)
    Web site development costs capitalized                                                       (77,068)          (702,500)
    Proceeds from sale of subsidiary                                                           1,002,147
    Investments in other companies                                                                                 (350,000)
    Purchases of other assets                                                                                       (62,248)
                                                                                            ------------       ------------
               Net cash provided by (used in) investing activities                               656,504         (1,500,488)
                                                                                            ------------       ------------

Financing activities:
    Payments of capital lease obligations                                                        (37,055)           (37,554)
    Proceeds from private placement of convertible debentures                                  3,400,000          2,500,000
    Costs paid in connection with private placement of
        convertible debentures                                                                  (300,000)          (285,000)
    Net proceeds from private placements of common stock
        and units of common stock and warrants                                                 1,050,000          2,474,960
    Proceeds from exercise of stock options                                                                          36,000
                                                                                            ------------       ------------
               Net cash provided by financing activities                                       4,112,945          4,688,406
                                                                                            ------------       ------------

Net decrease in cash and cash equivalents                                                       (793,148)        (5,272,336)
Cash and cash equivalents, beginning of year                                                     806,586          6,078,922
                                                                                            ------------       ------------

Cash and cash equivalents, end of year                                                      $     13,438       $    806,586
                                                                                            ============       ============

Supplemental disclosure of cash flow data:
    Interest paid                                                                           $          -       $          -
                                                                                            ============       ============
    Income taxes paid                                                                       $          -       $          -
                                                                                            ============       ============

See Notes to Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 1 - Organization and business:
                JagNotes.com Inc., a Nevada corporation, and its subsidiaries (the "Company") gather and compile financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generate revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site, www.Jagnotes.com. Subscribers receive, among other things, a daily early-morning investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Management considers all of the financial services provided to subscribers to be within the same business segment.

                The Company commenced operations in 1989 and its subscribers were initially limited primarily to institutional investors. During the year ended July 31, 2000, the Company opened its web site and began targeting retail subscribers in an effort to expand its subscriber base. In September 2000, a subsidiary, JAGfn Broadband, L.L.C. ("JAGfn"), started an advertiser-based financial webcast which was sold on February 1, 2001 (see Note
                6). Another subsidiary, JagNotes.Euro.com Ltd. ("Euro"), was attempting to generate foreign revenue. Euro's activities were terminated prior to January 31, 2001.

Note 2 - Basis of presentation and summary of significant accounting policies:
             Basis of presentation:
                    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $920,000 and $1,042,000, and it incurred net losses of approximately $16,665,000 and $16,664,000 and cash flow deficiencies from operating activities of approximately $5,563,000 and $8,460,000 during 2001 and 2000, respectively. As a result, the Company had a cash balance of only $13,000, a working capital deficiency of $290,000 and an accumulated deficit of approximately $34,539,000 as of July 31, 2001. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (continued):
             Basis of presentation (concluded):
                    The Company's net losses in 2001 and 2000 included noncash operating expenses of approximately $8,995,000 and $6,485,000, respectively. Primarily as a result of the sale of the advertiser-based financial webcast operations of JAGfn as of the beginning of the six months ended July 31, 2001 and the termination of its efforts to generate foreign revenues prior to January 31, 2001, the Company reduced its net loss from approximately $14,111,000 for the six months ended January 31, 2001 to $2,554,000 for the six months ended July 31, 2001. The net loss of approximately $2,554,000 for the six months ended July 31, 2001 included noncash charges for depreciation and amortization of approximately $1,441,000. Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least July 31, 2002 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                    As further explained in Note 11, the Company entered into an agreement with an investment partnership pursuant to which the Company has, in effect, "put" options whereby, subject to certain conditions, it can require the investment partnership to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The Company will be able to exercise the put options over a period of up to 36 months from the date a registration statement under the Securities Act of 1933 (the "Act") filed with the Securities and Exchange Commission (the "SEC") by the Company for the registration of the shares issuable to the investment partnership becomes effective. During the 12-month period following the effective date of the registration statement, the minimum amount of funding to be provided by the investment partnership will be $100,000 per month. The Company's ability to obtain additional amounts will depend, among other things, on the market value and average daily trading volume of its shares and the ability of the investment partnership to fund its commitment.

                    Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least July 31, 2002. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

                    The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (continued):
                Use of estimates:
                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                Principles of consolidation:
                    The accompanying consolidated financial statements include the accounts of JagNotes.com Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (continued):
                Web site development costs (concluded):
                    The Company capitalized costs of approximately $527,000 and $702,000 in 2001 and 2000, respectively, that were incurred in connection with the acquisi-tion and development of software in the application and infrastructure development stage and the enhancement of its web sites. The Company also redesigned the software it initially developed for its web site and wrote down previously capitalized web site development costs of approximately $407,000 during 2000.

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

                Advertising:
                    The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to $49,164 and $1,296,386 in 2001 and 2000, respectively.

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

                Net earnings (loss) per share:
                    The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible debentures, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the convertible debentures had been added back to the numerator.

                    Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 2001 and 2000 and the assumed effects of the exercise of all of the Company's stock options and warrants and the conversion of the convertible debentures would have been anti-dilutive.

Note 3 - Investments in other companies:
                During 2000, the Company purchased a 7% equity interest in another Internet-based provider of financial and investment information and a 2.5% equity interest in a company that had developed software that management believed had the potential to facilitate access to the Company's web sites through web sites maintained by other providers of financial and investment information. The investees were not public companies and, accordingly, these investments were accounted for pursuant to the cost method. The aggregate carrying value of the investments was $500,000 as of July 31, 2000. During the fourth quarter of 2001, management determined that the Company would not be able to recover any portion of these investments and, accordingly, the aggregate carrying value of $500,000 was written off.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 4 - Income taxes:
                As of July 31, 2001, the Company had net operating loss carryforwards of approximately $19,850,000 available to reduce future Federal taxable income which will expire from 2019 through 2021.

                As of July 31, 2001, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:


                    Deferred revenues, net                         $     72,000
                    Unearned compensation                             5,747,000
                    Net operating loss carryforwards                  7,930,000
                                                                   ------------
                                                                     13,749,000
                    Less valuation allowance                        (13,749,000)
                                                                   ------------

                        Total                                      $          -
                                                                   ============

                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2001.

                The Company had also offset the potential benefits of approximately $7,093,000 and $440,000 from its net deferred tax assets by equivalent valuation allowances as of July 31, 2000 and 1999, respectively. As a result of the increase in the valuation allowance of $6,686,000 and $6,553,000 during 2001 and 2000, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.


Note 5 - Financing provided by CALP II Limited Partnership:
                Convertible debentures:
                    On June 12, 2000, the Company sold CALP II Limited Partnership (the "Investor") a convertible debenture (the "Debenture") that had a principal balance of $2,500,000, was initially scheduled to mature on June 12, 2003 and bore interest at an annual rate of 8%. The Company received gross proceeds of $2,500,000 from the sale, which was made through a private placement that was intended to be exempt from registration under the Act. The principal balance of, and interest accrued on, the Debenture was convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $1.31 per share or 75% of the average of the lowest closing bid prices for such shares over a specified period. The Company had the option to require such conversion in amounts that depended on the market price and daily trading volume of the shares over a specified period.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing provided by CALP II Limited Partnership (continued):
                Convertible debentures (continued):
                    As additional consideration in connection with the sale of the Debenture, the Company also issued a warrant to the Investor for the purchase of 428,571 shares of the Company's common stock at $1.75 per share that was initially scheduled to be exercisable through June 12, 2005. The Company also issued warrants for the purchase of 275,000 shares of the Company's common stock at $2.00 per share that were initially scheduled to be exercisable through June 12, 2005 as consideration for legal and other professional services received in connection with the sale of the Debenture. The Company valued the warrant issued to the Investor at $934,285 and the warrants issued for legal and other professional services at $599,500 based on estimated fair values determined by using the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123. Accordingly, the Company initially increased additional paid-in capital by $1,533,785 for the fair value of all of the warrants and reduced the carrying value of the Debenture by $934,285 for the debt discount attributable to the fair value of the warrant issued to the Investor and increased deferred financing costs by $599,500 for the fair value of the warrants issued for services. The Company also increased deferred financing costs by $285,000 for other payments made for legal and other professional services received in connection with the sale of the Debenture.

                    The fair value of the Company's common stock on June 12, 2000 was $2.25 per share which exceeded the conversion price for the Debenture. Pursuant to interpretations issued by the staff of the Securities and Exchange Commission, such excess constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion rights attributable to the issuance of the Debenture had a fair value of approximately $1,794,000, which equaled the excess of the aggregate proceeds the Investor would have received if the Investor had converted the Debenture and sold the 1,908,397 shares of common stock (the amount of shares that would have been received if conversion occurred on June 12,
                    2000) for approximately $4,294,000 based on the fair market value of $2.25 per share on June 12, 2000. Since the Debenture became convertible upon issuance, the Company recorded a charge of $1,794,000 to interest expense for the beneficial conversion rights and a corresponding increase in additional paid-in capital on June 12, 2000.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing provided by CALP II Limited Partnership (continued):
                Convertible debentures (continued):
                    During the period from October 20, 2000 to December 1, 2000, the Company sold an affiliate of the Investor convertible debentures (the "New Debentures") that had an aggregate principal balance of $3,000,000, were initially scheduled to mature at various dates through December 1, 2003 and bore interest at an annual rate of 8%. The Company received gross proceeds of $3,000,000 from the sale, which was made through a private placement that was intended to be exempt from registration under the Act. Subsequently, the affiliate assigned its rights and obligations to the Investor. The principal balance of, and interest accrued on, each of the New Debentures was convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $.80 per share or 75% of the average of the lowest closing bid prices for such shares over a specified period. The Company had the option to require such conversion in amounts that depended on the market price and daily volume of the shares over a specified period.

                    As additional consideration in connection with the sales of all of the New Debentures, the Investor received a 10% fee for each New Debenture issued. The Company also issued a warrant to the Investor for the purchase of 3,000,000 shares of the Company's common stock at $1.25 per share that was initially scheduled to be exercisable through October 20, 2005. The estimated fair value of the warrant was $3,450,000, as determined by the Black-Scholes option-pricing model method. Since the Company only received net proceeds from the sale of the New Debentures of $2,700,000 (which equaled the principal balance of the New Debentures net of the 10% fee paid to the Investor), it only recorded $2,700,000 of the estimated fair value of the warrant as debt discount which was to be amortized to interest expense over the related terms of the New Debentures. Accordingly, the Company had received net proceeds from the sale of New Debentures of $2,700,000 and had initially recorded an equivalent amount of debt discount.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing provided by CALP II Limited Partnership (continued):
                Convertible debentures (continued):
                    As additional consideration in connection with the sale of the New Debentures, the Company also reduced the conversion price for the Debenture to the lesser of $1.31 per share to $.80 per share or 75% of the average of the lowest closing bid prices for such shares over a specified period, which was also the conversion price for the New Debentures. The fair value of the Company's common stock on October 20, 2000 was $1.25 per share which exceeded the adjusted conversion price for the Debenture and the conversion price for the New Debentures of $.80 per share. Such excess constituted beneficial conversion rights for which the value was measured, as explained above, by the difference between the aggregate conversion price and the fair value of the common stock into which the securities were convertible, multiplied by the number of shares into which the securities were convertible. The beneficial conversion rights had an aggregate fair value of $2,800,000 at October 20, 2000, of which approximately $1,600,000 and $1,200,000 applied to the Debenture and the New Debentures, respectively. However, the Company did not record any additional charges for the fair values of the beneficial conversion rights since the fair values of the beneficial conversion rights and/or warrants previously issued to the Investor in connection with the Debenture and the fair value of the warrants issued to the Investor in connection with the New Debentures had already offset the proceeds allocated to the Debenture and the New Debentures.

                    The Company also agreed to issue to the Investor on each date on which the Investor converted any portion of a New Debenture a warrant to purchase a number of shares of common stock equal to 20% of the number of shares issued upon conversion of that portion of the New Debenture. The exercise price for these warrants was to be equal to 110% of the average bid price of the Company's common stock over a specified period preceding the date of conversion.

                    In January 2001, the Investor purchased two additional convertible debentures each of which had a principal balance of $200,000 (the "Additional Debentures"). The sales of the Additional Debentures were made through private placements intended to be exempt from registration under the Act. The terms for the conversion of the Additional Debentures were the same as those for the Debenture and the New Debentures. The fair value of the Company's common stock on the dates of issuance exceeded the adjusted conversion price for the Additional Debentures. Such excess constituted beneficial conversion rights which had a fair value of $217,770, for which the value was measured, as explained above, by the difference between the aggregate conversion price and the fair value of the common stock into which the securities were convertible, multiplied by the number of shares into which the securities were convertible. Since the Additional Debentures were convertible immediately upon issuance, the fair value of the beneficial conversion rights attributable to the issuance of the Additional Debentures was charged to interest expense during the six months ended January 31, 2001.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing provided by CALP II Limited Partnership (continued):
                Convertible debentures (concluded):
                    The issuances of the beneficial conversion rights and the warrants in connection with the sales of the Debenture, the New Debentures and the Additional Debentures were noncash transactions and, accordingly, they are not reflected in the accompanying consolidated statements of cash flows.

                    The Debenture, the New Debentures and the Additional Debentures were all cancelled concurrent with the sale of JAGfn on February 1, 2001 (see Note 6).

                    During the portion of 2001 prior to the sale of JAGfn, amortization of deferred financing costs and debt discount applicable to the Debenture, the New Debentures and the Additional Debentures totaled $442,020 and $719,214, respectively. During 2000, amortization of deferred financing costs and debt discount applicable to the Debenture totaled $36,854 and $38,929, respectively.

                    During the portion of 2001 prior to the sale of JAGfn and the cancellation of the Debenture, the Investor received 3,376,952 shares of the Company's common stock upon the conversion of a portion of the Debenture with an aggregate principal balance of $1,052,000 and a carrying value, net of debt discount, of $715,043 and the conversion of accrued interest of $36,598.

                    The issuances of the warrants in connection with the sales of the Debentures and the New Debentures and the issuances of the shares upon the partial conversion of the Debenture were transactions intended to be exempt from registration under the Act.

                    As of February 1, 2001, the date of their cancellation, the Debenture, the New Debentures and the Additional Debentures had an aggregate principal balance of $4,848,000 and a carrying value of $1,399,406, net of unamortized debt issuance costs of $405,626 and unamortized debt discount $3,176,142. In addition, accrued interest of $71,418 applicable to the Debenture, the New Debentures and the Additional Debentures was cancelled as of February 1, 2001.

                Equity financing agreement:
                    As of June 14, 2000, the Company entered into another financing agreement (the "Equity Financing Agreement") with the Investor pursuant to which it could have required the Investor to purchase shares of the Company's common stock from time to time at an aggregate purchase price of $10,000,000 and a price per share equal to 85% of the average of the lowest closing bid prices for such shares over a specified period preceding the date of each required purchase. The Company also agreed to: (i) issue to the Investor on each date on which the Investor advanced funds to the Company under the Equity Financing Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that were subject to the advance with an exercise price of 110% of the highest closing bid price for such shares over a specified period preceding the date of each advance; and (ii) pay a fee to the placement agents and their counsel equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Financing Agreement.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing provided by CALP II Limited Partnership (concluded):
                Equity financing agreement (concluded):
                    The Equity Financing Agreement was originally due to expire in December 2002; however, it was cancelled concurrent with the sale of JAGfn on February 1, 2001 (see Note 6).

                    During the period from June 14, 2001 through April 30, 2001, the Investor paid a total of $1,166,670 pursuant to the Equity Financing Agreement for 1,135,850 shares of common stock and warrants to purchase 227,168 shares of common stock (all of which remained outstanding until they were cancelled concurrent with the sale of JAGfn) and, as a result, the Company received proceeds of $1,050,000, net of $116,670 of placement fees. The issuances of such shares and warrants were transactions intended to be exempt from registration under the Act.

Note 6 - Disposition of JAGfn:
                During 2001, the Company transferred a total of 15% of the membership interests in JAGfn to three of its executives pursuant to the terms of their employment contracts. Management believes that the fair value of the interests transferred was immaterial and, accordingly, the Company did not record any charges in connection with the transfers.

                On February 1, 2001, the Company sold its remaining 85% interest in JAGfn to the Investor for consideration comprised primarily of (i) a payment of approximately $1,002,000 in cash, and (ii) an agreement to cancel the Company's obligation to repay the Debenture, the New Debentures and the Additional Debentures and the accrued interest thereon. The Investor also agreed to, among other things, assume substantially all of the Company's contractual obligations including, but not limited to, those under its lease, employment and consulting agreements; the cancellation of certain warrants to purchase shares of the Company's common stock; the cancellation of the Equity Financing Agreement; and the issuance of an option to the Company for the purchase of a 10% membership interest in JAGfn for $5,000,000 at any time prior to January 31, 2002. The Company also agreed to cancel JAGfn's obligation to repay intercompany advances.

                The assets and liabilities of JAGfn as of January 31, 2001 are summarized below:

                 Current assets - prepaid expenses                  $   225,000
                 Equipment, net                                         567,343
                 Capitalized web site development costs, net             64,224
                 Other assets                                            96,793
                                                                    -----------
                        Total assets                                    953,360
                                                                    -----------

                 Current liabilities:
                     Accounts payable and accrued expenses              341,044
                     Current portion of capital lease obligations        47,186
                     Intercompany advances                            4,553,373
                                                                    -----------
                        Total current liabilities                     4,941,603
                 Capital lease obligations, net of current portion       20,743
                                                                    -----------
                        Total liabilities                             4,962,346
                                                                    -----------

                 Members' deficiency                                $(4,008,986)
                                                                    ===========

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 6 - Disposition of JAGfn (concluded):
                The members' deficiency at January 31, 2001 was equivalent to JAGfn's operating loss and net loss from the inception of its operations on August 1, 2000 through January 31, 2001. JAGfn did not generate any revenues through January 31, 2001.

                As a result of the sale, the Company recorded a gain during 2001 of $196,959 as shown below:

                 Cash paid by purchaser                          $1,002,147
                 Net carrying value of cancelled convertible
                      notes payable to the Investor (Note 5)      1,399,406
                 Members' deficiency of JAGfn                     4,008,986
                                                                 ----------
                        Total                                     6,410,539
                                                                 ----------

                 Less write-off of:
                     Intercompany advances                        4,553,373
                     Unearned compensation (A)                    1,660,207
                                                                 ----------
                        Total                                     6,213,580
                                                                 ----------

                 Net gain                                        $  196,959
                                                                 ==========

                  (A) This amount represented the balance as of January 31, 2001 of the unamortized unearned compensation associated with consulting and employment agreements assumed by JAGfn (see
                      Note 7).

                The sale of JAGfn in exchange for the consideration shown above involved, in part, noncash transactions that are not reflected in the accompanying consolidated statement of cash flows for 2001.


Note 7 - Issuances of common stock, warrants and stock options:
                Private placements of common stock and warrants:
                    As further explained in Note 5, the Company issued to the Investor 3,376,952 shares of common stock upon the conversion of a portion of the Debenture with an aggregate principal balance of $1,052,000 and accrued interest of $36,598 and 1,135,850 shares and warrants to purchase 227,168 shares pursuant to the Equity Financing Agreement for which it received net proceeds of $1,050,000 during 2001. The Company also issued to the Investor a warrant for the purchase of 3,000,000 shares at $1.25 per share in connection with the sale of the New Debentures in 2001 and a warrant for the purchase of 428,571 shares at $1.75 per share in connection with the sale of the Debenture in 2000. All of the warrants issued to the Investor were cancelled concurrent with the sale of JAGfn on February 1, 2001. The issuances of such shares and warrants were transactions intended to be exempt from registration under the Act.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 7 - Issuances of common stock, warrants and stock options (continued):
                Private placements of common stock and warrants (concluded):
                    During 2000, the Company received proceeds of $2,474,960, net of related costs and expenses of $275,040, from the sale of 785,715 shares of common stock to other investors through private placements intended to be exempt from registration under the Act.

                    During 1999, the Company issued warrants to purchase 555,130 shares of common stock at $14.00 per share in connection with a private placement of units of common stock and warrants intended to be exempt from registration under the Act. All of those warrants expired in April 2000.

                Options, warrants and other equity instruments issued for services:
                    In addition to the warrants issued to the Investor and sold through the private placement described above, the Company has issued, from time to time, stock options, warrants and/or shares of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of SFAS 123.

                    The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 1999 as a result of issuances as a result of issuances of those options and warrants to employees and nonemployees as compensation for services to the number outstanding at July 31, 2001 and sets forth other related information:

                                                                                             Range of
                                                                             Number          Exercise
                                                                           of Shares          Prices
                                                                           ---------      --------------
                        Options and warrants issued for services
                           outstanding, August 1, 1999 (A)                   335,000      $2.00 - $16.25
                        Warrants issued for legal and other
                           professional services (B)                         275,000              $ 2.00
                        Options and warrants granted to employees,
                           investment analysts and commentators (C)        4,382,500      $1.50 - $ 6.00
                        Options cancelled (C)                               (100,000)             $16.25
                        Options exercised                                    (18,000)             $ 2.00
                                                                           ---------
                        Options and warrants issued for services
                           outstanding, August 1, 2000                     4,874,500      $1.50 - $ 6.00
                        Options granted to employees, investment
                           analysts and commentators (C)                   3,959,000      $ .10 - $ 2.00
                        Warrants cancelled (D)                              (250,000)             $ 2.00
                                                                           ---------
                        Options and warrants issued for services
                           outstanding, July 31, 2001 (E) (F)              8,583,500      $ .10 - $ 6.00
                                                                           =========

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 7 - Issuances of common stock, warrants and stock options (continued):
                Options, warrants and other equity instruments issued for services (concluded):
                    (A) The cost of these options and warrants of $1,826,850, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation in 1999.

                    (B) The warrants were issued for services received in connection with the sale of the Debenture. The cost of the warrants of $599,500, determined based on their aggregate estimated fair value at the date of issuance, was initially charged to debt financing costs in 2000 as further explained in Note 5.

                    (C) The cost of the options and warrants of $1,935,870 and $11,918,685, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation in 2001 and 2000, respectively, as further explained below. The aggregate cost for 2000 includes $729,000 for the incremental cost of options to purchase 200,000 shares at $2.00 per share that were issued pursuant to an amendment to an agreement with an investment analyst that also provided for the cancellation of options granted in 1999 to purchase 100,000 shares at $16.25 per share. The incremental cost represents the fair value of the options to purchase 200,000 shares at the date of grant in 2000 of $894,000, net of the fair value of the options to purchase 100,000 shares cancelled at the original date of grant in 1999 of $165,000.

                    (D) These warrants were effectively cancelled as a result of the sale of JAGfn to the Investor.

                    (E) These options and warrants also include options for the purchase of 5,741,500 shares granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which was approved by the Board of Directors on October 1, 1999. The Incentive Plan provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan may not exceed 6,000,000 shares. As of July 31, 2001, the options for the purchase of all of the 5,741,500 shares remained outstanding.

                    (F) These options and warrants will expire at various dates from June 2005 through July 2011.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 7 - Issuances of common stock, warrants and stock options (continued):
                Options, warrants and other equity instruments issued for services (continued):
                    The following table summarizes information about the number of shares of common stock subject to options and warrants that were outstanding at July 31, 2001 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services:

                                                                                                  Options and
                                   Options and Warrants Outstanding                           Warrants Exercisable
                     ----------------------------------------------------------------       ------------------------
                                                             Weighted
                                                             Average
                                                             Years of        Weighted                      Weighted
                                                            Remaining        Average                        Average
                      Exercise             Number          Contractual       Exercise          Number      Exercise
                       Prices           Outstanding           Life            Price         Exercisable      Price
                      --------          -----------        -----------       --------       -----------    ---------
                     $    .10               550,000            9.75            $ .10           550,000       $ .10
                      .25-.38             2,880,000            9.36              .25         2,880,000         .25
                         1.50                50,000            8.92             1.50            50,000        1.50
                         2.00             3,853,500            7.12             2.00         3,691,407        2.00
                         3.50               500,000            3.63             3.50           500,000        3.50
                         6.00               750,000            3.63             6.00           515,625        6.00
                                          ---------                                          ----------

                     $.10 - $6.00         8,583,500            7.54            $1.73         8,187,032       $1.60
                     ============         =========            ====            =====         =========       =====

                    A total of $1,935,870 and $11,918,685 was charged to unearned compensation during 2001 and 2000, respectively, as a result of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above. Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $8,181,124 and $6,053,552 was amortized during 2001 and 2000, respectively. The unamortized balance of $975,090 and $8,880,551 has been reflected as a reduction of stockholders' equity as of July 31, 2001 and 2000, respectively.

                    Unearned compensation of $1,660,207 as of January 31, 2001 was attributable to compensation for employees of, and consulting, professional and other services provided to, JAGfn and, accordingly, that amount was charged against the proceeds from the sale of JAGfn on February 1, 2001 in connection with the determination of the gain from that sale, as explained in Note 6.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 7 - Issuances of common stock, warrants and stock options (concluded):
                Options, warrants and other equity instruments issued for services (concluded):
                    The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the "minimum value method" through October 31, 1999 (due to the limited amount of trading of the Company's shares through that date) and the Black-Scholes option-pricing model thereafter. The fair values were determined in 2001 and 2000 based on the following assumptions:

                         Expected years of option life:                      5
                         Risk-free interest rate:                            6%
                         Dividend yield:                                     0%
                         Volatility:
                            February 1, 2000 through April 30, 2000        110%
                            May 1, 2000 through July 31, 2000              154%
                            August 1, 2000 through October 31, 2000        161%
                            November 1, 2000 through April 30, 2001        191%
                            May 1, 2001 through July 31, 2001              263%


Note 8 - Employee benefit plans:
                The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company's contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2001 and 2000.


Note 9 - Commitments and contingencies:
                Concentrations of credit risk:
                    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. From time to time the Company's cash balances exceed Federal insurance limits although there was no such excess at July 31, 2001. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

                    The Company extends credit to its customers. Generally, it does not require any collateral. The Company closely monitors the extension of credit while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2001.

                Consulting and employment agreements:
                    As of July 31, 2001, the Company was obligated to make approximate cash payments under consulting and employment agreements totaling approximately $1,370,000, of which $639,000, $581,000 and $150,000 is payable in the years ending July 31, 2002, 2003 and 2004, respectively (see Note
                    11).

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 9 - Commitments and contingencies (concluded):
                Leases:
                    The Company had been leasing office space under month-to-month leases and noncancelable leases. Rent expense under all such leases, which were classified as operating leases, totaled approximately $1,212,000 and $766,000 for 2001 and 2000, respectively. As of July 31, 2001, the Company was not subject to any significant noncancelable office leases.

                    Prior to the sale of Jagfn, the Company had used computer equipment under lease agreements that were classified as capital leases. The Company effectively acquired equipment at a cost of $46,315 and $96,223 in 2001 and 2000, respectively, by incurring capital lease obligations. These noncash transactions are not reflected in the accompanying consolidated statements of cash flows.

                Litigation:
                    The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.


Note 10 - Fair value of financial instruments:
                The Company's material financial instruments at July 31, 2001 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable. In the opinion of management, cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values at July 31, 2001 because of their liquidity and/or their short-term maturities.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 11 - Subsequent events:
                On August 17, 2001, the Company entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company has, in effect, "put" options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The term of the Equity Line Agreement will extend for 36 months from the date a registration statement under the Securities Act of 1933 (the "Act") filed by the Company for the registration of the shares issuable to Cornell Capital becomes effective, unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions. For each put exercised, there shall be two closing dates five trading days apart. The number of shares to be purchased at each closing of a put shall be equal to 150% of the average daily trading volume of the Company's common stock over a specified period. At least 10 trading days must elapse before the Company can deliver a new put notice to Cornell Capital. However, during the 12-month period following the effective date of the registration statement, the amount of each advance, net of any cash fees payable to Cornell Capital pursuant to the terms of the Equity Line Agreement, must be at least $50,000 per put and the minimum amount of funding to be provided by Cornell Capital will be $100,000 per month. Cornell Capital received 1,500,000 shares of the Company's common stock as of August 17, 2001 as additional consideration for entering into the Equity Line Agreement. Certain principals of Cornell Capital agreed to surrender for cancellation outstanding warrants, dated July 21, 2000, for the purchase of a total of 690,000 shares of the Company's common stock.

                Pursuant to amended and restated employment agreements between the Company and its three senior executives, each dated August 31, 2001, the Company will be obligated to make cash payments of $150,000 to each of the three senior executives annually during the three year period ending August 31, 2004. As a result of the amendments, the Company's obligations for cash payments under all of its consulting and employment agreements during periods subsequent to July 31, 2001 will increase from approximately $1,370,000, as set forth in Note 9, to approximately $1,483,000, of which $545,000, $450,000, $450,000 and $38,000 will be payable in the years ending July 31, 2002, 2003, 2004 and 2005, respectively.

                       JagNotes.com Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements



Note 11 - Subsequent events (concluded):
                The Company also granted options to purchase 1,000,000 shares of its common stock at $.02 per share to each of the three senior executives as additional compensation for services to be rendered under such contracts. The various options granted to the three senior executives pursuant to their original employment agreements, which gave each executive the right to purchase 900,000 shares of common stock at an exercise price of $.25 per share, were cancelled. Each of the three senior executives will also receive an additional option to purchase 500,000 shares of the Company's common stock at a price equal to 25% of the closing bid price on the last day of trading in each of the three years in the period ending August 31, 2004 if the average closing bid price of the Company's common stock is $1.00 per share or greater for the first year, $2.00 per share or greater for the second year and $3.00 per share or greater for the third year.


                                      *  *  *