Form 10KSB/A
period 2001-07-31
JAGNOTES COM
filed 2001-11-08
CIK 1089029

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                  FORM 10-KSB/A

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
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
     of Incorporation)

   6865 SW 18th Street, Suite B13
         Boca Raton, Florida                                33433
(Address of Principal Executive Offices)                  (Zip Code)

                                 (561) 393-0605
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:

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

         The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the Common Stock on November 5, 2001 as reported on the OTC Bulletin Board, was approximately $2,350,922.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at November 5, 2001
                    -----                        -------------------------------
Common Stock, par value $0.00001 per share                  22,822,683

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.
================================================================================

Explanatory Note.

         This Report on Form 10-KSB/A amends and restates the disclosure contained in Item 1 of Part I and Item 5 of Part II of the Annual Report on Form 10-KSB filed by JagNotes.com Inc. (the "Company") with the Securities and Exchange Commission on October 23, 2001 to (a) correct typographical errors relating to (i) the number of employees of the Company under the heading entitled "Employees" in Item 1 of Part I and (ii) the number of outstanding options of the Company as of July 31, 2001 under the heading "Rights of Security Holders" in Item 5 of Part II and (b) to provide additional disclosure under the heading "Recent Sale of Unregistered Securities" in Item 5 of Part II. The entire text of each of the those Items has been restated in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities
Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as may, will, should, estimates, predicts, potential, continue, strategy, believes, anticipates, plans, expects, intends and similar expressions are intended to identify forward-looking statements. Our discussions relating to our liquidity and capital resources, our subscription and advertising revenues, our business strategy, our competition, and the future of the Internet and webcasting over the Internet, among others, contain such statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled Risk Factors.

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

The first Internet-based trading systems were introduced in 1995. Since that time, online trading has increased dramatically. According to a January 2001 estimate, there were 7.8 million individuals trading online, making 807,000 trades per day. As of January 2001, there were over 200 broker-dealers providing retail investors with the ability to trade online. (See Securities and Exchange Commission, Office of Compliance Inspections and Examinations: Examinations of Broker-Dealers Offering Online Trading: Summary of Findings and Recommendations (January 25, 2001). In an article posted on Web Finance on April 2, 2001, Jerry Minkoff noted that there had been a 6% growth in online trading households in the past six months compared to a 22% growth in the preceding six-month period. According to Minkoff, New investors are shying away at this time but Internet usage has increased by 30%, leaving a potential online investing pool available for acquisition. (See Jerry Minkoff, Online Brokerages Struggle as Market Indexes Sag, Web Finance (April 2, 2001). However, a recent J.D. Power survey, dated March 27, 2001, indicates that the online trading population has declined by approximately 20 percent. (See J.D. Power and Associates Reports, Online Brokerage Firms Continue to Have a Strong Hold on Current Investment Pool; Study Shows Many Online Investors Plan to Maintain, or Increase Trading Volume (March 27, 2001)).

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

The JagNotes Rumor Report - Because rumors can move equities, we have established the Rumor Room where we post rumors about various stocks that have been heard on the street. When we hear rumors, we post the information in the Rumor Report and indicate the date and time of the rumor. We also attempt to contact the company or companies involved in the rumors for a comment and post the results of this inquiry with the rumor. While we realize that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of our site, we believe that every trader and investor - large and small - should have access to this information to determine its usefulness. The JAGfn Rumor Report is available to our subscribers and updated throughout the day.

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

Note: These are our strategies, goals and targets. We believe in them, but we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. In addition we are dependent on having sufficient cash to carry out our strategy. Alternatively, we may have to continue to reduce services to a level subscribers may not find valuable. Please read Risk Factors beginning on page 8 before making any investment decision.

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

Employees

As of October 22, 2001, we had 8 employees. As of that date, we had entered into employment agreements with three of our employees, each of whom is an officer and director of JagNotes.

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

         -------------------------------------------      --------      -------
                                                            High          Low
         -------------------------------------------      --------      -------
         Fiscal Year 2000
         -------------------------------------------      --------      -------
         First Quarter, ending October 31, 1999             $8.19        $5.38
         -------------------------------------------      --------      -------
         Second Quarter, ending January 31, 2000             8.00         3.38
         -------------------------------------------      --------      -------
         Third Quarter, ending April 30, 2000                5.50         1.50
         -------------------------------------------      --------      -------
         Fourth Quarter, ending July 31, 2000                2.88         0.81
         -------------------------------------------      --------      -------
         Fiscal Year 2001
         -------------------------------------------      --------      -------
         First Quarter, ending October 31, 2000              2.13         0.94
         -------------------------------------------      --------      -------
         Second Quarter, ending January 31, 2001             1.16         0.13
         -------------------------------------------      --------      -------
         Third Quarter, ending April 30, 2001                0.27         0.04
         -------------------------------------------      --------      -------
         Fourth Quarter, ending July 31, 2001                0.45         0.04
         -------------------------------------------      --------      -------
         Fiscal Year 2002
         -------------------------------------------      --------      -------
         First Quarter, through October 22, 2001             0.32         0.05
         -------------------------------------------      --------      -------

As of October 22, 2001, there were 91 stockholders of record of our common stock. On October 22, 2001, the closing bid price for our common stock was $0.065.

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

Options

As of July 31, 2001, there were options outstanding to purchase an aggregate of 6,558,500 shares of our common stock at exercise prices ranging from $0.10 to $3.50 per share, subject to certain vesting requirements, at any time prior to various dates through March 14, 2005, provided, however, that certain of these options will expire prior to such dates upon the termination of certain contracts with us.

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

Recent Sale of Unregistered Securities

We have made the following sales of unregistered securities within the last three years:

On October 5, 2001, we entered into a Settlement Agreement with Strategic Growth International, Inc., pursuant to which we agreed to issue to Strategic Growth International 441,807 shares of our common stock in lieu of $57,434.52 in cash payments which were owed to Strategic Growth International under our investor relations services agreement. As of the date of this filing, the certificate evidencing such shares had not yet been issued. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) thereof.

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

                                                     JAGNOTES.COM, INC.


                                                     /s/ Gary Valinoti
                                                     -----------------
                                                     Gary Valinoti
                                                     Chief Executive Officer

Dated: November 6, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        Signature                                Title                                 Date
                                 Chief Executive Officer, President and
/s/ Gary Valinoti                Director (Principal Executive Officer)           November 6, 2000
-----------------------------
Gary Valinoti

/s/ Stephen J. Schoepfer         Chief Operating Officer and Director             November 6, 2000
-----------------------------
Stephen J. Schoepfer

                                 Chief Financial Officer (Principal
/s/ Raymond G. Taylor            Financial and Accounting Officer)                November 6, 2000
-----------------------------
Raymond G. Taylor

                                 Executive Vice President, General Counsel
/s/ Thomas J. Mazzarisi          and Director                                     November 6, 2000
-----------------------------
Thomas J. Mazzarisi