Form 10QSB
period 2001-10-31
JAGNOTES COM
filed 2001-12-26
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended October 31, 2001.
                        Commission File Number 000-28761.

                                JAGNOTES.COM INC.

             (Exact name of Registrant as specified in its Charter)

                    Nevada                              88-0380546
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

                               6865 SW 18th Street
                                   Suite B-13
                            Boca Raton, Florida 33433
                    (Address of Principal Executive Offices)

                                 (561) 393-0605
                (Issuer's Telephone Number, Including Area Code)

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

      As of November 30, 2001, the Registrant had 24,292,968 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       JagNotes.com Inc. and Subsidiaries




                                                                                          PAGE
                                                                                          ----
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet at October 31, 2001 (Unaudited)        F-2

              Condensed Consolidated Statements of Operations
              Three Months Ended October 31, 2001 and 2000 (Unaudited)                    F-3

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              (Deficiency)
              Three Months Ended October 31, 2001 (Unaudited)                             F-4

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended October 31, 2001 and 2000 (Unaudited)                    F-5

              Notes to Condensed Consolidated Financial Statements                     F-6/12

Item 2.       Management's Discussion and Analysis or Plan of Operation                 13-17



                                      * * *

                       JagNotes.com Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                October 31, 2001
                                   (Unaudited)



                                              Assets

Current assets:
    Cash and cash equivalents                                                          $       22,855
    Accounts receivable                                                                        85,249
    Other current assets                                                                       88,902
                                                                                      ---------------
           Total current assets                                                               197,006

Equipment, net of accumulated depreciation of $86,619                                          84,369
Capitalized web site development costs, net of accumulated
    amortization of $219,788                                                                  307,713
                                                                                       --------------

           Total                                                                        $     589,088
                                                                                        =============


                                Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued expenses                                               $     518,382
    Deferred revenues                                                                         194,738
                                                                                       --------------
           Total liabilities                                                                  713,120
                                                                                       --------------

Commitments and contingencies

Stockholders' deficiency:
    Common stock, par value $.00001 per share; 22,166,367
        shares issued and outstanding                                                             222
    Additional paid-in capital                                                             35,583,650
    Unearned compensation                                                                    (423,278)
    Accumulated deficit                                                                   (35,284,626)
                                                                                         ------------
           Total stockholders' deficiency                                                    (124,032)
                                                                                       --------------

           Total                                                                        $     589,088
                                                                                        =============



See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                  Three Months Ended October 31, 2001 and 2000
                                   (Unaudited)



                                                               2001               2000
                                                           ------------      --------------
Revenues                                                   $    182,998      $    263,680
                                                           ------------      ------------

Operating expenses:
    Cost of revenues                                            177,134         1,962,352
    Selling expenses                                             19,532            57,880
    General and administrative expenses                         731,688         3,944,584
                                                           ------------      ------------
        Totals                                                  928,354         5,964,816
                                                           ------------      ------------

Loss from operations                                           (745,356)       (5,701,136)

Other income (expense):
    Interest income                                                                 5,473
    Interest expense                                                             (241,839)
                                                           ------------      ------------

Net loss                                                   $   (745,356)     $ (5,937,502)
                                                           ============      ============


Basic net loss per share                                   $       (.04)     $       (.38)
                                                           ============      ============


Basic weighted average common shares outstanding             20,804,945        15,521,677
                                                           ============      ============


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                       Three Months Ended October 31, 2001
                                   (Unaudited)



                                               Common Stock
                                          --------------------------     Additional
                                          Number of                       Paid-in          Unearned    Accumulated
                                            Shares        Amount          Capital        Compensation     Deficit          Total
                                          ------------  ------------   ------------    --------------  ------------    ------------
Balance, August 1, 2001                    19,312,807   $        193   $ 35,669,723    $   (975,090)   $(34,539,270)   $    155,556

Sales of common stock pursuant
    to equity financing agreement,
    net of expenses of $9,419               2,853,560             29         78,927              --              --          78,956

Effects of issuance of stock
    options in exchange for
    services                                       --             --         24,000              --              --          24,000

Effects of cancellation of stock
    options previously issued in
    exchange for services                          --             --       (189,000)        189,000              --              --

Amortization of unearned
    compensation                                   --             --             --         362,812              --         362,812

Net loss                                           --             --             --              --        (745,356)       (745,356)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, October 31, 2001                  22,166,367   $        222   $ 35,583,650    $   (423,278)   $(35,284,626)   $   (124,032)
                                         ============   ============   ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                  Three Months Ended October 31, 2001 and 2000
                                   (Unaudited)



                                                                                       2001               2000
                                                                                   -------------     ---------------
Operating activities:
    Net loss                                                                          $(745,356)       $(5,937,502)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                                      9,239             46,023
        Amortization of capitalized web site development costs                           43,958             51,743
        Amortization of unearned compensation                                           362,812          2,981,028
        Effects of issuance of stock options in exchange for services                    24,000
        Charges to interest expense for amortization of deferred
           financing costs and debt discount                                                               190,338
        Changes in operating assets and liabilities:
           Accounts receivable                                                          (44,165)           (48,895)
           Other current assets                                                          10,718            275,366
           Other assets                                                                                     (3,618)
           Accounts payable and accrued expenses                                        254,881            704,854
           Deferred revenues                                                             14,374              5,350
           Noncurrent accrued interest payable                                                              51,500
                                                                                      ---------        -----------
               Net cash used in operating activities                                    (69,539)        (1,683,813)
                                                                                      ---------        -----------

Investing activities:
    Purchases of equipment                                                                                (255,998)
    Web site development costs capitalized                                                                 (77,069)
                                                                                                       -----------
               Net cash used in investing activities                                                      (333,067)
                                                                                                       -----------

Financing activities:
    Payments of capital lease obligations                                                                  (26,777)
    Proceeds from private placement of convertible debentures                                              500,000
    Costs paid in connection with private placement of
        convertible debentures                                                                             (50,000)
    Net proceeds from private placements of common stock                                 78,956          1,050,000
                                                                                      ---------        -----------
               Net cash provided by financing activities                                 78,956          1,473,223
                                                                                      ---------        -----------

Net increase (decrease) in cash and cash equivalents                                      9,417           (543,657)
Cash and cash equivalents, beginning of period                                           13,438            806,586
                                                                                      ---------        -----------

Cash and cash equivalents, end of period                                              $  22,855        $   262,929
                                                                                      =========        ===========


See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JagNotes.com Inc. ("JagNotes") and its subsidiaries as of October 31, 2001, their results of operations for the three months ended October 31, 2001 and 2000, their changes in stockholders' equity (deficiency) for the three months ended October 31, 2001 and their cash flows for the three months ended October 31, 2001 and 2000. JagNotes and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2001 and for the years ended July 31, 2001 and 2000 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2001 that was previously filed with the SEC.

                The results of the Company's operations for the three months ended October 31, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2002.

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, during the three months ended October 31, 2001 and 2000, the Company only generated revenues of approximately $183,000 and $264,000, respectively; it incurred net losses of approximately $745,000 and $5,938,000, respectively; and it had cash flow deficiencies from operating activities of approximately $70,000 and $1,684,000, respectively. As a result, the Company had a working capital deficiency of approximately $516,000 and an accumulated deficit of approximately $35,285,000 as of October 31, 2001. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (continued):
                As further explained in Note 1 to the 10KSB, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generate revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. In September 2000, a subsidiary, JAGfn Broadband, L.L.C. ("JAGfn"), started an advertiser-based financial webcast which was sold on February 1, 2001. Another subsidiary, JagNotes.Euro.com Ltd. ("Euro"), was attempting to generate foreign revenues. Euro's activities were terminated prior to January 31, 2001.

                Primarily as a result of the sale of the advertiser-based financial webcast operations and the termination of its efforts to generate foreign revenues during the year ended July 31, 2001, the Company's net loss was reduced to approximately $745,000 for the three months ended October 31, 2001 from approximately $5,938,000 for the three months ended October 31, 2000. The net losses included noncash charges principally for depreciation and amortization of approximately $440,000 and $3,269,000 for the three months ended October 31, 2001 and 2000, respectively.

                Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least October 31, 2002 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which the Company has, in effect, "put" options whereby, subject to certain conditions, it can require the investment partnership to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through September 27, 2004. The minimum amount of funding to be provided by the investment partnership will be $100,000 per month through September 27, 2002. The Company's ability to obtain additional amounts will depend, among other things, on the market value and average daily trading volume of its shares and the ability of the investment partnership to fund its commitment. As of December 14, 2001, the Company had received gross proceeds of approximately $482,000 from the exercise of "put" options (see Notes 4 and 5 herein).

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):
                Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least October 31, 2002. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

                The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

                Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the three months ended October 31, 2001 and 2000 and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of the outstanding convertible debentures would have been anti-dilutive.


Note 3 - Income taxes:
                As of October 31, 2001, the Company had net operating loss carryforwards of approximately $20,192,000 available to reduce future Federal taxable income which will expire from 2019 through 2022.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Income taxes (concluded):
                As of October 31, 2001, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                  Deferred revenues, net                     $       78,000
                  Unearned compensation                           5,903,000
                  Net operating loss carryforwards                8,065,000
                                                              -------------
                                                                 14,046,000
                  Less valuation allowance                      (14,046,000)
                                                               ------------

                     Total                                   $        -
                                                             ==============

                Due to the uncertainties related to, among other things, the potential changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2001.

                The Company had also offset the potential benefits from its net deferred tax assets by equivalent valuation allowances during the year ended July 31, 2001. As a result of the increases in the valuation allowance of $297,000 and $2,371,000 during the three months ended October 31, 2001 and 2000, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.


Note 4 - Other issuances of common stock, warrants and stock options:
                Equity financing agreement:
                    As further explained in Note 11 in the 10-KSB, on August 17, 2001, the Company entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company has, in effect, "put" options whereby, subject to certain conditions, it was initially able to require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 from September 27, 2001 through September 27, 2004, unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company in connection with each put. The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions. For each put exercised, there shall be two closing dates five trading days apart. The number of shares to be purchased at each closing of a put shall be equal to 150% of the average daily trading volume of the Company's common stock over a specified period. At least 10 trading days must elapse before the Company can deliver a new put notice to Cornell Capital. However, during the 12-month period ending September 27, 2002, the amount of each advance, net of any cash fees payable to Cornell Capital pursuant to the terms of the Equity Line Agreement, must be at least $50,000 per put and the minimum amount of funding to be provided by Cornell Capital will be $100,000 per month. Cornell Capital received 1,500,000 shares of the Company's common stock as of August 17, 2001 as additional consideration for entering into the Equity Line Agreement. Certain principals of Cornell Capital agreed to surrender for cancellation outstanding warrants, dated July 21, 2000, for the purchase of a total of 690,000 shares of the Company's common stock.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


                    During the three months ended October 31, 2001, Cornell Capital was required to pay $88,375 and it received 1,353,560 shares of common stock as a result of the exercise of put options, and the Company received proceeds of $78,956 net of $9,419 of placement fees.

                Options, warrants and other equity instruments issued for
                  services:
                    The Company has issued, from time to time, stock options, warrants and/or shares of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2 in the 10-KSB, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

                    The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2001 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at October 31, 2001 and sets forth other related information:


                                                                                           Number       Range of
                                                                                         of Shares   Exercise Prices
                                                                                         ---------   ---------------
                         Options and warrants issued for services
                            outstanding, August 1, 2001 (A)                               8,583,500    $.10 - $6.00
                         Options granted to employees (B)                                 3,000,000    $.02
                         Options and warrants cancelled (B)(C)                           (4,756,000)   $.25 - $2.00
                                                                                         ----------

                         Options and warrants issued for services
                            outstanding, October 31, 2001 (D) (E)                         6,827,500    $.10 - $6.00
                                                                                         ==========    ============


                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Other issuances of common stock, warrants and stock options
                (continued): Options, warrants and other equity instruments issued for services (continued):

                         (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation. The balance of unearned compensation as of August 1, 2001 was $975,090.

                         (B) As further explained in Note 11 to the 10-KSB, on August 31, 2001, pursuant to amended and restated employment agreements between the Company and its three senior executives, each dated August 31, 2001, the Company granted options to purchase 1,000,000 shares of its common stock at $.02 per share to each of the three senior executives as additional compensation for services to be rendered under such contracts. Options previously granted to the three senior executives pursuant to their original employment agreements, which gave each executive the right to purchase 900,000 shares of common stock at an exercise price of $.25 per share, were cancelled. In accordance with the provisions of SFAS 123, the Company charged $24,000 to compensation expense in the three months ended October 31, 2001, which represented the excess of the aggregate fair value of the options to purchase 1,000,000 shares granted to each executive on August 31, 2001 over the aggregate fair value of the options to purchase 900,000 shares previously granted to each of the executives immediately prior to the cancellation of those options.

                         (C) During the three months ended October 31, 2001, the Company reversed $189,000 of unearned compensation representing the unamortized portion of unearned compensation associated with options that were cancelled.

                         (D) These options and warrants also include options for the purchase of 5,492,500 shares granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which was approved by the Board of Directors on October 1, 1999. The Incentive Plan provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. As of October 31, 2001, the options for the purchase of all of the 5,492,500 shares remained outstanding.

                         (E) These options and warrants will expire at various dates from June 2005 through August 2011.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Other issuances of common stock, warrants and stock options
                (concluded): Options, warrants and other equity instruments issued for services (concluded):
                    A total of $24,000 and $833,270 was charged to unearned compensation during the three months ended October 31, 2001 and 2000 as a result of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above and/or in Note 7 in the 10-KSB. Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $362,812 and $2,981,028 was amortized during the three months ended October 31, 2001 and 2000, respectively. The unamortized balance of $423,278 has been reflected as a reduction of stockholders' equity as of October 31, 2001.

                    The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the Black-Scholes option-pricing model. The fair values were determined during the three months ended October 31, 2001 based on the following assumptions:

                         Expected years of option life:            5
                         Risk-free interest rate:                  4.5%
                         Dividend yield:                           0%
                         Volatility:                             307%


Note 5 - Other subsequent events:
                During the period from November 1, 2001 through December 14, 2001, Cornell Capital was required to pay $393,902 and it received 3,058,451 shares of common stock as a result of the exercise by the Company of put options, and the Company received proceeds of $374,207 net of $19,695 of placement fees, pursuant to the Equity Credit Agreement (see Note 4 herein). As of December 14, 2001, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the Equity Credit Agreement at an aggregate purchase price of $9,518,000 through September 27, 2004.



                                      * * *

Item 2.  Management's Discussion and Analysis.

                              RESULTS OF OPERATIONS

Three months ended October 31, 2001 as compared to the three months ended October 31, 2000

Revenues:

Revenues primarily consist of subscription revenue and are derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product JAGNotes. JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals. More recently, we changed our focus to also include the retail investor by providing a variety of investment information including but not limited to the JAGNotes report through our web site. During the three months ended October 31, 2001 subscription revenues decreased as compared to the three months ended October 31, 2000 with total subscription revenues for the comparable periods of approximately $183,000 and $264,000, respectively.

As more fully described in previous filings it was originally our intention to increase subscription revenues through international expansion and increased awareness of our United States of America web site. In addition, commensurate with the establishment of JAGfn Broadband L.L.C. ("JAGfn"), effective August 1, 2000 we began focusing much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would have provided for our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would have been ancillary to our operations as a whole. However, during the six months ended January 31, 2001 we halted our international expansion plans and had not received advertising income in connection with our real time video programming and a result JAGfn was sold on February 1, 2001. As a result of this change in focus we suffered a significant decrease in subscription revenue. We have once again re-focused our efforts on building the awareness of our JagNotes products and our web site in an attempt to increase subscription revenues.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, payments to commentators and employees for their reports that are posted on our web site and that were broadcasted on our webcast during the three months ended October 31, 2000 and salaries associated with the production of our webcast during the three months ended October 31, 2000. During the three months ended October 31, 2001 cost of revenues decreased by approximately $1,938,000 to approximately $177,000 from approximately $2,115,000 during the three months ended October 31, 2000.

The primary causes for this decrease were as follows:

      (i) A decrease of approximately $925,000 in costs for our commentators and consultants associated with our web site from approximately $987,000 during the three months ended October 31, 2000 to approximately $62,000 during the three months ended October 31, 2001. Such amounts included cash consideration of $48,000 and $508,000 and non-cash charges related to the amortization of unearned compensation of $14,000 and $479,000 during the three months ended October 31, 2001 and 2000, respectively. The decrease in such costs is commensurate with the expiration of consulting agreements entered into in prior years that were not renewed. In addition, we were relieved of substantially all of our obligations under various consulting agreements as part of the sale of JAGfn effective February 1, 2001.

      (ii) During the three months ended October 31, 2000 we incurred salary charges of approximately $929,000 in connection with the production of the JAGfn webcast. We were relieved of such costs concurrent with the sale of JAGfn effective February 1, 2001.

      (iii) A decrease in costs associated with the development and maintenance of our web-site of approximately $79,000 from approximately $131,000 during the three months ended October 31, 2000 to approximately $52,000 during the three months ended October 31, 2001. The decrease results from the fact that during the year ended July 31, 2000 and continuing into the three months ended October 31, 2000 we completed the process of re-designing our web site to integrate our webcast and as a result incurred additional costs.

The remainder of the decrease results from a decrease in telephone and fax costs which coincides with the decrease on our fax subscriber base.

Selling expense:

Selling expenses consist primarily of advertising and other promotional expenses. During the three months ended October 31, 2001 selling expenses decreased approximately $38,000 to approximately $20,000 from its level of approximately $58,000 during the three months ended October 31, 2000. The major components of this decrease are:

      (i) An approximate $29,000 decrease in advertising and promotional costs from approximately $32,000 during the three months ended October 31, 2000 to approximately $3,000 during the three months ended
            October 31, 2001.

      (ii) An approximate $9,000 decrease in business travel related expenses from approximately $26,000 during the three months ended October 31, 2000 to approximately $17,000 during the three months ended October 31, 2001.

The decrease in both of these expense categories results from our efforts to better contain costs as we attempt to build our subscription base.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $3,213,000 during the three months ended October 31, 2001 to $732,000 from approximately $3,945,000 during the three months ended October 31, 2000. The decrease in general and administrative expenses is primarily attributable to the following:

      (i) A decrease of approximately $841,000 in rent expense from approximately $844,000 during the three months ended October 31, 2000 to approximately $3,000 during the three months ended October 31, 2001. The decrease in rent expense is attributable to the lease costs that were associated with our webcasting studio and offices in New York City which we no longer have.

      (ii) A decrease of approximately $1,992,000 in amortization of unearned compensation, a non-cash charge from approximately $2,274,000 during the three months ended October 31, 2000 to approximately $282,000. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf during the fiscal year ended July 31, 2001. As of July 31, 2001 a significant portion of these costs had been fully amortized thus resulting in the significant decrease.

      (iii) A decrease in payroll and payroll related expenses of approximately $266,000 from approximately $469,000 during the three months ended October 31, 2000 to approximately $203,000 during the three months ended October 31, 2001. The decrease results from a significant downsizing of our staff subsequent to the year ended July 31, 2001 to be more commensurate with our operations.

The remainder of the decrease is attributable to our efforts to better contain costs.

Interest expense:

During the three months ended October 31, 2000 we incurred interest expense of approximately $242,000 of which $190,000 was associated with the amortization of deferred financing costs and debt discounts associated with outstanding convertible debentures. The remaining $52,000 was a result of accrued interest on the outstanding principal balance of such debentures.

Net Loss:

As a result of the above, we had a net loss of approximately $745,000 during the three months ended October 31, 2001 as compared to a net loss of $5,938,000 during the three months ended October 31, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

During the three months ended October 31, 2001 and 2000 we only generated revenues of approximately $183,000 and $264,000, and incurred net losses of approximately $745,000 and $5,938,000 and had cash flow deficiencies from operating activities of approximately $70,000 and $1,684,000, respectively. As a result, we had a cash balance of only $23,000, a working capital deficiency of $516,000 and an accumulated deficit of approximately $35,285,000 as of October 31, 2001. In addition, we believe that we will continue to incur net losses and cash flow deficiencies from operations through at least October 31, 2002. These matters raise substantial doubt about our ability to continue as a going concern.

Our net losses during the three months ended October 31, 2001 and 2000 included noncash operating expenses of approximately $440,000 and $3,269,000, respectively. Primarily as a result of the sale of the advertiser-based financial webcast operations of JAGfn and the termination of our efforts to generate foreign revenues we reduced our net loss from approximately $5,938,000 for the three months ended October 31, 2001 to $745,000 for the three months ended October 31, 2001. We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least October 31, 2002 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our financing agreement described below or through other financing agreements to enable us to continue as a going concern through at least October 31, 2002. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash balance of approximately $23,000 at October 31, 2001 results primarily from an equity financing agreement that we entered into in September 2001 with an investment partnership. Pursuant to the terms of the agreement we have, in effect, put options whereby, subject to certain conditions, we can require the investment partnership to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. We can exercise the put options over a period of up to 36 months which began on September 27, 2001, the date on which a registration statement under the Securities Act of 1933 (the Act) filed with the Securities and Exchange Commission (the SEC) by us for the registration of the shares issuable to the investment partnership became effective. During the 12-month period following the effective date of the registration statement, the minimum amount of funding to be provided by the investment partnership will be $100,000 per month. Our ability to obtain additional amounts will depend, among other things, on the market value and average daily trading volume of our shares and the ability of the investment partnership to fund its commitment. Pursuant to the equity financing agreement, during the three months ended October 31, 2001 we received gross proceeds of $88,375 for the sale of 1,353,560 shares of common stock and as a result we received proceeds of $78,956 net of expenses of $9,419. In addition we gave the investment partnership 1,500,000 shares of stock as additional consideration for entering into the equity financing agreement.

During three months ended October 31, 2001 we used approximately $70,000 in our operations. Although we had a net loss of approximately $745,000 for the three months ended October 31, 2001 such loss included non-cash charges of approximately $440,000 primarily associated with depreciation and amortization of our equipment and capitalized web site development costs and amortization of unearned compensation. In addition we financed our operations in part by an increase in accounts payable of approximately $255,000.

During the period from November 1, 2001 through December 14, 2001 we received gross proceeds of $393,902 for the sale of 3,058,451 shares of common stock and as a result we received proceeds of $374,206 net of expenses of $19,696.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no currently pending material law suits or similar administrative proceedings and, to the best of our knowledge, there is presently no basis for any other material suit or proceeding.

Item 2.  Changes in Securities and Use of Proceeds.

On August 17, 2001, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which we can put our shares, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Cornell Capital an investor's fee of 1,500,000 shares of our common stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. As a condition to entering into the equity line, Cornell Capital caused certain of its principals to surrender for cancellation outstanding warrants, dated July 21, 2000, to purchase an aggregate of 690,000 shares of our common stock. The investments under this Equity Line Purchase Agreement will be made in reliance upon Regulation D.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Appointment of New Chief Financial Officer.

Effective November 9, 2001, Raymond G. Taylor resigned as our Chief Financial Officer. On such date, the Board of Directors accepted Mr. Taylor's resignation and appointed Thomas J. Mazzarisi as Chief Financial Officer of JagNotes to hold office at the pleasure of the Board of Directors. Mr. Mazzarisi also serves as a director of JagNotes and as our Executive Vice President and General Counsel.

Letter of Intent with Go West Entertainment, Inc.

On December 3, 2001, we entered into a non-binding letter of intent with Go West Entertainment, Inc., a New York corporation, and each of its shareholders, Richard Goldring, William Osher and Elliot Osher, pursuant to which the Go West shareholders would acquire shares of our common stock, which shares will, upon issuance, represent 50.1% of the Company's outstanding capital stock on a fully diluted basis (including any shares issuable as the result of the change in control), in exchange for 7,500,000 shares of Go West, constituting 100% of the outstanding shares of capital stock of Go West. At the closing of the proposed transaction, Go West will become our wholly owned subsidiary. Go West was formed in May 2001 to establish, own and operate "Scores" adult entertainment nightclubs that would offer topless dancing and food and bar operations. Go West acquired the non-exclusive right to use the name "Scores" pursuant to a licensing agreement dated August 8, 2001 between Go West and HEIR Holding Co., the owner of the Scores trademark; however, it has conducted no operations to date. The closing of the proposed transaction is conditioned upon, among other things, us obtaining sufficient funding prior to the closing to permit Go West to procure the premises for its proposed initial nightclub in Manhattan. The conditions to closing are described in greater detail below. For its proposed initial facility, Go West will need to carry out extensive leasehold improvements and obtain the requisite permits and licenses for its business.

Prior to the closing, our Internet-based financial news service business, which is currently operated at the parent company level, will be contributed to a separate wholly owned subsidiary of JagNotes. At that time, we will transfer, to the extent transferable, all of the assets and liabilities of that business to the newly formed JagNotes subsidiary.

Effective upon the closing, all three of our existing directors and officers, consisting of Messrs. Gary Valinoti, Stephen J. Schoepfer and Thomas J. Mazzarisi, shall resign and be replaced by Go West appointees. Also at the closing each existing management member of JagNotes shall become a director and officer of the JagNotes subsidiary and enter into three-year employment agreements with such subsidiary. Following the closing, the business of the Go West subsidiary will be managed by the same management team currently operating Scores Showroom located on East 60th Street in Manhattan. Note that Go West does not have any financial interest in such existing establishment.

As the result of the change in control of JagNotes, each of our existing management members shall receive options to purchase 1,000,000 shares of our common stock at an exercise price equal to 25% of the closing bid price of our stock immediately prior to the change in control pursuant to the terms of their existing employment agreements. These management options shall be fully vested and immediately exercisable in full and expire on the date which is three years following the closing. Additionally, our existing management members shall each receive, in lieu of the cash payments to which they would be entitled under their existing employment agreements, shares of our common stock, equal in value to the remaining sums due them under such agreements.

With respect to the shares underlying management's options and shares, our existing management members, as a group, shall, on one occasion only, at our expense, be given demand registration rights. Further, with respect to these same shares of common stock, such management members will be given piggyback registration rights for a period of two years.

In connection with the proposed transaction, our President and Chief Executive Officer, Gary Valinoti, will agree to a lock up of the shares of our common stock he received in connection with the formation of JagNotes in March 1999, for a period which is the greater of (i) the three month period commencing upon his resignation as director of JagNotes and (ii) the period commencing on the closing and ending on the date upon which we shall have drawn down $6,000,000 or more under our equity line with Cornell Capital subsequent to such closing.

In addition, with respect to the shares underlying their existing options, new options and newly issued shares, our existing management members will agree to
(i) make no sales of any such shares from the date of the Letter of Intent through the earlier of its expiration or the closing, and (ii) to sell no more than ten percent of such shares during each 30 day period commencing on the date of effectiveness of any post-effective amendment to our existing registration statements.

Following the closing, five percent of the outstanding shares of Go West will be contributed to the capital of the newly formed JagNotes subsidiary. For the two year period following this contribution, we shall have the assignable right to call the Go West shares at a price of $500,000. For the one year period commencing January 1, 2003, the JagNotes subsidiary shall have the right to put the Go West shares to us at a price of $500,000 upon 30 days prior written notice.

The proposed transaction with Go West is subject to various conditions being satisfied prior to the closing, including, among others, the requirement that we draw down under our equity line with Cornell Capital (i) $1,000,000 to be used to pay off our outstanding payables and as working capital of the proposed new JagNotes subsidiary and (ii) $1,000,000 to be reserved for post-closing working capital of the public company.

Although not a condition to the closing, the parties have agreed that the next $500,000 which is drawn down under our equity line will be utilized as working capital of the proposed new JagNotes subsidiary, and all subsequent drawdown amounts will be reserved for post-closing working capital of JagNotes.com Inc.

In addition, the closing of the proposed transaction is conditioned upon (i) the completion of a due diligence investigation by both us and Go West, (ii) obtaining necessary corporate approvals for the transaction, including approval by our board of directors and (iii) the entering into of definitive agreements among the parties, including, without limitation, a mutually acceptable definitive acquisition agreement among us, Go West and the Go West shareholders and new employment agreements between the JagNotes subsidiary and our existing management team.

For six months following the closing, we will not be permitted to spin off or sell our shares in the JagNotes subsidiary. If after three months following the closing, the board of directors of the JagNotes subsidiary determines that the business interests of such subsidiary would be best served were it to be operated separately from the Go West business, the subsidiary's board may direct that such subsidiary be either spun off as a public company through a dividend to our shareholders or sold.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit No.       Description
-----------       -----------

2.1 Agreement and Plan of Reorganization dated March 16, 1999 between Professional Perceptions, Inc. (now known as JagNotes.com Inc.); Harold Kaufman, Jr., an officer, director and principal stockholder thereof; NewJag, Inc.; and the stockholders of NewJag, Inc. (1)

2.2 Agreement and Plan of Merger dated as of July 29, 1999 by and among JagNotes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation. (2)

3.1               Articles of Incorporation of Registrant, as amended. (2)

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

(b)   Reports on Form 8-K.

We filed the following reports on Form 8-K during the three month period ended October 31, 2001:

      (i) On August 9, 2001, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the entering into of a revised letter of intent among the Registrant, Canadian Advantage Limited Partnership, Advantage Bermuda Fund Limited, VC Advantage L.P. and VC Advantage (Bermuda) Fund Ltd. pursuant to which the Registrant would purchase an aggregate of 79.70% of the outstanding capital stock of Financial Broadband Holdings, Inc. A copy of the related press release dated August 9, 2001 and the revised letter of intent dated August 9, 2001 were attached as Exhibits 99.1 and 99.2 thereto, respectively.

      (ii) On August 27, 2001, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that it had decided not to proceed with, or entertain further discussions regarding, the proposed acquisition of Financial Broadband Holdings. A copy of the press release announcing this decision was attached as Exhibit 99.1 thereto.

      (iii) On August 20, 2001, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting its new $10 million equity line of credit arrangement with Cornell Capital Partners, L.P. Copies of the equity line purchase agreement and related registration rights agreement were attached as Exhibits 10.17 and 10.18 thereto, respectively.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JAGNOTES.COM INC.


Date: December 21, 2001         By: /s/ Gary Valinoti
                                   --------------------------------------------
                                   Name:  Gary Valinoti
                                   Title: President and Chief Executive Officer


Date: December 21, 2001         By: /s/ Thomas J. Mazzarisi
                                   --------------------------------------------
                                   Name: Thomas J. Mazzarisi
                                   Title: Executive Vice President,
                                          Chief Financial Officer and
                                          General Counsel