Form 10QSB
period 2002-01-31
JAGNOTES COM
filed 2002-03-08
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended January 31, 2002.
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

                     Yes [X]                              No [ ]


         As of January 31, 2002, the Registrant had 27,346,124 shares of common stock outstanding.

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at January 31, 2002
          (Unaudited)                                                       F-2

         Condensed Consolidated Statements of Operations
         Six and Three Months Ended January 31, 2002 and 2001 (Unaudited)   F-3

         Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
         Six Months Ended January 31, 2002 (Unaudited)                      F-4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended January 31, 2002 and 2001 (Unaudited)             F-5

         Notes to Condensed Consolidated Financial Statements             F-6/14



                                      * * *

                       JagNotes.com Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                January 31, 2002
                                   (Unaudited)



                                     Assets
Current assets:
    Cash and cash equivalents                                                $     53,502
    Accounts receivable                                                            70,975
    Other current assets                                                          116,070
                                                                             ------------
           Total current assets                                                   240,547

Equipment, net of accumulated depreciation of $96,405                              74,583
                                                                             ------------
           Total                                                             $    315,130
                                                                             ============


                    Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued expenses                                    $    442,098
    Deferred revenues                                                             153,016
                                                                             ------------
           Total liabilities                                                      595,114
                                                                             ------------
Commitments and contingencies

Stockholders' deficiency:
    Common stock, par value $.00001 per share; 27,656,124
        shares issued and outstanding                                                 277
    Additional paid-in capital                                                 36,626,213
    Unearned compensation                                                        (141,090)
    Accumulated deficit                                                       (36,765,384)
                                                                             ------------
           Total stockholders' deficiency                                        (279,984)
                                                                             ------------
           Total                                                             $    315,130
                                                                             ============



           See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
        Six and Three Months Ended January 31, 2002 and 2001 (Unaudited)



                                                 Six Months                    Three Months
                                              Ended January 31,               Ended January 31,
                                        ----------------------------    ----------------------------
                                            2002            2001            2002            2001
                                        ------------    ------------    ------------    ------------
Revenues                                $    402,225    $    649,418    $    219,227    $    385,738
                                        ------------    ------------    ------------    ------------
Operating expenses:
    Cost of revenues                         666,437       6,719,377         489,303       4,757,025
    Selling expenses                          25,607         111,047           6,075          53,167
    General and administrative
        expenses                           1,672,541       6,452,191         940,853       2,507,607
    Write-off of capitalized web site
        development costs                    263,754                         263,754
                                        ------------    ------------    ------------    ------------
          Totals                           2,628,339      13,282,615       1,699,985       7,317,799
                                        ------------    ------------    ------------    ------------
Loss from operations                      (2,226,114)    (12,633,197)     (1,480,758)     (6,932,061)

Other income (expense):
    Interest income                                           10,340                           4,867
    Interest expense                                      (1,488,348)                     (1,246,509)
                                        ------------    ------------    ------------    ------------
Net loss                                $ (2,226,114)   $(14,111,205)   $ (1,480,758)   $ (8,173,703)
                                        ============    ============    ============    ============

Basic net loss per share                $       (.10)   $       (.86)   $       (.06)   $       (.47)
                                        ============    ============    ============    ============

Basic weighted average common
    shares outstanding                    23,150,286      16,418,015      25,369,105      17,314,353
                                          ==========      ==========      ==========      ==========


           See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                        Six Months Ended January 31, 2002
                                   (Unaudited)




                                         Common Stock
                                    ---------------------    Additional
                                     Number of                 Paid-in         Unearned        Accumulated
                                       Shares      Amount      Capital       Compensation        Deficit           Total
                                     ----------    ------    ------------    ------------     ------------      -----------
Balance, August 1, 2001              19,312,807     $193     $ 35,669,723      $(975,090)     $(34,539,270)     $   155,556

Sales of common
    stock pursuant
    to equity financing
    agreement, net of
    expenses of $38,575               7,161,510       72          632,812                                           632,884

Effects of issuance
    of common stock
    in exchange for
    services                            551,807        6           88,184                                            88,190

Effects of issuance
    of stock options in
    exchange for services                                         373,000                                           373,000

Effects of cancellation of stock
    options previously issued in
    exchange for services                                        (189,000)       189,000

Options exercised                       630,000        6           51,494                                            51,500

Amortization of unearned
    compensation                                                                 645,000                            645,000

Net loss                                                                                        (2,226,114)      (2,226,114)
                                     ----------     ----     ------------      ---------      ------------      -----------
Balance, January 31, 2002            27,656,124     $277     $ 36,626,213      $(141,090)     $(36,765,384)     $  (279,984)
                                     ==========     ====     ============      =========      ============      ===========


           See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended January 31, 2002 and 2001
                                   (Unaudited)

                                                                                                   2002                    2001
                                                                                                -----------            ------------
Operating activities:
    Net loss                                                                                    $(2,226,114)           $(14,111,205)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                                                 19,025                  95,812
        Amortization of unearned compensation                                                       645,000               6,846,635
        Amortization of capitalized web site development costs                                       87,917                 111,666
        Write-off of capitalized web site development costs                                         263,754
        Effects of issuance of common stock and stock options
           in exchange for services                                                                 461,190
        Charges to interest expense for:
           Issuance of beneficial conversion rights                                                                         217,770
           Amortization of deferred financing costs and debt discount                                                     1,130,215
        Changes in operating assets and liabilities:
           Accounts receivable                                                                      (29,891)                (75,091)
           Other current assets                                                                     (16,450)                733,304
           Other assets                                                                                                     (84,789)
           Accounts payable and accrued expenses                                                    178,597                 732,160
           Deferred revenues                                                                        (27,348)               (144,888)
           Noncurrent accrued interest payable                                                                              137,327
                                                                                                -----------            ------------
               Net cash used in operating activities                                               (644,320)             (4,411,084)
                                                                                                -----------            ------------
Investing activities:
    Purchases of equipment                                                                                                 (269,104)
    Web site development costs capitalized                                                                                  (77,069)
                                                                                                                        ------------
               Net cash used in investing activities                                                                       (346,173)
                                                                                                                        ------------
Financing activities:
    Payments of capital lease obligations                                                                                   (37,055)
    Proceeds from private placement of convertible debentures                                                             3,400,000
    Costs paid in connection with private placement of
        convertible debentures                                                                                             (300,000)
    Net proceeds from private placements of common stock                                            632,884               1,050,000
    Proceeds from exercise of stock options                                                          51,500
                                                                                                -----------            ------------
               Net cash provided by financing activities                                            684,384               4,112,945
                                                                                                -----------            ------------
Net increase (decrease) in cash and cash equivalents                                                 40,064                (644,312)
Cash and cash equivalents, beginning of period                                                       13,438                 806,586
                                                                                                -----------            ------------
Cash and cash equivalents, end of period                                                        $    53,502            $    162,274
                                                                                                ===========            ============


           See Notes to Condensed Consolidated Financial Statements.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation:

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JagNotes.com Inc. ("JagNotes") and its subsidiaries as of January 31, 2002, their results of operations for the six and three months ended January 31, 2002 and 2001, their changes in stockholders' equity (deficiency) for the six months ended January 31, 2002 and their cash flows for the six months ended January 31, 2002 and 2001. JagNotes and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2001 and for the years ended July 31, 2001 and 2000 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2001 that was previously filed with the SEC.

                The results of the Company's operations for the six months ended January 31, 2002 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2002.

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, during the six months ended January 31, 2002 and 2001, the Company only generated revenues of approximately $402,000 and $649,000, respectively; it incurred net losses of approximately $2,226,000 and $14,111,000, respectively; and it had cash flow deficiencies from operating activities of approximately $644,000 and $4,411,000, respectively. As a result, the Company had a working capital deficiency of approximately $355,000 and an accumulated deficit of approximately $36,765,000 as of January 31, 2002. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least January 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (continued):

                As further explained in Note 1 to the 10-KSB, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generates revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. In September 2000, a subsidiary, JAGfn Broadband, L.L.C. ("JAGfn"), started an advertiser-based financial webcast which was sold on February 1, 2001. Another subsidiary, JagNotes.Euro.com Ltd. ("Euro"), was attempting to generate foreign revenues. Euro's activities were terminated prior to January 31, 2001.

                Primarily as a result of the sale of the advertiser-based financial webcast operations and the termination of its efforts to generate foreign revenues during the year ended July 31, 2001, the Company's net loss was reduced to approximately $2,226,000 for the six months ended January 31, 2002 from approximately $14,111,000 for the six months ended January 31, 2001. The net losses included noncash charges of approximately $1,477,000 and $8,402,000 for the six months ended January 31, 2002 and 2001, respectively, primarily for the depreciation of equipment, the amortization and write-off of capitalized web site development costs, the amortization of unearned compensation and the issuance of stock options in exchange for services.

                Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least January 31, 2003 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which the Company has, in effect, "put" options whereby, subject to certain conditions, it can require the investment partnership to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through September 27, 2004. The minimum amount of funding to be provided by the investment partnership will be $100,000 per month through September 27, 2002. The Company's ability to obtain additional amounts will depend, among other things, on the market value and average daily trading volume of its shares and the ability of the investment partnership to fund its commitment. As of February 19, 2002, the Company had received gross proceeds of approximately $671,000 from the exercise of "put" options (see
                Note 4 herein).

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):

                Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least January 31, 2003. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

                Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the six and three months ended January 31, 2002 and 2001 and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of the outstanding convertible debentures would have been anti-dilutive.


Note 3 - Income taxes:

                As of January 31, 2002, the Company had net operating loss carryforwards of approximately $19,457,000 available to reduce future Federal taxable income which will expire from 2019 through 2022.

s

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Income taxes (concluded):

                As of January 31, 2002, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                         $     44,000
                    Unearned compensation                             2,446,000
                    Net operating loss carryforwards                  7,771,000
                                                                   ------------
                                                                     10,261,000
                    Less valuation allowance                        (10,261,000)
                                                                   ------------
                       Total                                       $       --
                                                                   ============

                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2002.

                The Company had also offset the potential benefits from its net deferred tax assets by equivalent valuation allowances during the year ended July 31, 2001. As a result of decreases in the valuation allowance of $3,488,000 and $3,785,000 during the six and three months ended January 31, 2002, respectively, and increases in the valuation allowance of $5,654,600 and $3,283,600 during the six and three months ended January 31, 2001, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                Although the Company had a net loss for the six and three months ended January 31, 2002, net deferred tax assets and the offsetting valuation allowance decreased during those periods primarily as a result of the cancellation of unexercised options and warrants (see Note 4) and the related reduction in temporary differences attributable to the amounts of unearned compensation recorded for financial statement and tax purposes.


Note 4 - Other issuances of common stock, warrants and stock options:

                Equity financing agreement:

                    As further explained in Note 11 in the 10-KSB, on August 17, 2001, the Company entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company has, in effect, "put" options whereby, subject to certain conditions, it was initially able to require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 from September 27, 2001 through September 27, 2004, unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell
                    Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company in connection with each put. The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions. For each put exercised, there shall be two closing dates five trading days apart. The number of shares to be purchased at each closing of a put shall be equal to 150% of the average daily trading volume of the Company's common stock over a specified period. At least 10 trading days must elapse before the Company can deliver a new put notice to Cornell Capital. However, during the 12-month period ending September 27, 2002, the amount of each advance, net of any cash fees payable to Cornell Capital pursuant to the terms of the Equity Line Agreement, must be at least $50,000 per put and the minimum amount of funding to be provided by Cornell Capital will be $100,000 per month. Cornell Capital received 1,500,000 shares of the Company's common stock as of August 17, 2001 as additional consideration for entering into the Equity Line Agreement. In addition, certain principals of Cornell Capital agreed to surrender for cancellation outstanding warrants, dated July 21, 2000, for the purchase of a total of 690,000 shares of the Company's common stock.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Other issuances of common stock, warrants and stock options
         (continued):

                Equity financing agreement (concluded):

                    During the six months ended January 31, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of common stock as a result of the exercise of put options, and the Company received proceeds of $632,884, net of $38,575 of placement fees. From December 17, 2001 through the date hereof, no puts have been made pursuant to the Equity Line Agreement.

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

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Other issuances of common stock, warrants and stock options
         (continued):

                Options, warrants and other equity instruments issued for services (continued):

                    The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2001 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at January 31, 2002 and sets forth other related information:

                                                                                 Number        Range of
                                                                                of Shares   Exercise Prices
                                                                               ----------   ---------------
                         Options and warrants issued for services
                            outstanding, August 1, 2001 (A)                     8,583,500    $.10  - $6.00
                         Options granted to employees and
                            consultants (B)                                     4,600,000    $.001 - $ .10
                         Options and warrants cancelled (B)(C)                 (5,988,500)   $.25  - $2.00
                         Options exercised (D)                                   (630,000)   $.05  - $ .10
                                                                                ---------
                         Options and warrants issued for services
                            outstanding, October 31, 2001 (E) (F)               6,565,000   $.001 - $6.00
                                                                                =========   =============

                         (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation to be amortized to expense. The balance of unearned compensation as of August 1, 2001 was $975,090.

                         (B) As further explained in Note 11 to the 10-KSB, on August 31, 2001, pursuant to amended and restated employment agreements between the Company and its three senior executives, each dated August 31, 2001, the Company granted options to purchase 1,000,000 shares of its common stock at $.02 per share to each of the three senior executives as additional compensation for services to be rendered under such contracts. Options previously granted to the three senior executives pursuant to their original employment agreements, which gave each executive the right to purchase 900,000 shares of common stock at an exercise price of $.25 per share, were cancelled. In accordance with the provisions of SFAS 123, the Company charged $24,000 to compensation expense in the six months ended January 31, 2002, which represented the excess of the aggregate fair value of the options to purchase 1,000,000 shares granted to each executive on August 31, 2001 over the aggregate fair value of the options to purchase 900,000 shares previously granted to each of the executives immediately prior to the cancellation of those options.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Other issuances of common stock, warrants and stock options
         (continued):

                Options, warrants and other equity instruments issued for services (continued):

                               In addition, during the six months ended January 31, 2002, the Company issued options for the purchase of 1,600,000 shares of its common stock at exercise prices ranging from $.001 to $.10 per share to employees and consultants that did not have employment or other contractual agreements. The aggregate estimated fair value of the options at the respective dates of issuance of $349,000 was charged directly to compensation and consulting expense during the six months ended January 31, 2002.

                         (C) As a result of the cancellation of options during the six months ended January 31, 2002, the Company reversed the unamortized balance of $189,000 of charges recorded as unearned compensation in connection with the original issuances of options to employees and consultants.

                         (D) During the six months ended January 31, 2002, the Company issued 630,000 shares of common stock upon the exercise of options and received proceeds of $51,500.

                         (E) These options and warrants also include options for the purchase of 4,230,000 shares granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which was approved by the Board of Directors on October 1, 1999. The Incentive Plan provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. As of January 31, 2002, the options for the purchase of all of the 4,230,000 shares remained outstanding.

                         (F) These options and warrants will expire at various dates from June 2005 through December 2011.

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Other issuances of common stock, warrants and stock options
         (concluded):

                Options, warrants and other equity instruments issued for services (concluded):

                    A total of $1,901,270 was charged to unearned compensation during the six months ended January 31, 2001 as a result of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above and/or in Note 7 in the 10-KSB (there were no similar charges to unearned compensation during the six months ended January 31, 2002). Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $645,000 and $6,846,635 was amortized during the six months ended January 31, 2002 and 2001, respectively, and $282,188 and $3,865,607 was amortized during the three months ended January 31, 2002 and 2001, respectively. A total of $189,000 of unearned compensation was reversed during the six months ended January 31, 2002 as a result of the cancellation of options. The unamortized balance of charges to unearned compensation of $141,090 has been reflected as a reduction of stockholders' equity as of January 31, 2002.

                    In addition, during the six months ended January 31, 2002, the Company issued 551,807 shares of its common stock to employees and consultants that did not have employment or other contractual agreements. The aggregate estimated fair value of the shares at the respective dates of issuance of $88,190 was charged directly to compensation and consulting expense during the six months ended January 31, 2002.

                    The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the Black-Scholes option-pricing model. The fair values were determined during the six months ended January 31, 2002 based on the following assumptions:

                         Expected years of option life:              5
                         Risk-free interest rate:                   4.5%
                         Dividend yield:                             0%
                         Volatility:                            307% - 345%

                       JagNotes.com Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Write-off of capitalized web site development costs:

                As a result of the Company's continuing losses and the uncertainties related to its ability to generate income in future periods, management determined that the value of the Company's capitalized web site development costs had been impaired and, accordingly, the remaining unamortized balance of approximately $264,000 as of January 31, 2002 was written off.


Note 6 - Legal proceedings:

                The Company is involved in various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's consolidated financial statements in subsequent years.


Note 7 - Subsequent events:

                On February 21, 2002, the stockholders of the Company approved an amendment to the articles of incorporation pursuant to which the name of the Company will be changed to JAG Media Holdings, Inc. The stockholders also approved another amendment that authorizes the implementation of changes related to a recapitalization plan for the Company. Pursuant to the recapitalization plan, (i) the Company will create two new classes of common stock, designated as Class A common stock and Series 1 Class B common stock, and a new class of preferred stock; (ii) the total number of authorized shares of all classes will be increased from 100,000,000 shares to 200,000,000 shares;
                (iii) the Company will exchange one share of Class A common stock and one-tenth of a share of Series 1 Class B common stock for each one and one-tenth shares of common stock owned by a current stockholder; (iv) each share of Series 1 Class B common stock will be convertible, on a one-for-one basis, into shares of Class A common stock; and (v) no shares of preferred stock will be issued initially. The recapitalization will become effective immediately upon acceptance of filing of a certificate of amendment to the JagNotes.com Inc. articles of incorporation in Nevada. The Company intends to consummate the recapitalization plan as soon as it is administratively feasible.



                                      * * *

Item 2.           Management's Discussion and Analysis.


                              RESULTS OF OPERATIONS

Six months ended January 31, 2002 as compared to the six months ended January 31, 2001

Revenues:

Revenues primarily consist of subscription revenue and are derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product JAGNotes. JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals.
We then changed our focus to also include the retail investor by providing a variety of investment information including but not limited to the JAGNotes through our web site. More recently, we have reduced the scope and extent of the material, other than our JAGNotes product made available on our site. During the six months ended January 31, 2002 subscription revenues decreased as compared to the six months ended January 31, 2001 with total subscription revenues for the comparable periods of approximately $402,000 and $649,000, respectively.

As more fully described in previous filings it was originally our intention to increase subscription revenues through international expansion and increased awareness of our United States of America web site. In addition, with the establishment of JAGfn Broadband L.L.C. ("JAGfn"), effective August 1, 2000 we began focusing much of our efforts on the establishment of our webcasting or real time streaming video programming provided through our web site. It was our hope that this additional service would have provided for our primary source of revenues in the form of advertising income and that subscription income would have become ancillary to our operations as a whole. However, during the six months ended January 31, 2001 we halted our international expansion plans and since we had not received advertising income in connection with our real time video programming, we sold JAGfn on February 1, 2001. As a result of this change in focus we suffered a significant decrease in subscription revenue. We have once again re-focused our efforts on our web site based JAGNotes product and expanding its distribution channels in an attempt to increase subscription revenues.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, payments to commentators and employees for their reports that are posted on our web site and that were broadcasted on our webcast during the six months ended January 31, 2001 and salaries associated with the production of our webcast during the six months ended January 31, 2001. During the six months ended January 31, 2002 cost of revenues decreased by approximately $6,053,000 to approximately $666,000 from approximately $6,719,000 during the six months ended January 31, 2001.

The primary causes for this decrease were as follows:

         (i) A decrease of approximately $3,405,000 in costs for our commentators and consultants associated with our web site from approximately $3,819,000 during the six months ended January 31, 2001 to approximately $414,000 during the six months ended January 31, 2002. Such amounts included cash consideration of $48,000 and $1,228,000, non-cash charges related to the amortization of unearned compensation of $320,000 and $2,591,000 during the six months ended January 31, 2002 and 2001, respectively and non-cash charges of $46,000 during the six months ended January 31, 2002 for services performed in exchange for common stock. The decrease in such costs is commensurate with the expiration of consulting agreements entered into in prior years that were not renewed. In addition, we were relieved of substantially all of our obligations under various consulting agreements as part of the sale of JAGfn effective February 1, 2001.

         (ii) During the six months ended January 31, 2001 we incurred salary charges of approximately $2,537,000 in connection with the production of the JAGfn webcast. We were relieved of such costs concurrent with the sale of JAGfn effective February 1, 2001.

         (iii) A decrease in costs associated with the development and maintenance of our website of approximately $96,000 from approximately $189,000 during the six months ended January 31, 2001 to approximately $93,000 during the six months ended January 31, 2002. The decrease results from the fact that during the year ended July 31, 2000 and continuing into the six months ended January 31, 2001 we began the process of re-designing our web site to integrate our webcast and as a result incurred additional costs.

The remainder of the decrease results from a decrease in telephone and fax costs which coincides with the decrease on our fax subscriber base.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the six months ended January 31, 2002 selling expenses decreased approximately $85,000 to approximately $26,000 from its level of approximately $111,000 during the six months ended January 31, 2001. The major components of this decrease are:

         (i) An approximate $39,000 decrease in advertising and promotional costs from approximately $42,000 during the six months ended January 31, 2001 to approximately $3,000 during the six months ended January 31, 2002.

         (ii) An approximate $47,000 decrease in business travel related expenses from approximately $69,000 during the six months ended January 31, 2001 to approximately $22,000 during the six months ended January 31, 2002.

The decrease in both of these expense categories results from our efforts to better contain costs as we attempt to re-build our subscription base.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $4,779,000 during the six months ended January 31, 2002 to approximately $1,673,000 from approximately $6,452,000 during the six months ended January 31, 2001. The decrease in general and administrative expenses is primarily attributable to the following:

         (i) A decrease of approximately $1,130,000 in rent expense from approximately $1,141,000 during the six months ended January 31, 2001 to approximately $11,000 during the six months ended January 31, 2002. The decrease in rent expense is attributable to the lease costs that were associated with our webcasting studio and offices in New York City, which we no longer have.

         (ii) A decrease of approximately $3,206,000 in amortization of unearned compensation, a non-cash charge, from approximately $3,770,000 during the six months ended January 31, 2001 to approximately $564,000 during the six months ended January 31, 2002. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf during the fiscal year ended July 31, 2001. As of July 31, 2001 a significant portion of these costs had been fully amortized thus resulting in the significant decrease.

         (iii) A decrease in payroll and payroll related expenses of approximately $299,000 from approximately $756,000 during the six months ended January 31, 2001 to approximately $457,000 during the six months ended January 31, 2002. The decrease results from a significant downsizing of our staff subsequent to the year ended July 31, 2001 to be more commensurate with our operations after the sale of our webcast subsidiary.

The remainder of the decrease is attributable to our efforts to better contain costs.

Write-off of capitalized web site development costs:

During the six months ended January 31, 2002, we recognized a charge of approximately $264,000 associated with the write-off of our capitalized web site development costs. Our web site was redesigned during 2001 to accommodate our webcast. As a result of the sale of JAGfn, and the fact that we continue to incur net operating losses, the carrying value of the capitalized web site costs was deemed to be impaired in accordance with accounting principles generally accepted in the United States of America.

Interest expense:

During the six months ended January 31, 2001 we incurred interest expense of approximately $1,488,000 of which $1,347,000 was associated with the amortization of deferred financing costs and debt discounts associated with outstanding convertible debentures. The remaining $141,000 was a result of accrued interest on the outstanding principal balance of such debentures.

Net loss:

As a result of the above, we had a net loss of approximately $2,226,000 during the six months ended January 31, 2002 as compared to a net loss of approximately $14,111,000 during the six months ended January 31, 2001.

Three months ended January 31, 2002 as compared to the three months ended January 31, 2001

Revenues:

During the three months ended January 31, 2002 subscription revenues decreased as compared to the three months ended January 31, 2001 with total subscription revenues for the comparable periods of approximately $219,000 and $386,000, respectively.

As more fully described in previous filings it was originally our intention to increase subscription revenues through international expansion and increased awareness of our United States of America web site. In addition, with the establishment of JAGfn Broadband L.L.C. ("JAGfn"), effective August 1, 2000 we began focusing much of our efforts on the establishment of our webcasting or real time streaming video programming provided through our web site. It was our hope that this additional service would have provided our primary source of revenues in the form of advertising income and that subscription income would have become ancillary to our operations as a whole.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, payments to commentators and employees for their reports that are posted on our web site and that were broadcasted on our webcast during the three months ended January 31, 2001 and salaries associated with the production of our webcast during the three months ended January 31, 2001. During the three months ended January 31, 2002 cost of revenues decreased by approximately $4,268,000 to approximately $489,000 from approximately $4,757,000 during the three months ended January 31, 2001.

The primary causes for this decrease were as follows:

         (i) A decrease of approximately $2,480,000 in costs for our commentators and consultants associated with our web site from approximately $2,832,000 during the three months ended January 31, 2001 to approximately $352,000 during the three months ended January 31, 2002. Such amounts included cash consideration of $720,000 for the three months ended January 31, 2001, non-cash charges related to the amortization of unearned compensation of $306,000 and $2,112,000 during the three months ended January 31, 2002 and 2001, respectively and a non-cash charge of $46,000 during the three months ended January 31, 2002 for services performed in exchange for common stock. There was no cash consideration paid to commentators and consultants during the three months ended January 31, 2002. The decrease in such costs is commensurate with the expiration of consulting agreements entered into in prior years that were not renewed. In addition, we were relieved of substantially all of our obligations under various consulting agreements as part of the sale of JAGfn effective February 1, 2001.

         (ii) During the three months ended January 31, 2001 we incurred salary charges of approximately $1,608,000 in connection with the production of the JAGfn webcast. We were relieved of such costs concurrent with the sale of JAGfn effective February 1, 2001.

         (iii) A decrease in costs associated with the development and maintenance of our web-site of approximately $17,000 from approximately $58,000 during the three months ended January 31, 2001 to approximately $41,000 during the three months ended January 31, 2002. The decrease results from the fact that during the year ended July 31, 2000 and continuing into the six months ended January 31, 2001 we began the process of re-designing our web site to intergrate our webcast and as a result incurred additional costs.

The remainder of the decrease results from a decrease in telephone and fax costs which coincides with the decrease on our fax subscriber base.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the three months ended January 31, 2002 selling expenses decreased approximately $47,000 to approximately $6,000 from its level of approximately $53,000 during the three months ended January 31, 2001. The major components of this decrease are:

         (i) An approximate $10,000 decrease in advertising and promotional costs from approximately $10,000 during the six months ended January 31, 2001 to no charges during the three months ended January 31, 2002.

         (ii) An approximate $38,000 decrease in business travel related expenses from approximately $43,000 during the three months ended January 31, 2001 to approximately $5,000 during the three months ended January 31, 2002.

The decrease in both of these expense categories results from our efforts to better contain costs as we attempt to build our subscription base.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $1,567,000 during the three months ended January 31, 2002 to $941,000 from approximately $2,508,000 during the three months ended January 31, 2001. The decrease in general and administrative expenses is primarily attributable to the following:

         (i) A decrease of approximately $289,000 in rent expense from approximately $297,000 during the three months ended January 31, 2001 to approximately $8,000 during the three months ended January 31, 2002. The decrease in rent expense is attributable to the lease costs that were associated with our webcasting studio and offices in New York City, which we no longer have.

         (ii) A decrease of approximately $1,214,000 in amortization of unearned compensation, a non-cash charge, from approximately $1,496,000 during the three months ended January 31, 2001 to approximately $282,000 for the three months ended January 31, 2002. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf during the fiscal year ended July 31, 2001. As of July 31, 2001 a significant portion of these costs had been fully amortized thus resulting in the significant decrease.

         (iii) A decrease in payroll and payroll related expenses of approximately $33,000 from approximately $287,000 during the three months ended January 31, 2001 to approximately $254,000 during the three months ended January 31, 2002. The decrease results from a significant downsizing of our staff subsequent to the year ended July 31, 2001 to be more commensurate with our operations.

The remainder of the decrease is attributable to our efforts to better contain costs.

Write-off of capitalized web site development costs:

During the three months ended January 31, 2002, we recognized a charge of approximately $264,000 associated with the write-off of our capitalized web site development costs. Our web site was redesigned during 2001 to accommodate our webcast. As a result of the sale of JAGfn, and the fact that we continue to incur net operating losses, the carrying value of the capitalized website costs was deemed to be impaired in accordance with accounting principles generally accepted in the United States of America.

Interest expense:

During the six months ended January 31, 2001 we incurred interest expense of approximately $1,247,000 of which $1,157,000 was associated with the amortization of deferred financing costs and debt discounts associated with outstanding convertible debentures. The remaining $90,000 was a result of accrued interest on the outstanding principal balance of such debentures.

Net loss:

As a result of the above, we had a net loss of approximately $1,481,000 during the three months ended January 31, 2002 as compared to a net loss of approximately $8,174,000 during the three months ended January 31, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

During the six months ended January 31, 2002 and 2001 we only generated revenues of approximately $402,000 and $649,000, and incurred net losses of approximately $2,226,000 and $14,111,000 and had cash flow deficiencies from operating activities of approximately $644,000 and $4,411,000, respectively. As a result, we had a cash balance of only approximately $54,000, a working capital deficiency of $355,000 and an accumulated deficit of approximately $36,765,000 as of January 31, 2002. In addition, we believe that we will continue to incur net losses through at least January 31, 2003. These matters raise substantial doubt about our ability to continue as a going concern.

Our net losses during the six months ended January 31, 2002 and 2001 included noncash operating expenses of approximately $1,477,000 and $8,402,000, respectively. Primarily as a result of the sale of the advertiser-based financial webcast operations of JAGfn and the termination of our efforts to generate foreign revenues we reduced our net loss from approximately $14,111,000 for the six months ended January 31, 2001 to $2,226,000 for the six months ended January 31, 2002. We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least January 31, 2003 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our financing agreement described below or through other financing agreements to enable us to continue as a going concern through at least January 31, 2003. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash balance of approximately $54,000 at January 31, 2002 results primarily from an equity financing agreement that we entered into in September 2001 with an investment partnership. Pursuant to the terms of the agreement we have, in effect, put options whereby, subject to certain conditions, we can require the investment partnership to purchase shares of our common stock from time to time for up to an aggregate purchase price of $10,000,000. We can exercise the put options over a period of up to 36 months which began on September 27, 2001, the date on which a registration statement under the Securities Act of 1933 (the "Act") filed with the Securities and Exchange Commission (the "SEC") by us for the registration of the shares issuable to the investment partnership became effective. During the 12-month period following the effective date of the registration statement, the minimum amount of funding to be provided by the investment partnership will be $100,000 per month. Our ability to obtain additional amounts will depend, among other things, on the market value and average daily trading volume of our shares and the ability of the investment partnership to fund its commitment. During the six months ended January 31, 2002 we received proceeds of $632,884, net of expenses of $38,575.

During the six months ended January 31, 2002 we used approximately $644,000 in our operations. Although we had a net loss of approximately $2,226,000 for the six months ended January 31, 2002 such loss included non-cash charges of approximately $1,477,000 primarily associated with depreciation, the amortization and write-off of capitalized web site development costs, amortization of unearned compensation, and the issuance of stock options in exchange for services. In addition we financed our operations in part by an increase in trade accounts payable of approximately $179,000.

During the six months ended January 31, 2002, options to purchase 630,000 shares of common stock were exercised resulting in proceeds of $51,500.

In addition, during the six months ended January 31, 2002 we issued 551,807 shares of common stock with a fair value of $88,190 and issued options to purchase 4,600,000 shares of common stock with a fair value of $373,000 in exchange for services.

Our stockholders have approved the recapitalization of our Company. The recapitalization will create two new classes of common stock, a new Class A common stock and Class B common stock, that would replace the existing common stock and the creation of a new class of preferred stock. In the recapitalization, for each one and one-tenth share of common stock owned, stockholders will receive one share of Class A common stock and one-tenth of a share of Series 1 Class B common stock. The total number of authorized shares of all classes will be increased from 100,000,000 shares to 200,000,000 shares. No shares of preferred stock will be issued in the recapitalization. Our intention is to complete the recapitalization no later than April 8, 2002. The recapitalization will have no affect on liquidity and capital resources.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

On February 19, 2002, Reliant Limited, a corporation organized under the laws of the Isle of Man ("Reliant"), filed a complaint in Superior Court of the State of New Jersey, County of Monmouth, against the Company and its transfer agent, alleging a breach of the Subscription Agreement, dated January 18, 2000, between the Company and Reliant. Reliant seeks the return of funds it invested in the Company as well as compensatory damages, together with interest therein, costs of suit and attorneys' fees. The Company has filed a notice to remove the action to Federal court. The Company believes the action commenced by Reliant is without merit and that the outcome of such litigation will not have a material adverse effect on the Company's business, financial condition or operating results.

Except as described above, there are no currently pending material law suits or similar administrative proceedings and, to the best knowledge of management, there is presently no basis for any other material suit or proceeding against the Company.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about December 10, 2001, the Company mailed a Proxy Statement to shareholders in connection with its annual meeting (the "Annual Meeting") which was held on December 28, 2001 in Conference Room 39B located on the 39th Floor of 101 Park Avenue in New York City in the law offices of Morgan, Lewis & Bockius LLP. The following matters were voted upon and approved at the Annual
Meeting: (a) election of Gary Valinoti, Thomas J. Mazzarisi and Stephen J. Schoepfer to serve as the directors of the Company for the ensuing year; and (b) the ratification of the selection of J.H. Cohn LLP as the Company's independent accountants for 2002.

As of November 30, 2001, the record date established by the Board of Directors for the Annual Meeting, there were 24,292,968 shares of the Company's common stock, par value $0.00001 per share ("Common Stock") outstanding, the holders of which were entitled to vote at the Annual Meeting. The holders of 20,321,027 shares of Common Stock, or more than a majority of the Common Stock, were present in person or represented by proxy at the Annual Meeting. The holders of 20,172,022 shares of Common Stock voted for the election of the directors named in the Proxy Statement and the holders of 149,005 shares of Common Stock withheld their vote for the nominated directors. No other directors were nominated by the shareholders. The holders of 20,243,372 shares of Common Stock voted for the approval of the selection of J.H. Cohn LLP as the Company's independent public accountants, the holders of 48,905 shares of Common Stock voted against approval and the holders of 28,750 shares of Common Stock abstained from the vote.

Item 5. Other Information.

Termination of Discussions with Go West Entertainment, Inc.

On January 4, 2002, Go West Entertainment, Inc. ("Go West") informed the Company of its decision not to proceed with, or entertain further discussions regarding, the proposed acquisition of a 50.1% interest in the Company by Go West, the terms and conditions of which were set forth in a letter of intent, dated December 3, 2001, among the Company, Go West and the shareholders of Go West.

Corporate Reorganization.

The Company has recently undertaken a corporate reorganization in order to distinguish and better manage its areas of business. On January 4, 2002, JAG Media LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of the Company. The assets and liabilities of the Company's fax and Internet subscription business were transferred to JAG Media LLC. Also on January 4, 2002, JAG Company Voice LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of the Company. JAG Company Voice LLC will carry out the operations of a "Company Voice" start-up business which aims to provide small to medium size publicly-traded companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format.

Proposed Corporate Name Change and Recapitalization.

In order to better reflect the overall business in which the Company expects to engage and the corporate structure the Company intends to use to conduct that business, the Board of Directors of the Company approved and recommended to the stockholders of the Company an amendment to Article First of the Company's Articles of Incorporation which would change the Company's name from JagNotes.com Inc. to JAG Media Holdings, Inc.

The Board of Directors of the Company also approved and recommended to the stockholders of the Company an amendment to Article Fourth of the Company's Articles of Incorporation to reclassify the Company's existing Common Stock and replace it with a new Class A common stock and Series 1 Class B common stock and to create a new class of preferred stock. In the recapitalization, holders of one and one-tenth (1.1) shares of the Company's existing Common Stock would receive one (1) share of Class A common stock and one-tenth (1/10th) of a share of Series 1 Class B common stock upon surrender of physical share certificates representing the existing Common Stock. No shares of preferred stock would be issued in the recapitalization. The amendment to Article Fourth provides for an increase of the aggregate authorized number of shares of all classes of stock from 100,000,000 to 200,000,000 shares, consisting of (i) 155,000,000 shares of
Class A common stock, (ii) 30,000,000 shares of Class B common stock, of which 3,000,000 shares are designated as Series 1 Class B common stock and (iii) 15,000,000 shares of preferred stock.

At a Special Meeting held on February 21, 2002 to consider the foregoing proposals, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation (the "Certificate of Amendment") which provides for both the change of the corporate name to JAG Media Holdings, Inc. and the proposed recapitalization. The name change and recapitalization will become effective immediately upon acceptance of filing of the Certificate of Amendment by the Secretary of State of the State of Nevada. As of such effectiveness, all shares of issued and outstanding Common Stock will cease to represent an interest in the Company and will only represent a right to be exchanged for new shares of Class A and Series 1 Class B common stock of the Company. The recapitalization plan calls for the current Common Stock to be deregistered once the reclassification is effective and the new Class A and Series 1 Class B common stock is registered with the SEC on Form 8-A. The Company intends to file the Certificate of Amendment in Nevada no later than April 8, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits.

None.

(b)      Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended January 31, 2002:

         o Current Report on Form 8-K filed with the Commission on December 4, 2001, announcing the execution of a non-binding letter of intent with Go West Entertainment, Inc., a New York corporation, and each of Richard Goldring, William Osher and Elliot Osher, pursuant to which the shareholders of Go West would acquire a 50.1% interest in the Company. Copies of the letter of intent and related press release issued by the Company were attached as Exhibits 99.1 and 99.2, respectively, to the Form 8-K.

         o Current Report on Form 8-K filed with the Commission on January 11, 2002, announcing the decision by Go West to not to proceed with, or entertain further discussions regarding, the proposed acquisition of a 50.1% interest in the Company. A copy of the letter from Go West to the Company setting forth its decision was attached as Exhibit 99.1 to the Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      JAGNOTES.COM INC.


Date: March 8, 2002            By:  /s/ Gary Valinoti
                                    -----------------
                                    Name:  Gary Valinoti
                                    Title: President and Chief Executive Officer


Date: March 8, 2002            By:  /s/ Thomas J. Mazzarisi
                                    -----------------------
                                    Name:  Thomas J. Mazzarisi
                                    Title: Executive Vice President,
                                           Chief Financial Officer and
                                           General Counsel