Form 10QSB
period 2002-04-30
JAG MEDIA HOLDINGS INC
filed 2002-06-19
CIK 1089029

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                  FORM 10-QSB

              Quarterly Report Pursuant To Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For Quarterly Period Ended April 30, 2002.
                       Commission File Number 000-28761.

                            JAG MEDIA HOLDINGS, INC.
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

         As of April 30, 2002, the Registrant had 28,572,693 shares of Class A common stock and 2,515,556 shares of Series 1 Class B common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements.


                   JAG Media Holdings, Inc. and Subsidiaries
                 (formerly JagNotes.com Inc. and Subsidiaries)




                          Index to Financial Statements


                                                                          PAGE
                                                                          ----

Condensed Consolidated Balance Sheet
     April 30, 2002 (Unaudited)                                           F-2

Condensed Consolidated Statements of Operations
     Nine and Three Months Ended April 30, 2002 and 2001 (Unaudited)      F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
(Deficiency)
     Nine Months Ended April 30, 2002 (Unaudited)                         F-4

Condensed Consolidated Statements of Cash Flows
     Nine Months Ended April 30, 2002 and 2001 (Unaudited)                F-5

Notes to Condensed Consolidated Financial Statements                      F-6/16



                                      * * *

                   JAG Media Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 April 30, 2002
                                  (Unaudited)


                                     Assets

Current assets:
    Cash and cash equivalents                                      $     36,330
    Accounts receivable                                                  32,344
    Other current assets                                                 82,819
                                                                   ------------
           Total current assets                                         151,493

Equipment, net of accumulated depreciation of $106,135                   64,853
                                                                   ------------
           Total                                                   $    216,346
                                                                   ============


       Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued expenses                          $    418,697
    Deferred revenues                                                   100,611
    Notes payable to officers                                           400,000
                                                                   ------------
           Total liabilities                                            919,308
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share; 15,000,000
        shares authorized; none issued                                       --
    Class A common stock, par value $.00001 per share;
        155,000,000 shares authorized; 28,572,693 shares
        issued and outstanding                                              286
    Class B common stock, par value $.00001 per share;
        30,000,000 shares authorized; 2,515,556 shares of
        Series 1 issued and outstanding                                      25
    Additional paid-in capital                                       37,596,776
    Unearned compensation                                              (535,934)
    Accumulated deficit                                             (37,764,115)
                                                                   ------------
           Total stockholders' deficiency                              (702,962)
                                                                   ------------

           Total                                                   $    216,346
                                                                   ============



           See Notes to Condensed Consolidated Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations
        Nine and Three Months Ended April 30, 2002 and 2001 (Unaudited)





                                                Nine Months                       Three Months
                                              Ended April 30,                    Ended April 30,
                                        ----------------------------     ---------------------------------
                                            2002           2001              2002                2001
                                        ------------   -------------     -------------       -------------
Revenues                                $    467,962   $     784,595      $     65,737       $    156,699
                                        ------------   -------------     -------------       -------------

Operating expenses:
    Cost of revenues                         821,320       6,910,285           154,883            190,908
    Selling expenses                          28,698         123,225             3,091             12,178
    General and administrative expenses    2,579,035       7,802,319           906,494          1,371,651
    Write-off of capitalized web site
        development costs                    263,754
                                        ------------   -------------     -------------       -------------
          Totals                           3,692,807      14,835,829         1,064,468          1,574,737
                                        ------------   -------------     -------------       -------------

Loss from operations                      (3,224,845)    (14,051,234)         (998,731)        (1,418,038)

Other income (expense):
    Interest income                                           13,111                                2,771
    Interest expense                                      (1,526,811)                             (38,462)
    Gain on sale of subsidiary                               196,959                              196,959
                                        ------------   -------------     -------------       -------------
Net loss                                 $(3,224,845)   $(15,367,975)     $   (998,731)       $(1,256,770)
                                        ============   =============     =============       =============


Basic net loss per share                       $(.13)          $(.89)          $ (.03)              $(.07)
                                        ============   =============     =============       =============


Basic weighted average common
    shares outstanding                    25,112,971      17,354,565        29,170,656         19,312,807
                                        ============   =============     =============       =============





           See Notes to Condensed Consolidated Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                        Nine Months Ended April 30, 2002
                                  (Unaudited)


                                                               Common Stock
                               -----------------------------------------------------------------------
                                                                Class A           Series  1  Class B
                                                        ----------------------   -------------------
                               Number of                  Number of               Number of
                                Shares       Amount        Shares      Amount       Shares      Amount
                              ------------  ----------  ------------ ---------   ----------  ---------
Balance, August 1, 2001        19,312,807     $193

Effects of recapitalization   (19,312,807)    (193)     17,557,097       $176     1,755,710      $17

Sales of common stock
   pursuant to equity
   financing agreement,
   net of expenses of
   $38,575                                               6,510,465         65       651,045        7

Effects of issuance of
   common stock in
   exchange for services                                 1,088,006         11       108,801        1

Effects of issuance of
   stock options in
   exchange for services

Options exercised                                        3,417,125         34

Effects of cancellation of
   stock options previously
   issued in exchange for
   services

Amortization of unearned
   compensation

Net loss

                              ------------  ----------  ------------ ---------   ----------  ---------
Balance, April 30, 2002            --       $  --       28,572,693       $286     2,515,556      $25
                              ============ ===========  ============ =========   ==========  =========

                                 Additional
                                  Paid-in         Unearned         Accumulated
                                  Capital       Compensation         Deficit        Total
                                -------------   ------------     ---------------  -----------
Balance, August 1, 2001          $35,669,723     $(975,090)      $(34,539,270)    $   155,556

Effects of recapitalization

Sales of common stock
   pursuant to equity
   financing agreement,
   net of expenses of
   $38,575                           632,812                                          632,884

Effects of issuance of
   common stock in
   exchange for services             777,378      (609,300)                           168,090

Effects of issuance of
   stock options in
   exchange for services             561,544                                          561,544

Options exercised                    144,319                                          144,353

Effects of cancellation of
   stock options previously
   issued in exchange for
   services                         (189,000)      189,000

Amortization of unearned
   compensation                                    859,456                            859,456

Net loss                                                           (3,224,845)     (3,224,845)
                                -------------   ------------     ---------------  -----------
Balance, April 30, 2002          $37,596,776     $(535,934)      $(37,764,115)    $  (702,962)
                                =============   ============     ===============  ===========






           See Notes to Condensed Consolidated Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended April 30, 2002 and 2001
                                  (Unaudited)

                                                                                            2002                  2001
                                                                                         -------------         -------------
Operating activities:
    Net loss                                                                              $(3,224,845)         $(15,367,975)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                                           28,755               104,785
        Amortization of unearned compensation                                                 859,456             7,660,318
        Amortization of capitalized web site development costs                                 87,917               155,624
        Write-off of capitalized web site development costs                                   263,754
        Effects of issuance of common stock and stock options
           in exchange for services                                                           589,460
        Charges to interest expense for:
           Issuance of beneficial conversion rights                                                                 217,770
           Amortization of deferred financing costs and debt discount                                             1,161,234
        Gain on sale of subsidiary                                                                                 (196,959)
        Changes in operating assets and liabilities:
           Accounts receivable                                                                  8,740                (9,216)
           Other current assets                                                                16,801               737,054
           Other assets                                                                                             (89,789)
           Accounts payable and accrued expenses                                              295,370               210,071
           Deferred revenues                                                                  (79,753)             (159,410)
           Noncurrent accrued interest payable                                                                      144,771
                                                                                         -------------         -------------
               Net cash used in operating activities                                       (1,154,345)           (5,431,722)
                                                                                         -------------         -------------

Investing activities:
    Purchases of equipment                                                                                         (268,575)
    Web site development costs capitalized                                                                          (77,068)
    Proceeds from sale of subsidiary                                                                              1,002,147
                                                                                                               -------------
               Net cash provided by investing activities                                                            656,504
                                                                                                               -------------

Financing activities:
    Proceeds from notes payable to officers                                                   400,000
    Payments of capital lease obligations                                                                           (37,055)
    Proceeds from private placement of convertible debentures                                                     3,400,000
    Costs paid in connection with private placement of
        convertible debentures                                                                                     (300,000)
    Net proceeds from private placements of common stock                                      632,884             1,050,000
    Proceeds from exercise of stock options                                                   144,353
                                                                                         -------------         -------------
               Net cash provided by financing activities                                    1,177,237             4,112,945
                                                                                         -------------         -------------

Net increase (decrease) in cash and cash equivalents                                           22,892              (662,273)
Cash and cash equivalents, beginning of period                                                 13,438               806,586
                                                                                         -------------         -------------

Cash and cash equivalents, end of period                                                 $     36,330          $    144,313
                                                                                         =============         =============

           See Notes to Condensed Consolidated Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)



Note 1 - Basis of presentation:

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of April 30, 2002, their results of operations for the nine and three months ended April 30, 2002 and 2001, their changes in stockholders' equity (deficiency) for the nine months ended April 30, 2002 and their cash flows for the nine months ended April 30, 2002 and 2001. Prior to February 21, 2001, JAG Media was known as JagNotes.com Inc. (see Note 2 herein). JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2001 and for the years ended July 31, 2001 and 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2001 that was previously filed with the SEC.

                The results of the Company's operations for the nine months ended April 30, 2002 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2002.

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, during the nine months ended April 30, 2002 and 2001, the Company only generated revenues of approximately $468,000 and $785,000, respectively; it incurred net losses of approximately $3,225,000 and $15,368,000, respectively; and it had cash flow deficiencies from operating activities of approximately $1,154,000 and $5,432,000, respectively. As a result, the Company had a working capital deficiency of approximately $768,000 and an accumulated deficit of approximately $37,764,000 as of April 30, 2002. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least April 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of presentation (continued):

                As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generates revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. Such activities had been conducted primarily through JAG Media until January 4, 2002. As of that date, JAG Media became a holding company and its newly-formed subsidiary, JAG Media LLC, became responsible for such operations. In September 2000, another subsidiary, JAGfn Broadband, L.L.C. ("JAGfn"), started an advertiser-based financial webcast which was sold on February 1, 2001. Another subsidiary, JagNotes.Euro.com Ltd. ("Euro"), was attempting to generate foreign revenues. Euro's activities were terminated prior to January 31, 2001. On January 4, 2002, another subsidiary, JAG Company Voice LLC, was formed to provide small to medium sized companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format; however, it had not conducted any significant operations as of April 30, 2002.

                Primarily as a result of the sale of the advertiser-based financial webcast operations and the termination of its efforts to generate foreign revenues during the year ended July 31, 2001, the Company's net loss was reduced to approximately $3,225,000 for the nine months ended April 30, 2002 from approximately $15,368,000 for the nine months ended April 30, 2001. The net losses included net noncash charges of approximately $1,829,000 and $9,102,000 for the nine months ended April 30, 2002 and 2001, respectively, primarily for the depreciation of equipment, the amortization and write-off of capitalized web site development costs, the amortization of unearned compensation, the issuance of common stock and stock options in exchange for services, the issuance of beneficial conversion rights and the amortization of debt financing costs and discount.

                Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least April 30, 2003 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                As further explained in Note 5 herein, the Company entered into an agreement with an investment partnership on August 17, 2001 pursuant to which the Company had, in effect, "put" options whereby, subject to certain conditions, it had been able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value and average daily trading volume of its shares. The maximum aggregate purchase price under this equity line was $10,000,000. As of April 30, 2002, the Company had received gross proceeds of approximately $671,000 from the exercise of "put" options.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)



Note 1 - Basis of presentation (concluded):

                The original agreement with the investment partnership was initially scheduled to expire on September 27, 2004. As also explained in Note 5 herein, the agreement was terminated in April 2002 and was replaced by another agreement with the investment partnership that provides for a new $10,000,000 equity line that will become available as of the date an appropriate registration statement pursuant to the Securities Act of 1933 (the "Act") covering the shares issuable under the new equity line is declared effective by the Securities and Exchange Commission.

                Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least April 30, 2003. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

                The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 2 - Effects of amendment to the articles of incorporation:

                On February 21, 2002, the stockholders of the Company approved an amendment to the articles of incorporation pursuant to which the name of the Company was changed to JAG Media Holdings, Inc. The stockholders also approved another amendment that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on April 8, 2002. Pursuant to the recapitalization plan, (i) the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 100,000,000 shares to 200,000,000 shares with a par value of $.00001 per share, of which 15,000,000 shares became authorized for issuance as preferred stock, 155,000,000 shares became authorized for issuance as Class A common stock and 30,000,000 shares became authorized for issuance as Class B common stock; and (ii) the Company issued 1 share of Class A common stock and .1 share of Class B common stock designated as Series 1 Class B common stock in exchange for every 1.1 shares of common stock outstanding prior to the recapitalization.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 2 - Effects of amendment to the articles of incorporation (concluded):

                In addition, holders of stock options that were entitled to receive shares of common stock upon exercise of stock options issued pursuant to the Company's incentive stock option plan became entitled to receive an equivalent number of shares of Class A common stock at the same exercise price upon exercise; holders of all other stock options and warrants became entitled to receive a proportional number of shares of Class A common stock and Series 1 Class B common stock at a proportional exercise price upon exercise (see Note 11 to the Audited Financial Statements and Note 5 herein).

                Each share of Series 1 Class B common stock is immediately convertible into one share of Class A common stock. Each share of Series 1 Class B common stock also may be redeemed by the Company at any time for either one share of Class A common stock or equivalent cash value. Each share of Class A common stock and Series 1 Class B common stock will be equal in respect to dividends and voting rights. Therefore, each share of Series 1 Class B common stock is, in substance, equivalent to one share of Class A common stock for financial reporting purposes. In addition, each share of Class A common stock and each share of Series 1 Class B common stock is equivalent to one share of common stock that was outstanding before the recapitalization for financial reporting purposes

                The recapitalization was effectively equivalent to a stock split and the numbers of shares of common stock outstanding before the recapitalization have been retroactively restated in the accompanying unaudited condensed consolidated financial statements and these notes as an equivalent number of shares of Class A common stock and Series 1 Class B common stock. However, the numbers of common shares and the per share amounts reflected in the accompanying unaudited condensed consolidated financial statements and these notes prior to the recapitalization are equivalent to the numbers of Class A common shares and the per share amounts after the recapitalization on a fully diluted basis assuming the conversion of the Series 1 Class B common stock and, accordingly, the recapitalization did not have any overall effect on per share amounts.

Note 3 - Net earnings (loss) per share:

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

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)



Note 3 - Net earnings (loss) per share (concluded):

                Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the nine and three months ended April 30, 2002 and 2001 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods and the conversion of its convertible debentures that had been outstanding during part of the nine months ended April 30, 2001 would have been anti-dilutive.

                The following table presents the components of the basic weighted average common shares outstanding for the nine and three months ended April 30, 2002 and 2001 as retroactively adjusted for the effects of the recapitalization:

                            Nine Months Ended              Three Months Ended
                                April 30,                       April 30,
                           -------------------------    -----------------------
                             2002          2001           2002          2001
                           -----------  ------------    ----------   ----------

       Class A              22,837,299    15,776,877    26,541,250   17,557,097
       Series 1 Class B      2,275,672     1,577,688     2,629,406    1,755,710
                           -----------  ------------    ----------   ----------
            Totals          25,112,971    17,354,565    29,170,656   19,312,807
                           -----------  ------------    ----------   ----------

                However, as explained in Note 2 herein, the recapitalization had no effect on the total number of weighted average common shares outstanding used in the computation of basic net loss per share in each period.


Note 4 - Income taxes:

                As of April 30, 2002, the Company had net operating loss carryforwards of approximately $22,601,000 available to reduce future Federal taxable income which will expire from 2019 through 2022.

                As of April 30, 2002, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                Deferred revenues, net                        $       27,000
                Unearned compensation                              2,255,000
                Net operating loss carryforwards                   9,027,000
                                                              --------------
                                                                  11,309,000
                Less valuation allowance                         (11,309,000)
                                                              --------------

                       Total                                  $        --
                                                              ==============

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 4 - Income taxes (concluded):

                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2002.

                The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2001. As a result of a decrease in the valuation allowance of $2,440,000 and an increase in the valuation allowance of $1,048,000 during the nine and three months ended April 30, 2002, respectively, and increases in the valuation allowance of $6,137,000 and $4,824,000 during the nine and three months ended April 30, 2001, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                Although the Company had a net loss for the nine months ended April 30, 2002, net deferred tax assets and the offsetting valuation allowance decreased during that period primarily as a result of the cancellation of unexercised options and warrants (see Note 5) and the related reduction in temporary differences attributable to the amounts of unearned compensation recorded for financial statement and tax purposes.


Note 5 - Other issuances of common stock, warrants and stock options:
         Equity financing agreements:

                    As further explained in Note 11 to the Audited Financial Statements, on August 17, 2001, the Company entered into an equity line purchase agreement (the "Original Equity Line Agreement") with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company had, in effect, "put" options whereby, subject to certain conditions, it had been able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value and average daily trading volume of its shares. The maximum aggregate purchase price under the Original Equity Line Agreement was $10,000,000. The Original Equity Line Agreement was initially scheduled to expire on September 27, 2004. However, it was terminated in April 2002 and was replaced by another agreement with the investment partnership as further described below.

                    Cornell Capital received 1,500,000 shares of the Company's common stock (1,363,637 and 136,363 Class A and Series 1 Class B shares, respectively) of as of August 17, 2001 as additional consideration for entering into the Original Equity Line Agreement and certain principals of Cornell Capital agreed to surrender for cancellation outstanding warrants for the purchase of a total of 690,000 shares of the Company's common stock (627,273 and 62,727 Class A and Series 1 Class B shares, respectively). Cornell Capital was also entitled to a cash fee equal to 5% of the gross proceeds received by the Company in connection with each put.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 5 - Other issuances of common stock, warrants and stock options
(continued):

                Equity financing agreements (concluded):

                    During the nine months ended April 30, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of common stock (5,146,828 and 514,682 Class A and Series 1 Class B shares, respectively) as a result of the exercise of put options under the Original Equity Line Agreement, and the Company received proceeds of $632,884, net of $38,575 of placement fees.

                    On April 19, 2002, the Company entered into a new equity line purchase agreement (the "New Equity Line Agreement") with Cornell Capital pursuant to which the Company will have, in effect, new put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its Class A common stock from time to time at an aggregate purchase price of $10,000,000. The term of the New Equity Line Agreement will extend for 24 months. It will become available as of the date a registration statement under the Act filed by the Company for the registration of the shares issuable to Cornell Capital becomes effective, unless the New Equity Line Agreement is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000 and (ii) a requirement that at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital. The Company will be required to issue 10,000 shares of its Class A common stock to placement agents as of the effective date as consideration for their services in connection with the New Equity Line Agreement.

                Options, warrants and other equity instruments issued for services:

                    As explained in Note 7 to the Audited Financial Statements, the Company has issued, from time to time, stock options, warrants and/or shares of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2 to the Audited Financial Statements, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 5 - Other issuances of common stock, warrants and stock options
(continued):

         Options, warrants and other equity instruments issued for services (continued):

                  The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2001 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at April 30, 2002 and sets forth other related information:

                                                             Number of Shares
                                                   ------------------------------------
                                                                               Series 1
                                                                  Class A       Class B
                                                     Common       Common        Common           Range of
                                                      Stock        Stock         Stock            Prices
                                                  ------------ -----------    ----------       -------------
          Options and warrants issued for
             services outstanding, August 1,
             2001 (A)                               8,583,500                                  $.10  - $6.00
          Effects of recapitalization (B)          (8,583,500)   8,356,227     227,273         $.10  - $6.00

          Options granted to employees and
             consultants (C)                                     4,936,725                     $.001 - $.10
          Options and warrants cancelled
             (C)(D)                                             (5,925,771)    (62,728)        $.05  - $2.00
          Options exercised (E)                                 (3,417,125)                    $.001 - $.25
                                                  ------------ -----------    ----------
          Options and warrants issued for
             services outstanding, April 30,
             2002 (F)(G)                            --           3,950,056     164,545         $.001 - $6.00
                                                  ============ ===========    ==========       ==============

                         (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation to be amortized to expense. The balance of unearned compensation as of August 1, 2001 was $975,090.

                         (B) In connection with the Recapitalization (see Note 2 herein), holders of stock options that were entitled to receive shares of common stock upon exercise of stock options issued pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") became entitled to receive an equivalent number of shares of Class A common stock at the same exercise price upon exercise; holders of all other stock options and warrants became entitled to receive a proportional number of shares of Class A common stock and Series 1 Class B common stock at a proportional exercise price upon exercise.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)



Note 5 - Other issuances of common stock, warrants and stock options
         (continued):

         Options, warrants and other equity instruments issued for services (continued):

                  (C) As further explained in Note 11 to the Audited Financial Statements, on August 31, 2001, pursuant to amended and restated employment agreements between the Company and its three senior executives, each dated August 31, 2001, the Company granted options to purchase 1,000,000 shares of, effectively, Class A common stock at $.02 per share to each of the three senior executives as additional compensation for services to be rendered under such contracts. Options previously granted to the three senior executives pursuant to their original employment agreements, which gave each executive the right to purchase 900,000 shares of, effectively, Class A common stock at an exercise price of $.25 per share, were cancelled. In accordance with the provisions of SFAS 123, the Company charged $24,000 to compensation expense in the nine months ended April 30, 2002, which represented the excess of the aggregate fair value of the options to purchase 1,000,000 shares of Class A common stock granted to each executive on August 31, 2001 over the aggregate fair value of the options to purchase 900,000 shares of Class A common stock previously granted to each of the executives immediately prior to the cancellation of those options.

                           In addition, during the nine months ended April 30, 2002, the Company issued options for the purchase of 1,936,725 shares of, effectively, Class A common stock at exercise prices ranging from $.001 to $.10 per share to employees and consultants that did not have employment or other contractual agreements. The aggregate estimated fair value of the options at the respective dates of issuance of $538,000 was charged directly to compensation and consulting expense during the nine months ended April 30, 2002.

                  (D) As a result of the cancellation of options during the nine months ended April 30, 2002, the Company reversed the unamortized balance of $189,000 of charges recorded as unearned compensation in connection with the original issuances of options to employees and consultants.

                  (E) During the nine months ended April 30, 2002, the Company issued 3,417,125 shares of, effectively, Class A common stock upon the exercise of options and received proceeds of $144,353.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 5 - Other issuances of common stock, warrants and stock options
(continued):

         Options, warrants and other equity instruments issued for services (continued):


                  (F) These options and warrants also include options for the purchase of 2,304,600 shares of, effectively, Class A common stock granted pursuant to the Incentive Plan which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's Class A common stock. The number of shares of Class A common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. As of April 30, 2002, the options for the purchase of all of the 2,304,600 shares of Class A common stock remained outstanding.

                  (G) These options and warrants will expire at various dates from July 2005 through March 2012.

                    A total of $561,544 and $188,544 was charged directly to compensation and consulting expense during the nine and three months ended April 30, 2002, respectively, and $1,908,370 was charged to unearned compensation during the nine months ended April 30, 2001 as a result of the options issued as compensation to employees and as consideration for consulting, professional and other services in the transactions described above and/or in Note 7 to the Audited Financial Statements.

                    In addition, during the nine months ended April 30, 2002, the Company issued 1,196,807 shares of its common stock (1,088,066 and 108,801 Class A and Series 1 Class B shares, respectively) to employees and consultants as compensation to employees and as consideration for consulting, professional and other services. The aggregate estimated fair value of the shares at the respective dates of issuance was $777,390, of which $168,090 was charged directly to compensation and consulting expense and $609,300 was charged to unearned compensation during the nine months ended April 30, 2002. A total of $79,900 was charged directly to compensation and consulting expense during the three months ended April 30, 2002.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 5 - Other issuances of common stock, warrants and stock options
(concluded):

         Options, warrants and other equity instruments issued for services (concluded):

                    Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $859,456 and $7,660,318 was amortized during the nine months ended April 30, 2002 and 2001, respectively, and a total of $577,268 and $3,794,711 was amortized during the three months ended April 30, 2002 and 2001, respectively. A total of $189,000 of unearned compensation was reversed during the nine months ended April 30, 2002 as a result of the cancellation of options. The unamortized balance of charges to unearned compensation of $535,934 has been reflected as a reduction of stockholders' equity as of April 30, 2002.

                    The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the Black-Scholes option-pricing model. The fair values were determined during the nine months ended April 30, 2002 based on the following assumptions:

                         Expected years of option life:            5
                         Risk-free interest rate:                  4.5%
                         Dividend yield:                           0%
                         Volatility:                          307% - 361%


Note 6 - Notes payable to officers:

                On April 1, 2001, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69% and become payable on July 1, 2002.


Note 7 - Write-off of capitalized web site development costs:

                As a result of the Company's continuing losses and the uncertainties related to its ability to generate income in future periods, management determined on January 31, 2002 that the value of the Company's capitalized web site development costs had been impaired and, accordingly, the remaining unamortized balance of approximately $264,000 as of that date was written off.


Note 8 - Legal proceedings:

                The Company is involved in various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's consolidated financial statements in subsequent years.

                                      * * *

Item 2.           Management's Discussion and Analysis.

                              RESULTS OF OPERATIONS

Nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001

Revenues:

Revenues primarily consist of subscription revenues derived from annual, semi-annual, quarterly and monthly subscriptions relating to our product JAGNotes. JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals. More recently, we changed our focus to also include the retail investor by providing a variety of investment information including but not limited to the JAGNotes through our web site. During the nine months ended April 30, 2002 subscription revenues decreased as compared to the nine months ended April 30, 2001 with total subscription revenues for the comparable periods of approximately $468,000 and $785,000, respectively.

As more fully described in previous filings it was originally our intention to increase subscription revenues through international expansion and increased awareness of our United States of America web site. In addition, commensurate with the establishment of JAGfn Broadband L.L.C. ("JAGfn"), effective August 1, 2000 we began focusing much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would have provided our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would have been ancillary to our operations as a whole. However, during the nine months ended April 30, 2001 we halted our international expansion plans and did not receive any advertising income in connection with our real time video programming. As a result JAGfn was sold on February 1, 2001 resulting in a gain of approximately $197,000. As a result of this change in focus we suffered a significant decrease in subscription revenue. We have once again re-focused our efforts on building the awareness of our JagNotes products and our web site in an attempt to increase subscription revenues.

While our revenues do include revenues from other sources, such as advertising, these other revenues are not material to our operations as a whole. In addition, we did not generate any revenues from our subsidiary JAG Company Voice LLC ("Company Voice") during the nine months ended April 30, 2002. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, payments to commentators and employees for their reports that are posted on our web site and that were broadcasted on our webcast during the nine months ended April 30, 2001 and salaries associated with the production of our webcast during the nine months ended April 30, 2001. During the nine months ended April 30, 2002 cost of revenues decreased by approximately $6,089,000 to approximately $821,000 from approximately $6,910,000 during the nine months ended April 30, 2001.

The primary causes for this decrease were as follows:

         o A decrease of approximately $3,420,000 in costs for our commentators and consultants associated with our web site from approximately $3,949,000 during the nine months ended April 30, 2001 to approximately $529,000 during the nine months ended April 30, 2002. Such amounts included cash consideration of $64,000 and $1,265,000 and non-cash charges related to the amortization of unearned compensation and the issuance of stock options in exchange for services of $465,000 and $2,684,000 during the nine months ended April 30, 2002 and 2001, respectively. The decrease in such costs is commensurate with the expiration of consulting agreements entered into in prior years that were not renewed. In addition, we were relieved of substantially all of our obligations under various consulting agreements as part of the sale of JAGfn effective February 1, 2001.

         o During the nine months ended April 30, 2001 we incurred salary charges of approximately $2,438,000 in connection with the production of the JAGfn webcast. We were relieved of such costs concurrent with the sale of JAGfn effective February 1, 2001.

         o A decrease in costs associated with the development and maintenance of our web site of approximately $231,000 from approximately $355,000 during the nine months ended April 30, 2001 to approximately $124,000 during the nine months ended April 30, 2002. The decrease results from the fact that during the year ended July 31, 2000 and continuing into the nine months ended April 30, 2001 we re-designed our web site to integrate the JAGfn webcast and as a result incurred additional costs.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the nine months ended April 30, 2002 selling expenses decreased approximately $94,000 to approximately $29,000 from its level of approximately $123,000 during the nine months ended April 30, 2001. The major components of this decrease are:


         o An approximate $45,000 decrease in advertising and promotional costs from approximately $48,000 during the nine months ended April 31, 2001 to approximately $3,000 during the nine months ended April 30, 2002.

         o An approximate $50,000 decrease in business travel related expenses from approximately $76,000 during the nine months ended April 30, 2001 to approximately $26,000 during the nine months ended April 30, 2002.

The decrease in both of these expense categories results from our efforts to better contain costs as we attempt to build our subscription base.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $5,223,000 during the nine months ended April 30, 2002 to approximately $2,579,000 from approximately $7,802,000 during the nine months ended April 30, 2001. The decrease in general and administrative expenses is primarily attributable to the following:

         o A decrease of approximately $1,195,000 in rent expense from approximately $1,208,000 during the nine months ended April 30, 2001 to approximately $13,000 during the nine months ended April 30, 2002. The decrease in rent expense is attributable to the lease costs that were associated with our webcasting studio and offices in New York City, which we no longer have.

         o A decrease of approximately $3,777,000 in amortization of unearned compensation, a non-cash charge, from approximately $4,482,000 during the nine months ended April 30, 2001 to approximately $705,000 during the nine months ended April 30, 2002. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf during the fiscal year ended July 31, 2001. As of July 31, 2001 a significant portion of these costs had been fully amortized thus resulting in the significant decrease.

         o A decrease in payroll and payroll related expenses of approximately $350,000 from approximately $1,018,000 during the nine months ended April 30, 2001 to approximately $668,000 during the nine months ended April 30, 2002. The decrease results from a significant downsizing of our staff subsequent to the year ended July 31, 2001 to be more commensurate with our operations.

         o These decreases were partially offset by an increase in professional fees of approximately $50,000 from approximately $618,000 during the nine months ended April 30, 2001 to approximately $668,000 during the nine months ended April 30, 2002 and an increase in data processing expenses of approximately $106,000 from approximately $8,000 during the nine months ended April 30, 2001 to approximately $114,000 during the nine months ended April 30, 2002. These increases are attributable to various SEC filings in connection with our recapitalization and JAGfn's termination of its activities which terminated the sharing of our data processing costs.

The remainder of the decrease is attributable to our efforts to better contain costs.

Write-off of capitalized web site development costs:

During the nine months ended April 30, 2002, we recognized a charge of approximately $264,000 associated with the write-off of our capitalized web site development costs. Our web site was redesigned during 2001 to accommodate our webcast. As a result of the sale of JAGfn, and the fact that we continue to incur net operating losses, the carrying value of the capitalized web site costs was deemed to be impaired in accordance with accounting principles generally accepted in the United States of America.

Interest expense:

During the nine months ended April 30, 2001 we incurred interest expense of approximately $1,527,000 of which $1,379,000 was associated with the amortization of deferred financing costs and debt discounts associated with outstanding convertible debentures. The remaining $148,000 was a result of accrued interest on the outstanding principal balance of such debentures. These debentures were assumed and/or cancelled concurrent with the sale of JAGfn.

Net loss:

As a result of the above, we had a net loss of approximately $3,225,000 during the nine months ended April 30, 2002 as compared to a net loss of approximately $15,368,000 during the nine months ended April 30, 2001.

Three months ended April 30, 2002 as compared to the three months ended April 30, 2001

Revenues:

During the three months ended April 30, 2002 subscription revenues decreased as compared to the three months ended April 30, 2001 with total subscription revenues for the comparable periods of approximately $66,000 and $157,000, respectively.

Cost of revenues:

During the three months ended April 30, 2002 cost of revenues decreased by approximately $36,000 to approximately $155,000 from approximately $191,000 during the three months ended April 30, 2001.

The primary cause for this decrease was a decrease in costs associated with the development and maintenance of our web-site of approximately $154,000 from approximately $162,000 during the three months ended April 30, 2001 to approximately $8,000 during the three months ended April 30, 2002. The decrease results from the fact that during the year ended July 31, 2000 and continuing into the three months ended April 30, 2001 we re-designed our web site to integrate the Jagfn webcast and as a result incurred additional costs.

This decrease was offset by an increase of approximately $15,000 in costs for our commentators and consultants associated with our web site from approximately $99,000 during the three months ended April 30, 2001 to approximately $114,000 during the three months ended April 30, 2002. Such amounts included cash consideration of $15,000 and $6,000 and non-cash charges related to the amortization of unearned compensation of $99,000 and $93,000 during the three months ended April 30, 2002 and 2001. These charges increased as a result of various new consulting agreements entered into during the three months ended April 30, 2002.

The remainder of the decrease results from a decrease in telephone and fax costs which coincides with the decrease on our fax subscriber base.

Selling expenses:

During the three months ended April 30, 2002 selling expenses decreased approximately $9,000 to approximately $3,000 from its level of approximately $12,000 during the three months ended April 30, 2001. The major components of this decrease are:

         o An approximate $6,000 decrease in advertising and promotional costs from approximately $6,000 during the three months ended April 30, 2001 to no charges during the three months ended April 30, 2002.

         o An approximate $3,000 decrease in business travel related expenses from approximately $7,000 during the three months ended April 30, 2001 to approximately $4,000 during the three months ended April 30, 2002.

The decrease in both of these expense categories results from our efforts to better contain costs as we attempt to build our subscription base.

General and administrative expenses:

General and administrative expenses decreased approximately $466,000 during the three months ended April 30, 2002 to $906,000 from approximately $1,372,000 during the three months ended April 30, 2001. The decrease in general and administrative expenses is primarily attributable to the following:

         o A decrease of approximately $65,000 in rent expense from approximately $67,000 during the three months ended April 30, 2001 to approximately $2,000 during the three months ended April 30, 2002. The decrease in rent expense is attributable to the lease costs that were associated with our webcasting studio and offices in New York City, which we no longer have.

         o A decrease of approximately $571,000 in amortization of unearned compensation, a non-cash charge, from approximately $712,000 during the three months ended April 30, 2001 to approximately $141,000 for the three months ended April 30, 2002. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties exploring business expansion opportunities on our behalf during the fiscal year ended July 31, 2001. As of July 31, 2001 a significant portion of these costs had been fully amortized thus resulting in the significant decrease.

The decreases were partially offset by an increase in professional fees of approximately $66,000 from approximately $259,000 during the three months ended April 30, 2001 to approximately $325,000 during the three months ended April 30, 2002 and data processing expenses of approximately $73,000. There were no data processing expenses incurred during the three months ended April 30, 2001. These increases are attributable to various SEC filings, including in connection with our recapitalization.

The remainder of the decrease is attributable to our efforts to better contain costs.

Interest expense:

During the three months ended April 30, 2001 we incurred interest expense of approximately $38,000 of which $31,000 was associated with the amortization of deferred financing costs and debt discounts associated with outstanding convertible debentures. The remaining $7,000 was a result of accrued interest on the outstanding principal balance of such debentures. These debentures were assumed and/or cancelled concurrent with the sale of JAGfn.

Net loss:

As a result of the above, we had a net loss of approximately $999,000 during the three months ended April 30, 2002 as compared to a net loss of approximately $1,257,000 during the three months ended April 30, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended April 30, 2002 and 2001 we only generated revenues of approximately $468,000 and $785,000 respectively, incurred net losses of approximately $3,225,000 and $15,368,000, respectively, and had cash flow deficiencies from operating activities of approximately $1,154,000 and $5,432,000, respectively. As a result, we had a cash balance of only approximately $36,000, a working capital deficiency of $768,000 and an accumulated deficit of approximately $37,764,000 as of April 30, 2002. In addition, we believe that we will continue to incur net losses through at least April 30, 2003. These matters raise substantial doubt about our ability to continue as a going concern.

Our net losses during the nine months ended April 30, 2002 and 2001 included noncash operating expenses of approximately $1,829,000 and $9,102,000, respectively. Primarily as a result of the sale of the advertiser-based financial webcast operations of JAGfn and the termination of our efforts to generate foreign revenues we reduced our net loss from approximately $15,368,000 for the nine months ended April 30, 2001 to $3,225,000 for the nine months ended April 30, 2002. We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least April 30, 2003 and that we will need to obtain additional equity or debt financing to sustain our operations until we can successfully market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our financing agreement described below or through other financing agreements to enable us to continue as a going concern through at least April 30, 2003. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

During nine months ended April 30, 2002 we used approximately $1,154,000 in our operations. Although we had a net loss of approximately $3,225,000 for the nine months ended April 30, 2002 such loss included non-cash charges of approximately $1,829,000 primarily associated with depreciation and amortization of our equipment and capitalized web site development costs, amortization of unearned compensation, the write-off of capitalized software costs and the issuance of stock options in exchange for services. In addition we financed our operations in part by an increase in trade accounts payable of approximately $295,000.

On August 17, 2001, we entered into an equity line purchase agreement (the "Original Equity Line Agreement") with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which we had, in effect, "put" options whereby, subject to certain conditions, we had been able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value and average daily trading volume of our shares. The maximum aggregate purchase price under the Original Equity Line Agreement was $10,000,000. The Original Equity Line Agreement was initially scheduled to expire on September 27, 2004. However, it was terminated in April 2002 and was replaced by another agreement with the investment partnership as further described below.

Cornell Capital received 1,500,000 shares of our common stock (equivalent to 1,363,637 and 136,363 Class A and Series 1 Class B shares, respectively) of as of August 17, 2001 as additional consideration for entering into the Original Equity Line Agreement. Certain principals of Cornell Capital agreed to surrender for cancellation outstanding warrants for the purchase of a total of 690,000 shares of the Company's common stock (equivalent to 627,273 and 62,727 Class A and Series 1 Class B shares, respectively). Cornell Capital was also entitled to a cash fee equal to 5% of the gross proceeds received by the Company in connection with each put.

During the nine months ended April 30, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of common stock (5,146,828 and 514,682 Class A and Series 1 Class B shares, respectively) as a result of the exercise of put options under the Original Equity Line Agreement, and we received proceeds of $632,884, net of $38,575 of placement fees.

On April 19, 2002, we entered into a new equity line purchase agreement (the "New Equity Line Agreement") with Cornell Capital pursuant to which we will have, in effect, new put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our Class A common stock from time to time at an aggregate purchase price of $10,000,000. The term of the New Equity Line Agreement will extend for 24 months. It will become available as of the date a registration statement under the Securities Act of 1933 filed by us for the registration of the shares issuable to Cornell Capital becomes effective, unless the New Equity Line Agreement is terminated earlier at our discretion. The purchase price will be 95% of the lowest closing bid price of our Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000 and (ii) a requirement that at least five trading days must elapse before we can deliver a new put notice to Cornell Capital. We will be required to issue 10,000 shares of our Class A common stock to placement agents as of the effective date as consideration for their services in connection with the New Equity Line Agreement.

During the nine months ended April 30, 2002, options to purchase 3,417,125 shares of common stock were exercised resulting in proceeds of $144,353.

On April 1, 2001 two of our executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. While the notes become payable on July 1, 2002, at this time we do not have the means to repay these notes. It is our intention to extend the maturity date of these notes.

In addition, during the nine months ended April 30, 2002, we issued 1,196,807 shares of common stock with a fair value of $777,390 and issued options to purchase 4,936,725 shares of common stock with a fair value of $561,544 in exchange for services.

On February 21, 2002, our stockholders approved an amendment to the articles of incorporation pursuant to which the name of the Company was changed to JAG Media Holdings, Inc. The stockholders also approved another amendment that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on April 8, 2002. Pursuant to the recapitalization plan,
(i) the total number of shares of all classes of capital stock authorized for issuance was increased from 100,000,000 shares to 200,000,000 shares with a par value of $.00001 per share, of which 15,000,000 shares became authorized for issuance as preferred stock, 155,000,000 shares became authorized for issuance as Class A common stock and 30,000,000 shares became authorized for issuance as Class B common stock; and (ii) we issued 1 share of Class A common stock and .1 share of Class B common stock designated as Series 1 Class B common stock in exchange for every 1.1 shares of common stock outstanding prior to the recapitalization.

In addition, holders of stock options that were entitled to receive shares of common stock upon exercise of stock options issued pursuant to the our incentive stock option plan became entitled to receive an equivalent number of shares of Class A common stock at the same exercise price upon exercise; holders of all other stock options and warrants became entitled to receive a proportional number of shares of Class A common stock and Series 1 Class B common stock at a proportional exercise price upon exercise.

Each share of Series 1 Class B common stock is immediately convertible into one share of Class A common stock. Each share of Series 1 Class B common stock also may be redeemed by us at any time for either one share of Class A common stock or equivalent cash value. Each share of Class A common stock and Series 1 Class B common stock will be equal in respect to dividends and voting rights. Therefore, each share of Series 1 Class B common stock is, for financial reporting purposes, equivalent to one share of Class A common stock. In addition, 1 share of Class A common stock and .1 share of Series 1 Class B common stock is equivalent to 1.1 shares of common stock that were outstanding before the recapitalization for financial reporting purposes

The recapitalization was effectively equivalent to a stock split and the numbers of shares of common stock outstanding before the recapitalization have been retroactively restated in the accompanying management discussion and analysis.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2002, the Company and Reliant Limited, a corporation organized under the laws of the Isle of Man ("Reliant"), agreed to settle, the civil action filed by Reliant against the Company and its transfer agent in Superior Court of the State of New Jersey, County of Monmouth (subsequently removed to U.S. District Court) relating to that certain Offshore Securities Subscription Agreement dated January 18, 2000. No money will be paid under the terms of the settlement, and the parties have agreed to execute a mutual release of claims.

Except as described above, there are no currently pending material law suits or similar administrative proceedings and, to the best knowledge of management, there is presently no basis for any other material suit or proceeding against the Company.

Item 2. Changes in Securities and Use of Proceeds.

On April 8, 2002, the Company filed with the Secretary of State of the State of Nevada an amendment to Article Fourth of its Articles of Incorporation to (i) increase the aggregate authorized number of shares of all classes of stock from 100,000,000 to 200,000,000; (ii) create 155,000,000 shares of Class A common stock, par value $0.00001, and 30,000,000 shares of Class B common stock, par value $0.00001, of which 3,000,000 shares are designated Series 1 Class B common stock; (iii) reclassify each outstanding one and one-tenth (1.1) shares of the Company's existing common stock, par value $0.00001 per share ("Common Stock") into (a) one (1) share of Class A common stock and (b) one-tenth (1/10th) of a share of Series 1 Class B common stock upon surrender of physical share certificates representing the existing Common Stock for new Class A common stock and Series 1 Class B common stock certificates; and (iv) create a class of 15,000,000 shares of preferred stock.

In connection therewith, the Company filed a Registration Statement on Form 8-A with the Securities and Exchange Commission (the "Commission") registering the Class A common stock and Class B common stock under the Securities Exchange Act of 1934, as amended. The Class A common stock trades on the Nasdaq OTC Bulletin Board under the symbol "JGMHA".

On April 9, 2002, the Company entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which it can put its shares of Class A common stock, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, the Company issued Westrock Advisors, Inc. a placement agent fee of 10,000 shares of its Class A common stock. The Company also agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The investments under this Equity Line Purchase Agreement will be made in reliance upon Regulation D. Upon effectiveness of a registration statement filed by the Company with the Commission, the Company's original equity line purchase agreement with Cornell Capital Partners, L.P., dated August 17, 2001, will be superseded by the new agreement and will be of no further force and effect.


Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

On or about January 28, 2002, the Company mailed a Proxy Statement to shareholders in connection with a special meeting (the "Special Meeting") which was held on February 21, 2002 in Conference Room 39B located on the 39th Floor of 101 Park Avenue in New York City in the law offices of Morgan, Lewis & Bockius LLP. The following matters were voted upon and approved at the Special
Meeting: (a) an amendment to Article First of the Company's Articles of Incorporation to change the corporate name to JAG Media Holdings, Inc.; and (b) an amendment to Article Fourth of the Company's Articles of Incorporation to:
(i) create 155,000,000 shares of Class A common stock, par value $0.00001, and 30,000,000 shares of Class B common stock, par value $0.00001, of which 3,000,000 shares are designated Series 1 Class B common stock; (ii) reclassify each outstanding one and one-tenth (1.1) shares of the Company's existing Common Stock into (x) one (1) share of Class A common stock and (y) one-tenth (1/10th) of a share of Series 1 Class B common stock upon surrender of physical share certificates representing the existing Common Stock for new Class A common stock and Series 1 Class B common stock certificates; and (iii) create a class of 15,000,000 shares of preferred stock.

As of January 18, 2002, the record date established by the Board of Directors for the Special Meeting, there were 27,266,124 shares of Common Stock outstanding, the holders of which were entitled to vote at the Special Meeting. The holders of 26,279,331 shares of Common Stock, or more than a majority of the Common Stock, were present in person or represented by proxy at the Special Meeting. The holders of 25,467,531 shares of Common Stock voted for the approval of the name change amendment, the holders of 809,100 shares of Common Stock voted against approval and the holders of 2,700 shares of Common Stock abstained from the vote. The holders of 15,457,078 shares of Common Stock voted for the approval of the recapitalization amendment, the holders of 961,996 shares of Common Stock voted against approval and the holders of 8,800 shares of Common Stock abstained from the vote.

Item 5.           Other Information.

On April 1, 2002, Thomas J. Mazzarisi, the Company's Executive Vice President, Chief Financial Officer and General Counsel, loaned the Company $200,000 out of proceeds that he received from the sale of shares of Common Stock in the open market. The loan is subject to the terms and conditions of an unsecured promissory note issued by the Company to Mr. Mazzarisi on such date. The note, which is payable in full to Mr. Mazzarisi on July 1, 2002, bears interest at a rate of 2.69% per annum and may be prepaid in whole or part at any time without premium or penalty.

On April 1, 2002, Stephen J. Schoepfer, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $200,000 out of proceeds that he received from the sale of shares of Common Stock in the open market. The loan is subject to the terms and conditions of an unsecured promissory note issued by the Company to Mr. Schoepfer on such date. The note, which is payable in full to Mr. Schoepfer on July 1, 2002, bears interest at a rate of 2.69% per annum and may be prepaid in whole or part at any time without premium or penalty.

The Company has used the proceeds of these loans to fund existing payables and for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits.

None.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended April 30, 2002:

         o Current Report on Form 8-K filed with the Commission on March 5, 2002, announcing procedures for exchanging stock certificates pursuant to the plan of recapitalization.

         o Current Report on Form 8-K filed with the Commission on March 11, 2002, attaching forms of (i) Letter to Record Stockholders, (ii) Letter to Beneficial Holders of the Company's Common Stock and (iii) Letter of Transmittal, in connection with the plan of recapitalization.

         o Current Report on Form 8-K filed with the Commission on March 13, 2002, announcing the retention of D.F. King & Co., Inc. as information agent in connection with the plan of recapitalization.

         o Current Report on Form 8-K filed with the Commission on March 25, 2002, announcing an update regarding the procedures for exchanging stock certificates pursuant to the plan of recapitalization.

         o Current Report on Form 8-K filed with the Commission on April 17, 2002, attaching copies of the (i) Certificate of Amendment of the Company's Articles of Incorporation as filed with the Secretary of State of the State of Nevada on April 8, 2002,
                  (ii) Promissory Note, dated April 1, 2002, in the amount of $200,000 issued to Thomas J. Mazzarisi, (iii) Promissory Note, dated April 1, 2002, in the amount of $200,000 issued to Stephen J. Schoepfer and (iv) Press Release announcing the status of the issuance of new Class A and Series 1 Class B common stock certificates.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JAGNOTES.COM INC.


Date: June 19, 2002          By:  /s/ Gary Valinoti
                                 -------------------
                                 Name:  Gary Valinoti
                                 Title: President and Chief Executive Officer


Date: June 19, 2002           By:  /s/ Thomas J. Mazzarisi
                                 -------------------------
                                 Name: Thomas J. Mazzarisi
                                 Title: Executive Vice President,
                                        Chief Financial Officer and
                                        General Counsel