Form 10KSB
period 2002-07-31
JAG MEDIA HOLDINGS INC
filed 2002-11-13
CIK 1089029

             SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 2002

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

                                                       Name of Each Exchange
 Title of Each Class                                    on which Registered
        None                                                   None

         Securities registered pursuant to Section 12(g) of the Act:

                    Class A Common Stock, $0.00001 par value
               Series 1 Class B Common Stock, $0.00001 per share
                                (Title of Class)

                                 --------------

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenue for the fiscal year ended July 31, 2002 was approximately $625,000.

         The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A Common Stock on November 8, 2002 as reported on the OTC Bulletin Board, was approximately $10,422,792.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at November 1, 2002
          -----                            -------------------------------
     Class A Common Stock,
 par value $0.00001 per share                         34,739,488
Series 1 Class B Common Stock,
 par value $0.00001 per share                          1,540,141

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            JAG MEDIA HOLDINGS, INC.
                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I..................................................................3

ITEM 1.  DESCRIPTION OF BUSINESS........................................3

ITEM 2.  DESCRIPTION OF PROPERTIES.....................................25

ITEM 3.  LEGAL PROCEEDINGS.............................................25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........26

PART II  ..............................................................26

ITEM 5.  MARKET FOR THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................26

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION.................................32

ITEM 7.  FINANCIAL STATEMENTS..........................................45

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............45

PART III...............................................................46

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT..................................................46

ITEM 10. EXECUTIVE COMPENSATION........................................48

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT..............................56

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................57

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K........................59

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

We have recently undertaken a corporate reorganization in order to distinguish and better manage our areas of business. On January 4, 2002, JAG Media LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of JagNotes. The assets and liabilities of our current fax and Internet subscription business were transferred to JAG Media LLC. Also on January 4, 2002, JAG Company Voice LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of JagNotes. JAG Company Voice LLC will carry out the operations of our "Company Voice" start-up business which aims to provide small to medium size publicly-traded companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format. The web site for our Company Voice business is located at www.thecompanyvoice.com. In order to better reflect the overall business in which we expect to engage and the corporate structure we intend to use to conduct that business, we changed our corporate name from JagNotes.com Inc. to JAG Media Holdings, Inc. effective April 8, 2002.

Our jagnotes.com web site currently consists of free and subscription-based portions. The free portion provides users with access to market commentary and selected financial data. The subscription-based portion provides more timely reports, including breaking news and potentially market moving information. We currently derive our revenues primarily from the sale of subscriptions.

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

The first Internet-based trading systems were introduced in 1995. Since that time, online trading has increased dramatically. According to a January 2001 estimate, there were 7.8 million individuals trading online, making 807,000 trades per day. As of January 2001, there were over 200 broker-dealers providing retail investors with the ability to trade online. See Securities and Exchange Commission, Office of Compliance Inspections and Examinations: Examinations of Broker-Dealers Offering Online Trading: Summary of Findings and Recommendations (January 25, 2001).

According to a February 2002 report by the U.S Commerce Department, as of September 2001 approximately 143 million or 53.9% of Americans used the Internet. This represents an increase of 26 million during the period of August 2000 to September 2001. Additionally, Internet users grow at a rate of 2 million per month. This report also indicates that 8.8% of all Internet users above the age of 15, or approximately 9.75 million users, engage in online trading of stocks, bonds and mutual funds. See U.S. Department of Commerce, A Nation
Online: How Americans Are Expanding Their Use of the Internet (February
2002)(available at www.commerce.gov).

According to J.D. Power & Associates' 2001 Future Online Market Penetration Study, the number of online investors could double in the period between November 2001 and November 2002. Depending on economic conditions, offline investors are expected to migrate online for at least some of their investing activities. The study also stated that the increase of Internet use among Americans could create a surge of new investors in the online trading market. See J.D. Power & Associates Reports, Online Trading Expected to Nearly Double in Next 12 Months: Heavy Trader Population Still Growing (November 1,
2001)(available at www.jdpa.com).

A J.D. Power & Associates report published in March 2002 states that 90% of online investors surveyed indicated that they intended to continue investing online. A third of those investors surveyed also indicated their intention to increase their volume of online trades. The survey did find, however, that there was only a 2% increase in new investors during the period between September 2001 and March 2002. Over this period, online investing among 25-34 year-olds declined; however, the number of seniors (55 years of age and over) who identified themselves as online traders increased. See J.D. Power & Associates Reports, Online Investors Optimistic Despite Caution After September 11 (March 26, 2002)(available at www.jdpa.com).


Our Products

We have been providing financial and investment information within the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our U.S. web site. At www.jagnotes.com, we offer timely financial data and reports and commentary from the financial community.

Our jagnotes.com web site currently consists of free and subscription-based portions.

On the free portion of our site, we offer commentaries from experienced journalists, money managers, analysts and other Wall Street professionals as well as selected financial data targeted at the active investor and trader.

The commentary on our web site is provided by journalists, money managers, analysts and other Wall Street professionals. Their reports range from analysis of individual stocks and industry sector performance to analysis of broad market and economic matters. In many cases our commentators also provide and analyze technical financial and market data. We select our commentators to offer our subscribers a broad range of analysis to appeal to a broad range of investment and trading styles. The topics of these commentaries vary daily. Although we have no set criteria for choosing our commentators, we look for individuals who:

         o are well respected by members of the Wall Street community, including traders, economists, investment bankers and other institutional investors; and

         o have experience either as a journalist, money manager or financial analyst and/or have an educational background in business, finance or economics.

As of November 1, 2002, JAG Media had 12 commentators who provide technical analysis and commentary for our web site. The names of these commentators and the columns they write are as follows:


Commentator                        Column
-----------                        ------
Paul Merriman                      Managing Your Mutual Funds

Lawrence G. McMillan               Option Strategist

Mark Likos                         The Likos Letter

Harry Boxer                        The Technical Trader

John Gabriel                       Stock Market Momentum

Douglas Hughes                     Small Bank Newsletter

Axxel Knutson                      Trading Weapon

Mark Leibovit                      Volume Tracks

David Schultz                      Sector Vue

Bruce Norrin                       Focus Stock Charts

Harry Aloof                        Wall Street Trader's Column

Mark Camp                          Program Trading Research

None of the above-referenced commentators have written agreements with JAG Media. Accordingly, they are free to cease providing their commentary at any time.

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

The JAG Media Rumor Report - Because rumors can move equities, we have established the "Rumor Room" where we post rumors about various stocks that have been heard on the street. When we hear rumors, we post the information in the Rumor Report and indicate the date and time of the rumor. We also attempt to contact the company or companies involved in the rumors for a comment and post the results of this inquiry with the rumor. While we realize that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of our site, we believe that every trader and investor - large and small - should have access to this information to determine its usefulness. The JAGMedia Rumor Report is available to our subscribers and updated throughout the day.

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

We intend to continue providing our combined fax/Internet service in the future primarily to institutional subscribers. We believe that some financial institutions are willing to pay a higher price for this combined service because they consider a faxed report to be a more efficient means of receiving the information or because their employees do not have direct Internet access. We are also examining the potential for implementing other product offerings and subscription structures which may be attractive to institutional subscribers.

Company Voice Service - Through our wholly owned subsidiary, JAG Company Voice LLC, we have begun marketing our "Company Voice" service. The Company Voice makes available to publicly traded companies production and distribution services that enable them to deliver press releases and other company messages to stockholders and potential investors in streaming video/audio format. The production and distribution services provided in connection with the Company Voice service include:

         o directly contracting for studios in which Company Voice segments will be taped;

         o        providing interviewers for each Company Voice segment;

         o        assisting clients in preparing for each interview;

         o encoding taped segments to allow distribution via the Internet; and

         o arranging for distribution and streaming of finalized Company Voice segments on affiliate sites such as Lycos

The premium services that will be made available to clients of the Company Voice include:

         o preparation of CD-ROM's containing Company Voice segments which clients can use for other investor and public relations purposes; and

         o opt-in e-mail campaigns whereby a client can select the size of its e-mail campaign and the e-mails will include a link to a Company Voice segment selected by the client

We are currently assembling a network of sites through which the Company Voice will be distributed and have, to date, entered into distribution agreements with Lycos, FreeRealTime and Zacks. The Company Voice will be initially marketed to clients as part of a package of four video/audio segments, each approximately 2-10 minutes in duration, which will be distributed through The Company Voice network of affiliated web sites, which will include Lycos Finance (www.lycos.finance.com), FreeRealTime (www.freerealtime.com), Zacks.com (www.zacks.com) and Zacks Advisor (www.zacksadvisor.com). Clients will be charged an introductory fee for each basic video/audio package and will be given the opportunity to upgrade their packages with various premium services that will be offered through affiliates of The Company Voice network.

As of November 1, 2002, our Company Voice service had not been officially launched. Based upon our most recent discussions with Lycos, we anticipate a launch date during the second quarter of our fiscal year ending July 31, 2003 but note that our agreement with Lycos provides that Lycos has the sole right to determine the timing of the launch date of its distribution of the Company Voice service. We expect Lycos to be our major distribution channel and therefore do not intend to provide our service on the Zacks and FreeRealTime sites until our service is operational on the Lycos Finance site. Our agreement with Lycos is for a two year term commencing on the launch date. For each video package provided by us to Lycos, we have agreed to pay Lycos the greater of $3,000 or ten percent of the revenue received by us for creating such video package. During the term of the agreement, we have agreed not to provide any of the video content in any form or manner nor grant any license to such content to America Online, Inc., Yahoo! Inc. or Microsoft Corporation. Pursuant to the agreement Lycos shall have the exclusive right to sell advertising on the site where it makes the content available and to retain all revenue generated therefrom.

Pursuant to the terms of the contract, both Lycos and we have the right to terminate the agreement if the other party either becomes insolvent or files for bankruptcy or materially breaches a material provision of the contract and does not cure such breach within 30 days of receiving notice of such breach. In addition, Lycos may unilaterally terminate the agreement for any or no reason on 30 days written notice, and we may unilaterally terminate the agreement for any or no reason on 60 days written notice provided that we pay to Lycos any outstanding placement fees due under the agreement. Lycos may also terminate the agreement or suspend its performance thereunder if the content provided by us violates or fails to comply with any applicable law or regulation, or violates the rights of any third party. In addition, if we fail to pay to Lycos any amount due Lycos under the agreement when such amount is due, Lycos may terminate the agreement immediately by providing us with a written notice of termination.

Furthermore, Lycos and we have agreed to indemnify and hold harmless the other party and the other party's officers, directors, shareholders, employees, agents and affiliates from and against any and all third party claims, damages, liabilities, costs and expenses arising out of or related to any breach of any warranty, representation, covenant or agreement made by the indemnifying party in the agreement. In addition, we have agreed to defend, indemnify and hold harmless Lycos and its officers, directors, shareholders, employees, agents and affiliates against any and all third party claims, damages, liabilities, costs and expenses arising out of or related to the development, operation or maintenance of the video service and the content and the use or misuse of, or reliance on, the content by any user.

Excite and iWon have also offered to serve as distribution channels for the Company Voice upon payment by us of a placement fee of $60,000. We intend to use the proceeds from our equity line agreement with Cornell Capital to fund the placement fee and therefore do not expect to commence providing our services on these sites until the second quarter of our fiscal year 2003. Although we are in discussions with several companies and investor relations firms who have expressed interest in buying Company Voice packages, we have not yet signed placement agreements with any clients.

Advertising Revenue

While we expect the primary source of our revenue from our jagnotes.com web site to be subscriptions, we may supplement this with advertising revenue. Such revenues have, however, not been meaningful to date and we would not expect such revenues to become material until there is a major upturn in Internet banner advertising generally, or we are able to offer advertisers various media advertising alternatives to banners.

Our Business Strategy

Our goal is to position JAG Media as a leading Internet-based provider of fast breaking financial news and information. In time, we hope that JAG Media will become an important information resource for institutional investors and the general public alike.

The success of our business depends on our ability to obtain the requisite financing and be able to:

o        expand our subscriber base in the United States;

o        pursue acquisitions and strategic alliances; and

o        control costs to correspond with subscription revenues.

We plan to continue to service the institutional segment of our business and intend to place more emphasis on this segment in the coming months. We will use an integrated marketing model to attract new subscribers and, to the extent funding (not now available) permits, will employ a mix of communications media to increase name awareness in the institutional and retail market and increase visits by potential subscribers with a view to ultimately generating new subscribers.

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

         o Curtail Costs. We sold our webcasting business to reduce our cash flow requirements. In addition, we have discontinued various commentators in order to save costs where we concluded that the cost was not justified by our subscribers' interest.

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

Note: These are our strategies, goals and targets. We believe in them, but we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. In addition we are dependent on having sufficient cash to carry out our strategy. Alternatively, we may have to continue to reduce services to a level subscribers may not find valuable. Please read "Risk Factors" beginning on page 9 before making any investment decision.

Regulation

The securities industry is subject to extensive regulation under federal and state laws in the United States, and companies that provide financial advice to investors are generally required to register as investment advisers at either the federal or state level. We believe that our business consists of a publishing activity for which investment adviser registration and regulation does not apply under applicable federal or state law, and thus we are not registered as an investment adviser with either the SEC or any of the various states. The regulatory environment in which we operate is subject to change, however, and we could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future.

In addition, we operate in an environment of tremendous uncertainty about potential government regulation of the Internet and Internet-based service providers. We believe that our business is not currently subject to direct regulation other than regulations applicable to businesses generally. However, the Internet is evolving rapidly, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. The United States Congress has recently passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering other legislative and regulatory proposals that would regulate the Internet.

We cannot predict what new laws will be enacted or how courts will interpret both existing and new laws. As a result, we are uncertain as to how new laws or the application of existing laws may affect our business. For example, while we are not aware of any pending laws or regulations that would restrict our ability to disseminate market-based rumors and other information of unsubstantiated reliability, it is possible that such laws or regulations may be passed in the future. Increased regulation in this area could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Competition

Providing financial information and analysis over the Internet is a relatively new business, but it is already intensely competitive. A large number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff. In addition, cable television is an increasingly important source of competition.

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

         o Traditional media sources such as The Wall Street Journal, The Financial Times, Barrons, CNNfn, CNBC and FOX financial news programming, all of whom also have an Internet presence;

         o        Webcasts of financial news, including WebFN;

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

Intellectual Property

We are the owner of pending federal trademark applications for JAG, JAGNOTES and RUMOR ROOM. We do not consider these trademarks to be material to our business.

Web Site Technical Information

We lease two web servers, which are the computer systems on which all content for our web sites are maintained and through which we operate our web sites. Our U.S. servers are maintained by Woodbourne Solutions and are located in their facility in Germantown, Maryland. Our two back-up servers are maintained by Above.net and PC Communications and are located in San Jose, California and Jersey City, New Jersey.

Our web site was redesigned in July 2000 by Zero-G at a cost of approximately $500,000. Subsequent redesigns have been handled internally and by Woodbourne Solutions, a technical consultant to JAG Media.

Employees

As of November 1, 2002, we had ten employees. As of that date, we had entered into employment agreements with three of our employees, each of whom is an officer and director of JAG Media.

Equity Line of Credit

As of April 9, 2002, we entered into an agreement with Cornell Capital Partners, L.P. for a $10 million equity line pursuant to which are able to sell our shares of Class A common stock to Cornell Capital from time to time over a 24-month period. The purpose of the offering is to provide general working capital for JAG Media, including working capital which might be required by virtue of our strategic plan. This agreement superseded our original equity line purchase agreement with Cornell Capital, dated August 17, 2001.

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

As of July 31, 2002 we had incurred losses to date of $38,560,123. We may never achieve profitability. We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs. We are not able to estimate when, if ever, our revenues will increase sufficiently to cover these costs. Internet users have only been attracted to subscription sites in limited areas. Our subscription revenues have recently fluctuated but are below the level of a year ago. We will continue to incur significant losses for the foreseeable future and cannot assure you that our revenue will grow in the future or that additional financing will be made available to us. Recently, many dot-com companies have found it difficult to raise funds, and a number of such companies have gone bankrupt. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Class A common stock.

We will require additional funds to meet our cash operating expenses and achieve our current business strategy.

We will require more capital to meet our current operating expenses and achieve our current business strategy. As we require additional funds to sustain our operations as well as the expansion of our business we will have to seek additional equity or other financing. Such financing is very difficult to achieve under current market conditions and may not be available. Even if it is, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

We cannot guarantee that we will be able to obtain additional financing as we need it. When our operations require additional financing, if we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Class A common stock.

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

We must expand our subscriber base to be successful. Our subscription revenues are below the level they were a year ago. During the year ended July 31, 2002 subscription revenues decreased as compared to the year ended July 31, 2001 with total subscription revenues for the comparable periods of approximately $625,000 and $1,001,000, respectively. Although we are still attempting to expand our subscriber base, our efforts may be ineffective, our competitors may be more successful than we are in attracting customers, or the number of Internet users seeking or willing to pay for financial information may not increase or may even decrease. Any of these would adversely affect us. Moreover, many of our competitors offer financial information for free and are likely to continue to do so at an increasing rate. Our current and potential subscribers may be unwilling to pay for our service if they feel they can receive comparable information for free. Because there is currently limited potential for Internet banner advertising revenues, if we cannot expand our subscriber base, we will have little, if any, financial success.

All of our commentators have competing web sites.

All of our commentators have their own web sites on which they provide financial information. If current or potential future subscribers were to turn to these sites for financial information in lieu of jagnotes.com, our business and financial condition could be adversely affected.

We may not be successful at building brand awareness or building strategic relationships.

Our growth and success depends in part on our ability to build awareness of the JAG Media name. We have recently changed our name to JAG Media after operating for almost three years under the name JagNotes.com. The JAG Media name has only limited recognition within the financial community and little if any recognition among the general public. We do not allocate any of our working capital to marketing and advertising but rather rely solely upon strategic alliances to increase our name recognition. Our ability to build our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase that name recognition. We cannot guarantee that we will be successful in doing so.

We may experience difficulties in developing new and enhanced services and features for our web site.

We believe that our web site will be more attractive to subscribers if we introduce additional or enhanced services in the future in order to retain our current users and attract new users. Our first attempt to introduce streaming audio and video was not financially successful and the business was sold. We are considering various new enhanced services for our web site, but adequate financing is not currently available.

We may experience other difficulties that could delay or prevent us from introducing new enhanced services. We may encounter technological problems in enhancing our web sites. We may need to modify significantly the design of these services on our web sites. Our business could be adversely affected if we experience difficulties in introducing or maintaining new services, if these new services are not accepted by users or if their cost exceeds the revenue they generate.

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

We depend on our key employees' contacts within the professional financial community for certain information that we provide to our subscribers. Accordingly, our success will be largely dependent on our ability to retain Mr. Valinoti, our President and Chief Executive Officer, Mr. Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer and Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel. We may also need to attract and retain additional qualified managers, officers and other key personnel in the future in order to successfully manage our planned growth. We cannot guarantee that we will be able to do so. If we lose the services of any of our key personnel or are unable to attract, hire, train and retain qualified officers, managers and operating, marketing and financial personnel, our business, and your investment, could be adversely affected.

Certain terms of the employment agreements of our executive officers could discourage a potential takeover of JAG Media by a third party.

Pursuant to the amended and restated employment agreements of Gary Valinoti, our President and Chief Executive Officer, Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer and Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel, each executive may resign upon a change-in-control of JAG Media. A "change in control" shall be deemed to have occurred if, among other things, there is an acquisition of 30% or more of our then outstanding shares of Class A common stock. If such executive opts to resign from his position at JAG Media, he shall be entitled to receive (i) continued medical and life insurance coverage for a severance period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term, (ii) a lump sum cash payment equal to the executive's highest rate of annual salary in effect during the term multiplied by the severance period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive's then current salary rate and (iv) accelerated vesting of all of the executive's outstanding stock options. Furthermore, immediately prior to a change-in-control, each of Messrs. Valinoti, Schoepfer and Mazzarisi shall also be granted an option to acquire 1,000,000 shares of our Class A common stock at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Any or all of these provisions may have the effect of preventing or discouraging an attempt by a party to take over or otherwise gain control of JAG Media or reduce the price which such a party is willing to pay for JAG Media.

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

We may become a party to various legal proceedings relating to the dissemination of rumors and other information of questionable reliability.

Information posted in the JAG Media Rumor Report consists of rumors and other information received from third party sources that may have no reasonable factual basis. We realize that that rumors are inherently unreliable, and we provide a cautionary note on this portion of our site reminding subscribers that cyberfraud is prevalent and that rumors should not be relied upon when making investment decisions. There can be no assurance that we will be able to prevent the unlawful posting of misleading, fraudulent or intentionally erroneous information, however, and the law relating to our potential liability relating to such activity is currently unsettled. The potential imposition of liability for unlawful activities of subscribers to our site could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or to discontinue certain service offerings. In addition, it is possible that we could become subject to various legal proceedings alleging, among other things, that we have intentionally disseminated or have aided and abetted others in intentionally disseminating false information. These claims, even without merit, could cause us to expend significant financial and managerial resources, which could adversely affect our business operations.

The uncertainty of future government regulation of the Internet may add to our operating costs.

Like many businesses engaging in Internet-related activities, we may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet and e-commerce. We believe that we are not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. For example, if the government determines that our web site and the types of activities engaged in by visitors and/or subscribers to our web site should be subject to new or existing rules or regulations, our business model may be adversely affected and our operating costs may increase. In addition, as an Internet company it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction. Even if we were able to ascertain correctly in which jurisdictions we conduct business, many of these jurisdictions have yet to determine the application of their existing laws to Internet-related activities or develop laws that apply to such activities.

We could be deemed to be an investment adviser subject to federal or state regulatory oversight.

Companies and individuals that provide financial advice to investors in the United States are generally required to register as an investment adviser at either the federal or state level, and are subject to extensive regulation. We believe that our business consists of a publishing activity for which investment adviser registration and regulation do not apply under applicable federal or state law, and we do not believe that we are required to register as an investment adviser with either the SEC or any of the various states. The regulatory environment in which we operate is subject to change, however, and we could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future. Such registration could adversely affect our method of operation and profitability. For example, if we were ever deemed to be in non-compliance with applicable investment adviser regulations, we could be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders or other adverse consequences.

                          Risks Related to Our Industry

Our business is dependent on the continued public interest in the stock market.

The volatility of the stock market in the 1990s generated unprecedented public interest in the stock market and trading. Our success as retail financial information providers depends upon the continued maintenance or growth of this interest. The recent downturn in the stock market may be responsible for an overall decrease in subscription revenues since the end of our second fiscal quarter of 2001. It is not clear what impact the recent downturn in the stock market will ultimately have on our business. A number of factors that are out of our control could lead to a stagnate or depressed stock market which would likely decrease the public's interest in stock trading and financial information. If this were to happen, it is likely that we would lose a significant percentage of our then current and potential subscriber base.

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

         o        Webcasts of financial news, including WebFN;

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

As of November 1, 2002, our named executive officers and directors beneficially owned or controlled a total of approximately 6,209,500 shares, or approximately 16.8% of our issued and outstanding capital stock. Taking into account shares issuable pursuant to our equity line purchase agreement with Cornell Capital, we estimate that Cornell Capital Partners, L.P. could beneficially own up to 20,000,000 shares of our Class A common stock, approximately 36.5% of our issued and outstanding capital stock. If all or most of these shares are issued to, and held by, Cornell Capital, these persons, acting in concert, could be able to control the disposition of any matter submitted to a vote of stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of us. In addition, if these persons choose to sell all or a substantial number of shares of our Class A common stock in the public market at or about the same time, such sales could cause the market price of our Class A common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

The market for our stock is limited.

Our Class A common stock is traded on the Nasdaq OTC Bulletin Board. Trading activity in our stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the OTC Bulletin Board.

Because our stock currently trades below $5.00 per share, and is quoted on the Nasdaq OTC Bulletin Board, our stock is considered by the SEC a "penny stock," which can adversely effect its liquidity.

Our Class A common stock does not currently qualify for listing on the Nasdaq Stock Market, and we do not anticipate that we will qualify for such a listing in the foreseeable future. If our Class A common stock continues to be quoted on the Nasdaq OTC Bulletin Board, and if the trading price of our Class A common stock remains less than $5.00 per share, our Class A common stock is considered a "penny stock," and trading in our Class A common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be high price fluctuations.

We may not be able to draw in whole or in part on the equity line purchase agreement with Cornell Capital, which would adversely affect our liquidity.

We entered into a $10 million equity line financing arrangement with Cornell Capital Partners, L.P. on April 9, 2002. The equity line purchase agreement provides for the purchase by Cornell Capital of up to $10 million worth of shares of our Class A common stock over a 24-month period. There are limitations on the amount of our equity line draws under the equity line purchase agreement with Cornell Capital. The maximum dollar amount we can draw on the equity line at any one time is $500,000. Cornell Capital's obligation to purchase our shares under the equity line purchase agreement is also dependent upon various conditions being satisfied. The most significant condition to closing is that the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and not be subject to any actual or threatened stop order or subject to any actual or threatened suspension at any time prior to any closing date. In addition, it is a condition to closing under the equity line that the shares of Class A common stock issuable to Cornell Capital at the closing be authorized for trading on the Nasdaq OTC Bulletin Board or another market or exchange and such trading shall not have been suspended at any time by the SEC, Nasdaq or other regulatory authority from the date we deliver our put notice to Cornell Capital through the closing date of the drawdown. It is also a condition that on any given closing date, there shall be at least one bid for the Class A common stock on the Nasdaq OTC Bulletin Board. We are also required to have performed, satisfied and complied in full with all covenants set forth in the transaction documents and our representations and warranties set forth in those agreements must be true and correct at closing. If these conditions are not satisfied, we cannot require Cornell Capital to purchase our shares. In addition, we note that the obligation of Cornell Capital to complete its purchases under the equity line is not secured or guaranteed. If Cornell Capital does not have available funds at the time it is required to make a purchase or if Cornell Capital otherwise refuses to honor its obligation to us, we may not be able to force it to do so. If we are unable to draw in whole or in part on the equity line purchase agreement for any of the above-referenced reasons, our cash, cash equivalents, and securities will not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. There can be no assurance that such financing will be available to us.

Shareholders may experience significant dilution from our sale of shares to Cornell Capital Partners, L.P.

As the market price for our Class A common stock decreases, the number of shares that may be sold to Cornell Capital Partners, L.P. pursuant to our equity line purchase agreement will increase. If we were to require Cornell Capital to purchase our shares at a time when our stock price is depressed, our existing shareholders' interest in our company will be significantly reduced. We have registered 20,000,000 shares for sale to Cornell Capital pursuant to the equity line purchase agreement. If we determine to sell Cornell Capital more than a total of 20,000,000 shares under the equity line purchase agreement, we would need to file an additional registration statement. Shareholders will experience significant dilution if, as the result of a declining market price of our Class A common stock, we are forced to sell most or all of these shares to Cornell Capital. In addition, if Cornell Capital is unable to resell the shares we issue to it under the equity line, Cornell Capital could obtain a controlling interest in JAG Media.

To illustrate this potential for dilution, the following table shows, based on the hypothetical variables shown in the table, (i) the fee payable to Cornell Capital, (ii) the net proceeds to be received by us, (iii) the number of shares we would issue to Cornell Capital, (iv) the price Cornell Capital would pay for those shares, (v) the percentage of our currently outstanding shares represented by the number of shares issued to Cornell Capital and (vi) the amount of decrease in the net tangible book value per share that would occur as a result of such issuance. Our net tangible book value as of July 31, 2002 was $(1,243,968), representing a net tangible book value per share of our Class A common stock, based on the number of such shares outstanding as of November 1, 2002, of $(.0364).


                                                                                  Percent of      Change in
                                                          Number of     Purchase  Outstanding     Tangible Net
Market Price  Advance Amount   Investor Fee Net Proceeds  Shares Issued Price     Shares Value    Per Share
------------  --------------   ------------ ------------  ------------- -------- -------------   ---------------
$0.24         $500,000         $25,000      $475,000      2,192,983     $0.228        6.3%       $0.016
$0.18         $500,000         $25,000      $475,000      2,923,977     $0.171        8.4%       $0.016
$0.12         $500,000         $25,000      $475,000      4,385,965     $0.114        12.6%      $0.016
$0.06         $500,000         $25,000      $475,000      8,771,930     $0.057        25.3%      $0.017

(1) Represents the maximum advance amount under the equity line purchase agreement.
(2) Represents 95% of Market Price (as defined in the equity line purchase agreement).
(3) Represents the Market Price of our Class A common stock assuming our put right was exercised on October 24, 2002.
(4) Represents a 25% decline in the Market Price of our Class A common stock
(5) Represents a 50% decline in the Market Price of our Class A common stock.
(6) Represents a 75% decline in the Market Price of our Class A common stock.
(7) Based on 34,739,488 shares of Class A common stock issued and outstanding as of November 1 2002.

The resale by Cornell Capital Partners, L.P. of our shares may lower the market price of our Class A common stock

The resale by Cornell Capital Partners, L.P. of the Class A common stock that it purchases from us will increase the number of our publicly traded shares, which could lower the market price of our Class A common stock. Moreover, the shares that we sell to Cornell Capital will be available for immediate resale. There are no contractual restrictions on the ability of Cornell Capital to offer shares issued to it pursuant to the equity line. If we continue to exercise our put right under the equity line purchase agreement every five trading days and Cornell Capital continues to immediately resell such shares, our market price could decrease significantly and you could experience significant dilution. In addition, the mere prospect of this transaction could by itself lower the market price for our Class A common stock. The shares of our Class A common stock issuable to Cornell Capital under the equity line facility will be sold at a 5% discount to the defined market price of our Class A common stock at the time of the sale. During October 2002, our Class A common stock was trading at an average of approximately $0.36. If we were to require Cornell Capital to purchase our Class A common stock when our stock price is low, our existing Class A common stockholders would experience substantial dilution.

Because Cornell Capital is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. If our Class A common stock market price does decline, this could further accelerate sales of our Class A common stock and would require us to sell more shares under the equity line to raise the same amount of money. In addition, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage third parties to engage in short sales of our Class A common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our Class A common stock. These factors could also make it more difficult for us to raise funds through future offerings of Class A common stock.

We may not receive all of the proceeds that we anticipate from our agreement with Cornell Capital Partners, L.P.

Our equity line purchase agreement requires Cornell Capital Partners, L.P. to purchase up to $10,000,000 of our shares, as we elect from time to time. We have registered 20,000,000 shares to sell to Cornell Capital under such agreement. Since the price at which we will sell our shares to Cornell Capital is at a 5% discount to the average market price of our Class A common stock, if our closing stock price is less than $0.53 per share on the day prior to the date of sale, we will receive gross proceeds of less than $10,000,000, unless we determine to file an additional registration statement. In addition, depending on the trading volume and market price of our shares, we may not be able to raise funds through the sale of shares to Cornell Capital as fast as we would like or as much as we would like.

Investors will be relying on our management's judgment regarding the use of proceeds from our sale of shares to Cornell Capital.

Our management will have broad discretion with respect to the use of the net proceeds from our sale of shares to Cornell Capital under the equity line, and investors will be relying on the judgment of our management regarding the application of those proceeds. We intend to use the funds we receive from Cornell Capital to provide general working capital for JAG Media, including working capital which might be required by our current or any new subsidiaries we may establish, and to repay certain officer loans.

Our recently amended charter contains provisions which may discourage an unaffiliated party to take us over.

We recently implemented a recapitalization which involved the authorization of 100,000,000 additional shares of stock. Without further stockholder action, our Board of Directors could authorize the issuance of all or any part of such additional shares, including a new series of Class B common stock and/or preferred stock with special voting rights by class or with more than one vote per share, to a "white knight" in order to deter a potential buyer of JAG Media. As a result, the recapitalization might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive and administrative headquarters is currently located at 6865 SW 18th Street, Suite B13, in Boca Raton, Florida. We rent this space at a cost of $1,050.00 per month. We are in the process of seeking a suitable space to house our executive and administrative personnel and related administrative equipment in the New York/New Jersey metropolitan area. The servers for our web site are housed at separate locations as indicated above (see "Web Site Technical Information"). We believe that we will be able to locate suitable new office space and obtain a suitable replacement for our Florida office space, if our lease is not renewed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS


On June 20, 2002, JAG Media and its President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was recently removed to the United States District Court for the Southern District of Texas. In this action, the plaintiffs seek an immediate accounting of all short positions, an accounting of all profits made by the defendants in trading JAG Media stock, disgorgement of any profits made by those defendants, actual damages incurred as a result of the defendants' trading activities, exemplary damages for the defendants' intentional conduct and attorneys fees and costs incurred as a result of this litigation. In our view, unusual patterns of trading suggest a substantial illegal short position in our shares, which we hope to verify through various pre-trial discovery procedures.

On July 29, 2002, the same plaintiffs filed a related complaint against the same defendants in the United States District Court for the District of Nevada. This action alleges violations of various securities laws, including but not limited to, sections 9 (a) and 10 (b) of the Securities Exchange Act of 1934, violations of 18 U.S.C.A. 1962 and 1964 (commonly known as the Racketeer Influenced and Corrupt Organizations Act), common law fraud, conspiracy and negligent misrepresentation by the defendants. In this action, the plaintiffs seek an accounting of all profits made by the defendants in trading JAG Media stock, disgorgement of any profits made by those defendants, actual damages incurred as a result of the defendants' trading activities, exemplary damages for the defendants' intentional conduct, treble damages for the defendants' alleged RICO violations and attorneys fees and costs incurred as a result of this litigation. In our view, unusual patterns of trading suggest an illegal coordinated effort to affect the price of our shares, which we hope to verify through various pre-trial discovery procedures.

There are no currently pending material law suits or similar administrative proceedings against JAG Media and, to the best of our knowledge, there is presently no basis for any other suit or proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

From March 26, 1999 through April 8, 2002, our common stock was traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol JNOT. Prior to that date, the stock was traded under the symbol PFSS with only limited and sporadic trading.

The following table reflects quarterly high and low sales prices of our common stock from March 26, 1999 through April 8, 2002, the date of our recapitalization. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                      High            Low
                                                      ----            ---

Fiscal Year 2000
----------------
First Quarter, ending October 31, 1999               $8.19            $5.38
Second Quarter, ending January 31, 2000               8.00             3.38
Third Quarter, ending April 30, 2000                  5.50             1.50
Fourth Quarter, ending July 31, 2000                  2.88             0.81

Fiscal Year 2001
----------------
First Quarter, ending October 31, 2000                2.13             0.94
Second Quarter, ending January 31, 2001               1.16             0.13
Third Quarter, ending April 30, 2001                  0.27             0.04
Fourth Quarter, ending July 31, 2001                  0.45             0.04

Fiscal Year 2002
----------------
First Quarter, ending October 31, 2001                0.32             0.05
Second Quarter, ending January 31, 2002               0.49             0.05
Third Quarter, through April 8 2002                   1.40             0.34

On April 8, 2002, we effected a recapitalization of our common stock pursuant to which each one and one-tenth (1.1) shares of our outstanding common stock was reclassified into one (1) share of Class A common stock and one-tenth (1/10th) of a share of Series 1 Class B common stock.

Our Class A common stock trades in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol JGMHA. The following table reflects quarterly high and low sales prices of our Class A common stock from April 9, 2002 through July 31, 2002. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                       High            Low
                                                       ----            ---

April 9, 2002 through April 30, 2002                  $1.50           $0.50
Fourth Quarter, ending July 31, 2002                   0.82            0.23

Fiscal Year 2003
----------------
First Quarter, ending October 31, 2002                 0.51            0.21
Second Quarter, through November 8, 2002               0.37            0.32

As of November 1, 2002, there were 1,244 stockholders of record of our Class A common stock. On November 8, 2002, the closing bid price for our Class A common stock was $0.325.

Rights of  Security Holders

We have the authority to issue two hundred million (200,000,000) shares, of which: (i) one hundred fifty-five million (155,000,000) shares shall be Class A common stock, par value $0.00001; (ii) thirty million (30,000,000) shares shall be Class B common stock, par value $0.00001, of which three million (3,000,000) shares have been designated Series 1 Class B common stock; and (iii) fifteen million (15,000,000) shares shall be preferred stock.

As of November 1, 2002, we had (i) 34,739,488 shares of Class A common stock issued and outstanding, (ii) 1,540,141 shares of Series 1 Class B common stock issued and outstanding, and (iii) no shares of preferred stock issued and outstanding.

General. Except as otherwise required by the laws of the State of Nevada or as otherwise provided in our Articles of Incorporation, as amended, each share of Class A common stock will have identical rights, preferences, privileges and restrictions as the existing common stock. The Series 1 Class B common stock will have identical rights, preferences, privileges and restrictions as the existing common stock except that each full share of Series 1 Class B common stock will be convertible, at the option of the holder, into one share of Class A common stock. In addition, all shares of Series 1 Class B common stock will be redeemable by JAG Media at any time. The redemption price for each share of Series 1 Class B common stock is equal to the closing price of one share of Class A common stock for the business day immediately prior to the date of redemption as quoted on the Nasdaq OTC Bulletin Board. At the option of our Board of Directors, we may pay the redemption price in either cash, shares of Class A common stock valued at the closing price of one share of Class A common stock for the business day immediately prior to the date of redemption or a combination thereof.. Our Board of Directors is also authorized to issue other series of Class B common stock and preferred stock with the designation of each series and their rights, preferences, privileges and restrictions to be determined by our Board of Directors. All outstanding shares of Class A common stock, Series 1 Class B common stock and preferred stock, when validly issued, will be fully paid and non-assessable.

Voting. All shares of Class A common stock will be entitled to one vote on any matter to be voted on by the stockholders of JAG Media. Each share of Series 1 Class B common stock will be entitled to one vote on any matter to be voted on by the stockholders of JAG Media and shall vote together with the Class A common stock, except as provided by law. There is no provision in our Articles of Incorporation permitting cumulative voting. Under our Articles of Incorporation and the laws of the State of Nevada, only the affirmative vote of the holders representing a majority of the outstanding voting power of Class A common stock and Series 1 Class B common stock entitled to vote will be required to amend our Articles of Incorporation.

Dividends and Distributions. Each share of Class A common stock and Series 1 Class B common stock will be equal in respect to dividends and other distributions in cash, stock or property, including distributions in connection with any recapitalization and upon liquidation, dissolution, or winding up of JAG Media.

Mergers, Consolidations and Liquidation. Each holder of Class A common stock and Series 1 Class B common stock will be entitled to receive an equal amount per share consideration in the event of a merger, consolidation or liquidation.

Preemptive Rights. None of the Class A common stock or Series 1 Class B common stock will carry any preemptive rights enabling a holder to subscribe for or receive shares of JAG Media of any class or any other securities convertible into any class of our shares.

Other Series of Class B Common Stock. Our Board of Directors is authorized to issue new series of Class B common stock other than the Series 1 Class B common stock and the terms of any new series of Class B common stock, including dividend rates, conversion prices, voting rights, redemption prices and similar matters, shall be determined by our Board of Directors.

Preferred Stock. Our Board of Directors is authorized to issue the preferred stock and the terms of the preferred stock, including dividend rates, conversion prices, voting rights, redemption prices and similar matters, shall be determined by our Board of Directors.

Future Financings and Acquisitions. We have authorized 155,000,000 shares of Class A common stock, 30,000,000 shares of Class B common stock, of which 3,000,000 shares have been designated as Series 1 Class B common stock, and 15,000,000 shares of preferred stock. Therefore, our Board of Directors may issue additional shares of Class A common stock and Class B common stock and shares of preferred stock, from time to time in the future, for any proper corporate purpose, including public and private equity offerings, convertible debt offerings, stock splits, stock dividends, acquisitions, warrants, stock option plans, and funding of employee benefit plans. No further action or authorization by our stockholders would be necessary prior to the issuance of additional shares of Class A common stock or Class B common stock or the issuance of the preferred stock. The future issuance by us of shares of Class A common stock, Class B common stock or preferred stock may dilute the equity ownership position and the rights, preferences and privileges of existing stockholders. Unissued shares of common stock or preferred stock could be issued in circumstances that would serve to preserve control of our existing management.

Anti-Takeover Effects. We recently implemented a recapitalization which involved the authorization of 100,000,000 additional shares of stock. Without further stockholder action, our Board of Directors could authorize the issuance of all or any part of such additional shares, including a new series of Class B common stock and/or preferred stock with special voting rights by class or with more than one vote per share, to a "white knight" in order to deter a potential buyer of JAG Media. As a result, the recapitalization might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media. As of the date of this annual report on Form 10-KSB, management knows of no specific effort to accumulate securities of JAG Media or to obtain control of JAG Media by means of a merger, amalgamation, tender offer or solicitation in opposition to management or otherwise.

Options

As of July 31, 2002, there were options outstanding to purchase an aggregate of 2,724,145 shares of our Class A common stock and 45,455 shares of our Series 1 Class B common stock at exercise prices ranging from $0.02 to $3.50 per share, subject to certain vesting requirements, at any time prior to various dates through March 2012, provided, however, that certain of these options will expire prior to such dates upon the termination of certain contracts with us.

Warrants

As of July 31, 2002, the following warrants to purchase shares of our Class A common stock and Series 1 Class B common stock were outstanding:

         o warrants to purchase, at any time prior to March 15, 2005, 681,818 shares of Class A common stock and 68,182 shares of Series 1 Class B common stock at $6.00 per share;

         o warrants to purchase, at any time prior to June 12, 2005, 25,000 shares of our Class A common stock at $2.00 per share; and

         o warrants to purchase, at any time prior to July 21, 2005, 509,091 shares of our Class A common stock and 50,909 shares of Series 1 Class B common stock at $2.00 per share.

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

Recent Sale of Unregistered Securities

We have made the following sales of unregistered securities within the last three years:

As of April 9, 2002, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which it can put its shares of Class A common stock, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Westrock Advisors, Inc. a placement agent fee of 10,000 shares of its Class A common stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The investments under this Equity Line Purchase Agreement will be made in reliance upon Regulation D.

On December 31, 2001, we entered into a consulting agreement with FAS Holdings, Inc. pursuant to which we agreed to issue a warrant to acquire 1,000,000 shares of its common stock to FAS in exchange for financial advisory services to be provided by a subsidiary of FAS. The warrant was issued on April 9, 2002. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The warrant was subsequently assigned on April 12, 2002 to First Allied Capital Group, LLC, an affiliate of FAS Holdings. On April 10, 2002, First Allied Capital Group, LLC exercised the warrant in full. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

On October 5, 2001, we entered into a Settlement Agreement with Strategic Growth International, Inc., pursuant to which we agreed to issue to Strategic Growth International 441,807 shares of our common stock in lieu of $57,434.52 in cash payments which were owed to Strategic Growth International under an investor relations services agreement.

On August 17, 2001, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which it can put its shares, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Cornell Capital an investor's fee of 1,500,000 shares of its common stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The investments under this Equity Line Purchase Agreement were made in reliance upon Regulation D. From August 17, 2001 through July 31, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of common stock as a result of the exercise of put options under the equity line, and the Company received proceeds of $632,884, net of $38,575 of placement fees. The per share prices and the number of shares sold under the equity line are as follows:

            Price Per Share                 Number of Shares Sold
            ---------------                 ---------------------
            $0.10                           316,873

            $0.057                          555,918

            $0.052                          480,769

            $0.0475                         526,316

            $0.1045                         956,938

            $0.1948                         513,347

            $0.1615                         522,916

            $0.1567                         538,934

            $0.1425                         663,796

            $0.1615                         585,703
            -------                         -------
            $.1178 (Average Price)          5,661,510 (Total Shares Sold)

Our equity line purchase agreement, dated August 17, 2001, has been superseded by a new agreement with Cornell Capital dated as of April 9, 2002.

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

On June 14, 2000, we entered into a $10,000,000 Equity Line of Credit Agreement with CALP II, a Bermuda limited partnership, pursuant to which we could put our shares, from time to time, at a purchase price equal to 85% of the average of the five lowest closing bid prices for such shares over the ten trading days preceding the sale of such shares, subject to volume limitations based upon current trading volumes and market price per share. In connection with the Equity Line of Credit Agreement, we issued CALP II a five-year stock purchase warrant to purchase 428,571 shares of our common stock. We agreed to pay a 10% finders' fee and issue warrants to acquire 250,000 shares of our common stock to certain placement agents in connection with this transaction. The investments under the Equity Line of Credit Agreement were made in reliance upon Regulation
S. In the equity line of credit agreement, CALP II, a Bermuda limited partnership, represented to us that it was qualified to make the investments described in the agreement under the provisions of Regulation S. CALP II further represented that it was an "accredited investor" as that term is defined in Rule 501(a)(3) of Regulation D of the Securities Act. In the agreement, CALP II agreed not to transfer any of the securities it was issued under the equity line in the United States or to a "U.S. Person" (as defined in Regulation S), except pursuant to an effective registration statement under the Securities Act or an exemption from such registration and in compliance with any applicable U.S. securities laws or blue sky laws. Discussions with the control person of CALP II regarding the equity line took place while such person was outside of the United States. The issuance of warrants to the placement agents for this transaction was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) thereof.

On June 12, 2000, we closed a private sale of a convertible debenture in the principal amount of $2,500,000 due June 12, 2003 and bearing interest at 8% per year, which was convertible into shares of our common stock, to CALP II, a Bermuda limited partnership. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder. In the securities purchase agreement with CALP II, the parties acknowledged that the debenture was being offered to CALP II through Thomson Kernaghan & Company, Ltd. only outside of the United States and to a purchaser that is not a citizen or resident of the United States. Also in the agreement, CALP II, a Bermuda limited partnership, represented to us that it was buying the debenture, and upon conversion of the debenture it would acquire the underlying shares of common stock, for its own account for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, except pursuant to sales registered or exempt under the Securities Act. CALP II further represented that it was an "accredited investor" as that term is defined in Rule 501(a)(3) of Regulation D of the Securities Act. The legend on the face of the debenture states that the securities are restricted and may not be offered or sold in the United States or to U.S. Persons (as such term is defined in Regulation S) unless registered under the Securities Act, pursuant to Regulation S or pursuant to available exemptions from the registration requirements of the Securities Act. The legend further states that the investor will provide to us an opinion of counsel or other information as we may reasonably require to confirm that such exemptions are available. Discussions with the control person of CALP II regarding the sale of the convertible debenture took place while such person was outside of the United States.

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

In January 2000, we closed a private sale of 785,715 shares of common stock to Reliant Limited, a corporation organized under the laws of the Isle of Man, for cash consideration of $2,750,000. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder. Reliant executed an Offshore Securities Subscription Agreement dated January 17, 2000 in which it represented to us that
(i) it was not a U.S. Person (as defined in Regulation S), (ii) the common stock was not offered to Reliant in the United States and that, at the time of execution and delivery of the agreement, Reliant was outside the United States,
(iii) to the knowledge of Reliant, we did not conduct any "directed selling efforts" (as defined in Regulation S), (iv) all offers and sales of the securities prior to the expiration of a period commencing on the closing and ending one year thereafter (as prescribed by Rule 903(b) of Regulation S) would not be made to U.S. Persons or for the account or benefit of such persons and
(v) all offers and sales of the securities would be made in compliance with the provisions of Regulation S. Reliant further represented that it was an accredited investor (as such term in defined in Regulation D) and that it was purchasing the shares for its own account for investment and not with a view toward distribution. The shares issued to Reliant contained a legend which clearly stated that the shares could not be transferred other than in compliance with Regulation S.



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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

Fees for subscriptions are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. Revenues from subscriptions are recognized ratably over the subscription period. Subscription fees collected that relate to periods subsequent to the date of the consolidated balance sheet are included in deferred revenues.

We have adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and capitalized web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. We do not expect that a new pronouncement amending SFAS 121 will have any material effects on our financial statements at the time it becomes effective. During the year ended July 31, 2002, we recognized a charge of approximately $264,000 for the write off of unamortized web site development costs that had been capitalized when we redesigned our web site during the year ended July 31, 2000. Those costs were deemed to have been totally impaired as a result of a declining subscriber base and our decision to terminate our efforts to commercially develop real time video programming. In addition, during the year ended July 31, 2001 we determined that our investments in two companies that were carried at a cost of $500,000 were impaired since these companies never commenced significant operations and, accordingly, we recorded an impairment charge of $500,000 during the year then ended.

We account for stock options, common stock and similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, we estimate the fair value of options using an option-pricing model (generally, the Black Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. We record such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are amortized to expense over the vesting period. In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model we have estimated the life of options and/or warrants to be five years. Given an active trading market for our common stock, we estimate the volatility of our stock based on week ending closing prices over a historical period of not less than one year.

From time to time we issue stock at a discount and other equity instruments, such as warrants and options, as incentives for companies to enter equity financing agreements with us, as more fully described below in liquidity and capital resources. We do not record the fair value of such incentives since recording such value would only result in an equivalent increase and decrease in additional paid-in capital and would not result in a charge to any asset, liability or expense account. However such incentives do have an economic value to the recipient and to us and they also result in the dilution of the equity of the interests of other holders of our equity securities.

Due to uncertainties related to, among other things, potential changes in ownership which could subject our net operating loss carryforwards to substantial annual limitations, and the extent and timing of future taxable income, we have recorded a full valuation allowance to reduce our deferred tax assets. A positive adjustment to income will be required in future years if we determine that we could realize these deferred tax assets.

Related party transactions

As more fully described elsewhere in this document, concurrent with the sale of JAGfn Broadband LLC we entered into a one-year services agreement with JAGfn for shared facilities and administrative services. Pursuant to the terms of the agreement, JAGfn agreed to pay the salary under the existing employment agreements between us and each of our executive officers who continued to be responsible for managing both companies and we agreed to reimburse JAGfn for 10% of such salary costs. In addition, they agreed to provide us with office space and provide technical support for our web site as well as bookkeeping, telephone and fax services. During the period from February 1, 2001 through July 31, 2001 reimbursements of such costs to JAGfn totaled approximately $110,000. Management believes that the terms of the services agreement resulted in a reasonable allocation of common expenses.

On April 1, 2002 two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69% that were due and payable on July 1, 2002. The maturity dates of these notes were extended to August 15, 2002 by amendments dated June 26, 2002. On August 15, 2002, the notes were again amended and the maturity date was extended to the earlier of (i) January 31, 2003 or
(ii) the effective date of a "change in control" of JAG Media as defined in our Long-Term Incentive Plan.

Year ended July 31, 2002 as compared to the year ended July 31, 2001

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAG Notes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999 we were in the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to the JAGNotes through our web site. During the year ended July 31, 2002 subscription revenues decreased as compared to the year ended July 31, 2001 with total subscription revenues for the comparable periods of approximately $625,000 and $1,001,000, respectively.

As explained above in previous filings it was originally our intention to increase subscription revenues through international expansion and increased awareness of our U.S. web site. In addition, commensurate with the establishment of JAGfn Broadband L.L.C., effective August 1, 2000 we began focusing much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would have provided our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would have been ancillary to our operations as a whole. However, during the year ended July 31, 2001 we halted our international expansion plans and did not receive any advertising income in connection with our real time streaming video programming. As a result JAGfn was sold on February 1, 2001 resulting in a gain of approximately $197,000. As a result of this change in focus we suffered a significant decrease in subscription revenue. We have once again re-focused our efforts on building the awareness of our JAGNotes product and our web site in an attempt to increase subscription revenues.

While our revenues do include revenues from other sources, such as advertising, these other revenues are not material to our operations as a whole. In addition, we did not generate any revenues from our subsidiary JAG Company Voice LLC ("Company Voice") during the year ended July 31, 2002. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, payments to commentators and employees for their reports that are posted on our web site and broadcast on our webcast and salaries associated with the production of our webcast. During the year ended July 31, 2002 cost of revenues decreased by approximately $5,759,000 to approximately $1,146,000 from approximately $6,905,000 during the year ended July 31, 2001.

The primary causes for this decrease were as follows:

         o A decrease of approximately $2,994,000 in costs for our commentators and consultants associated with our web site from approximately $3,796,000 during the year ended July 31, 2001 to approximately $802,000 during the year ended July 31, 2002. Such amounts included cash consideration of $82,000 and $1,302,000 and non-cash charges related to the amortization of unearned compensation and the issuance of stock options in exchange for services of $720,000 and $2,494,000 during the year ended July 31, 2002 and 2001, respectively. The decrease in such costs is commensurate with the expiration of consulting agreements entered into in prior years that were not renewed. In addition, we were relieved of substantially all of our obligations under various consulting agreements as part of the sale of JAGfn effective February 1, 2001.

         o During the year ended July 31, 2001 we incurred salary charges of approximately $2,488,000 in connection with the production of the JAGfn webcast. We were relieved of such costs concurrent with the sale of JAGfn effective February 1, 2001.

         o A decrease in costs associated with the development and maintenance of our web site of approximately $263,000 from approximately $504,000 during the year ended July 31, 2001 to approximately $241,000 during the year ended July 2002. The decrease results from the fact that during the year ended July 31, 2000 and continuing into the year ended July 31, 2001 we re-designed our web site to integrate the JAGfn webcast and as a result incurred additional costs.

The remainder of the decrease results from a decrease in telephone and fax costs which coincides with the decrease on our fax subscriber base.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the year ended July 31, 2002 selling expenses decreased approximately $110,000 to approximately $37,000 from their level of approximately $147,000 during the year ended July 31, 2001. The major components of this decrease are:

         o An approximate $46,000 decrease in advertising and promotional costs from approximately $49,000 during the year ended July 31, 2001 to approximately $3,000 during the year ended July 31, 2002.

         o An approximate $64,000 decrease in business travel and entertainment related expenses from approximately $98,000 during the year ended July 31, 2001 to approximately $34,000 during the year ended July 31, 2002.

The decrease in both of these expense categories results from our efforts to better contain costs as we attempt to build our subscription base.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $5,303,000 during the year ended July 31, 2002 to approximately $3,195,000 from approximately $8,498,000 during the year ended July 31, 2001. The decrease in general and administrative expenses is primarily attributable to the following:

         o A decrease of approximately $1,196,000 in rent expense from approximately $1,212,000 during the year ended July 31, 2001 to approximately $16,000 during the year ended July 31, 2002. The decrease in rent expense is attributable to the lease costs that were associated with our webcasting studio and offices in New York City, which we no longer have.

         o A decrease of approximately $4,166,000 in amortization of unearned compensation, a non-cash charge, from approximately $4,871,000 during the year ended July 31, 2001 to approximately $705,000 during the year ended July 31, 2002. These costs were associated with the issuance of common stock options and warrants to investment bankers and other parties for exploring business expansion opportunities on our behalf during the fiscal year ended July 31, 2001. As of July 31, 2001 a significant portion of these costs had been fully amortized thus resulting in the significant decrease.

These decreases were partially offset by an increase in professional fees of approximately $178,000 from approximately $658,000 during the year ended July 31, 2001 to approximately $836,000 during the year ended July 31, 2002 and an increase in data processing expenses of approximately $107,000 from approximately $9,000 during the year ended July 31, 2001 to approximately $116,000 during the year ended July 31, 2002. These increases are attributable to various SEC filings in connection with our recapitalization and the termination of JAGfn's activities resulting in the elimination of shared data processing costs.

The remainder of the decrease is attributable to our efforts to better contain costs.

Write-off of capitalized web site development costs:

During the year ended July 31, 2002, we recognized a charge of approximately $264,000 associated with the write-off of our capitalized web site development costs. Our web site was redesigned during 2001 to accommodate our webcast. As a result of the sale of JAGfn, and the fact that we continue to incur net operating losses, the carrying value of the capitalized web site costs was deemed to be impaired in accordance with accounting principles generally accepted in the United States of America.

Other income and expenses:

During the year ended July 31, 2001 we recognized a gain of approximately $197,000 relating to the sale of JAGfn and wrote off approximately $500,000 of investments in other companies.

Interest expense:

During the year ended July 31, 2001 we incurred interest expense of approximately $1,827,000 of which $1,679,000 was associated with the amortization of deferred financing costs and debt discounts associated with outstanding convertible debentures. The remaining $148,000 was a result of accrued interest on the outstanding principal balance of such debentures. These debentures were assumed and/or cancelled concurrent with the sale of JAGfn. During the year ended July 31, 2002 we incurred interest expense of approximately $3,600 associated with short-term loans from two officers.

Net loss:

Primarily as a result of the above, we had a net loss of approximately $3,795,000 during the year ended July 31, 2002 as compared to a net loss of approximately $16,665,000 during the year ended July 31, 2001.

Liquidity and Capital Resources

During the years ended July 31, 2002 and 2001 we only generated revenues of approximately $625,000 and $1,001,000 and incurred net losses of approximately $4,021,000 and $16,665,000 and had cash flow deficiencies from operating activities of approximately $1,184,000 and $5,563,000, respectively. As a result, we had a cash balance of only $7,000, a working capital deficiency of $1,299,000 and a stockholders' deficiency of approximately $1,244,000 as of July 31, 2002. In addition, we believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2003. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least July 31 2003 and that we will need to obtain additional equity or debt financing to sustain our operations until we can successfully market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our New Equity Line Agreement described below or through other financing agreements to enable us to continue as a going concern through at least July 31, 2003. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $7,000 as of July 31, 2002 resulted primarily from a series of private placements.

On June 12, 2000, we sold CALP II Limited Partnership (the "Investor") a convertible debenture that had a principal balance of $2,500,000, matured June 12, 2003 and bore interest at an annual rate of 8%. We received gross proceeds from the sale of $2,500,000. The Investor also received a five-year stock purchase warrant to purchase 428,571 shares of our common stock (389,610 and 38,961 of Class A and Series 1 Class B shares, respectively) at a price of $1.75 per share. Placement agents and their counsel received a fee of 10% of the principal amount of the debenture as well as five-year stock purchase warrants to purchase 275,000 shares of our common stock (250,000 and 25,000 of Class A and Series 1 Class B shares, respectively) at $2.00 per share. The aggregate fair value of the warrant issued to the investor of $934,285 was recorded as a debt discount, and the fair value of the warrants issued to placement agents and their counsel of $599,500 plus cash of $285,000 was initially recorded as deferred finance costs. During the year ended July 31, 2001 the Investor converted $1,052,000 of principal (which had a carrying value net of debt discounts of approximately $715,000) and approximately $37,000 of accrued interest into 3,376,952 shares of common stock. (3,069,956 and 306,996 of Class A and Series 1 Class B shares, respectively). The fair value of the Company's common stock on June 12, 2000 was $2.25 per share, which exceeded the conversion price for the Debenture. Pursuant to the consensus for EITF Issue No. 98-5, such excess constituted a beneficial conversion feature or right for which the value was measured as of that date by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible (the intrinsic value method). Accordingly, the beneficial conversion rights attributable to the issuance of the Debenture had a fair value of approximately $1,794,000, which equaled the excess of the aggregate proceeds the Investor would have received if the Investor had converted the Debenture and sold the 1,908,397 shares of common stock (the amount of shares that would have been received if conversion occurred on June 12, 2000) for approximately $4,294,000 based on the fair market value of $2.25 per share on June 12, 2000. Since the Debenture became convertible upon issuance, the Company recorded a charge of $1,565,715 to interest expense for the beneficial conversion rights (the charge was limited to the principal balance of the Debenture of $2,500,000 net of the fair value of $934,285 allocated to the warrants) and a corresponding increase in additional paid-in capital on June 12, 2000.

Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27 which became effective on November 16, 2000, the Company was required to determine the value of the beneficial conversion feature using the effective conversion price instead of the intrinsic value method described above. Although the application of EITF 00-27 and the use of the effective conversion price would have increased the value of the beneficial conversion feature from approximately $1,794,000 to $2,728,000, the incremental amount was not recorded because of the limit of $1,565,715 imposed by EITF 98-5 and, accordingly, no retroactive adjustments were made.

As of June 14, 2000, we entered into another financing agreement with the Investor pursuant to which we could have required the Investor to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. We also agreed to issue to the Investor on each date on which the Investor advanced funds to us under the Equity Line of Credit Agreement a warrant to purchase a number of shares equal to 20% of the number of shares that are subject to the advance. The exercise price for these warrants was equal to 110% of the highest reported bid price of the common stock for the five trading days preceding the date on which an advance was made to us by the Investor. In addition, the placement agents and their counsel received a fee equal to 10% of the proceeds from the sale of any shares made pursuant to the Equity Line of Credit Agreement. During the year ended July 31, 2001, we issued 1,135,850 shares of common stock (1,032,591 and 103,259 of Class A and Series 1 Class B shares, respectively) and warrants to purchase 227,168 shares of common stock (206,516 and 20,652 of Class A and Series 1 Class B shares, respectively) to the Investor and received proceeds of $1,050,000, net of placement fees of $116,670, pursuant to the Equity Financing Agreement. The warrants were exercisable at prices ranging from $1.21 to $1.94 per share through September 2005.

On October 20, 2000, the Investor agreed to provide us with additional financing totaling $3,000,000 through periodic purchases of a total of six additional debentures during the period from October 20, 2000 to December 1, 2000. Each of the six debentures had a principal balance of $500,000, bore interest at an annual rate of 8% and matured three years from the date of its issuance. As additional consideration in connection with the sale of the New Debentures, we paid a 10% fee to placement agents and we also issued a warrant to the Investor for the purchase of 3,000,000 shares of our common stock (2,727,272 and 272,728 of Class A and Series 1 Class B shares, respectively) at $1.25 per share that was exercisable through October 20, 2005. The warrant issued to the Investor had an estimated fair value of $3,450,000, as determined by the Black-Scholes option-pricing model method pursuant to the provisions of SFAS 123, of which $3,000,000 (which equals the principal balance of the debentures) was recorded as debt discount and/or deferred financing costs. In January 2001, the Investor purchased two additional convertible debentures, each of which had a principal balance of $200,000. Since these debentures were convertible immediately upon issuance, the fair value of beneficial conversion rights of $217,770 was charged to interest expense during the year ended July 31, 2001.

Our obligations to repay the Investor under the terms of the convertible debentures were discharged in connection with the sale of JAGfn and the warrants issued in connection with the convertible debenture were cancelled. In addition, the terms of the Equity Line of Credit Agreement and the warrants issued in connection with it were cancelled as well.

On February 1, 2001, we sold our 85% interest in JAGfn to the Investor for consideration comprised primarily of (i) a payment of approximately $1,002,000 in cash, (ii) an agreement to cancel our obligation our obligations to repay the Investor under the convertible debentures, and the accrued interest thereon. The Investor also agreed to, among other things, assume substantially all our contractual obligations including, but not limited to, our leases, employment and consulting agreements; the cancellation of warrants to purchase 3,912,000 shares of our common stock; the cancellation of the Equity Financing Agreement; and the issuance of an option to us for the purchase of a 10% membership interest in JAGfn for $5,000,000 at any time prior to July 31, 2002. We also agreed to cancel JAGfn's obligation to repay intercompany advances.

The assets and liabilities of JAGfn as of January 31, 2001 are summarized below:


Current assets-prepaid expenses                                  $ 225,000

Equipment, net                                                     567,343
Capitalized web site development costs, net                         64,224
Other assets                                                        96,793
                                                              ------------
           Total assets                                            953,360
                                                              ------------

Current liabilities:
        Accounts payable and accrued expenses                     (341,044)
        Current portion of capital lease obligations               (47,186)
        Intercompany advances                                   (4,553,373)
                                                              ------------
           Total current liabilities                            (4,941,603)

Capital lease obligations, net of current portion                  (20,743)
                                                              ------------
           Total liabilities                                    (4,962,346)
                                                              ------------

Members' deficiency (A)                                       $ (4,008,986)
                                                              ============

         (A) The members' deficiency at January 31, 2001 is equivalent to JAGfn's operating loss and net loss from the inception of its operations on August 1, 2000 through January 31, 2001. JAGfn did not generate any revenues through January 31, 2001.

As a result of the sale we recorded a gain during the year ended July 31, 2001 of $196,959 as shown below:

Cash paid by purchaser                                       $1,002,147
Net carrying value of cancelled convertible notes
           payable to purchaser (B)                           1,399,405
Members' deficiency of JAGfn                                  4,008,986
                                                             ----------
           Total                                              6,410,538
                                                             ----------

Less write off of:
        Intercompany advances                                $4,553,373
        Unearned compensation (A)                             1,660,206
                                                             ----------
               Total                                          6,213,579
                                                             ----------

Net gain                                                     $  196,959
                                                             ==========

         (A) Represents the balance of unamortized unearned compensation associated with consulting and employment agreements assumed by JAGfn.

         (B) Represents the principal balance of the convertible debentures of $4,848,000 and the accrued interest thereon of $133,173 less the related unamortized deferred finance costs associated with the convertible debentures of $405,626 and the unamortized debt discount associated with the convertible debentures of $3,176,142

During year ended July 31, 2001 we used approximately $5,563,000 in our operations. The major uses of this cash was to fund our net loss for the year ended July 31, 2001. In addition, during the year ended July 31, 2001 we incurred non-cash charges of approximately $7,881,000 related to the amortization of unearned compensation and approximately $1,679,000 of non-cash interest expense charges in connection with the convertible debentures.

During the year ended July 31, 2001 we received approximately $657,000 from investing activities. In connection with the sale of JAGfn we received cash proceeds of approximately $1,002,000. Such proceeds were offset by the use of cash for the purchase of equipment, construction of our real time video studios and additions to our web sites.

During year ended July 31, 2002 we used approximately $1,184,000 in our operations. Although we had a net loss of approximately $4,021,000 for the year ended July 31, 2002 such loss included net non-cash charges of approximately $2,238,900 primarily associated with depreciation and amortization of our equipment and capitalized web site development costs, amortization of unearned compensation, the write-off of capitalized web site development costs and the issuance of stock options in exchange for services. In addition we financed our operations in part by an increase in trade accounts payable of approximately $635,000.

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

Cornell Capital received 1,500,000 shares of our common stock (equivalent to 1,363,637 and 136,363 Class A and Series 1 Class B shares, respectively) of as of August 17, 2001 as additional consideration for entering into the Original Equity Line Agreement. Certain principals of Cornell Capital agreed to surrender for cancellation outstanding warrants for the purchase of a total of 690,000 shares of the Company's common stock (equivalent to 627,273 and 62,727 Class A and Series 1 Class B shares, respectively) that had been issued for consulting services (the fair value of those warrants of $1,415,000, as determined by the Black-Scholes option-pricing model at the date of issuance, had already been charged to expense). Cornell Capital was also entitled to a cash fee equal to 5% of the gross proceeds received by the Company in connection with each put. The 1,500,000 shares of the Company's common stock issued to Cornell Capital had an approximate fair market value of $240,000 and the warrants for the purchase of 690,000 shares that were cancelled had an approximate fair market value of $110,000 as of August 17, 2001. However, the Company did not record the fair values of the 1,500,000 shares that were issued and the warrants to purchase 690,000 shares that were cancelled in connection with the Original Equity Line Agreement since recording such values would have resulted in equivalent increases and decreases in additional paid-in capital and would not have resulted in a charge to any asset, liability or expense account.

During the year ended July 31, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of common stock (5,146,828 and 514,682 Class A and Series 1 Class B shares, respectively) as a result of the exercise of put options under the Original Equity Line Agreement, and we received proceeds of $632,884, net of $38,575 of placement fees. The placement fees of $38,575 represent primarily a discount of 5% from the gross purchase price for the shares of $671,459. The gross purchase price was 95% of an amount determined based on the market value and average daily trading volume of the Company's shares. The difference between the market value of the shares and the gross purchase price of the shares based on the terms of the Original Equity Line Agreement was approximately $39,000.

On April 9, 2002, we entered into a new equity line purchase agreement (the "New Equity Line Agreement") with Cornell Capital pursuant to which we will have, in effect, new put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our Class A common stock from time to time at an aggregate purchase price of $10,000,000. The term of the New Equity Line Agreement will extend for 24 months. It became available to us on August 28, 2002, the date a registration statement under the Securities Act of 1933 filed by us for the registration of the shares issuable to Cornell Capital became effective, unless the New Equity Line Agreement is terminated earlier at our discretion. The purchase price will be 95% of the lowest closing bid price of our Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000 and (ii) a requirement that at least five trading days must elapse before we can deliver a new put notice to Cornell Capital. We have issued 10,000 shares of our Class A common stock to placement agents as of the effective date as consideration for their services in connection with the New Equity Line Agreement.

During the period from August 1, 2002 through October 28, 2002, Cornell Capital was required to pay $1,050,000 and it received 4,249,639 shares of Class A common stock and we received proceeds of $990,000 net of $60,000 of placement fees as a result of the exercise by the Company of put options pursuant to the New Equity Line Agreement. We were also required to issue an additional 10,000 shares of Class A common stock to placement agents in connection wit the sale of the shares.

During the year ended July 31, 2002, options to purchase 3,427,125 shares of Class A common stock were exercised resulting in proceeds of $144,853.

On April 1, 2002 two of our executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. The maturity date of the notes has recently been extended to August 15, 2002. At this time we do not have the means to repay these notes. However, Cornell Capital has agreed to waive the covenant in the New Equity Line that would have prohibited proceeds from being used to repay debt and thereby allow for such officer loans to be repaid.

On August 15, 2002, the notes were again amended and the maturity date was extended to the earlier of (i) January 31, 2003 or (ii) the effective date of a "change in control" of JAG Media as defined in our Long-Term Incentive Plan.

In addition, during the year ended July 31, 2002, we issued 1,446,807 shares of common stock (1,338,066 and 108,801 Class A and Series 1 Class B shares, respectively) with a fair value of $877,390 and issued options to purchase 4,936,725 shares of Class A common stock with a fair value of $561,544 in exchange for services.

At various times, during the period from August 1, 2002 through October 28, 2002, we issued a total of 635,604 shares of Class A common stock with an aggregate fair value of $240,391 in satisfaction of $169,969 of accrued payroll and issued 100,000 shares of Class A common stock with an aggregate fair value of $37,500 to consultants for services provided to Company Voice.

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

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2002 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended July 31, 2002 and 2001 or that they will have a significant affect at the time they become effective.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of JAG Media provided pursuant to Item 7 of Form 10-KSB are attached separately at the rear of this Annual Report on Form 10-KSB. Please see the index below.

                          Index to Financial Statements
                          -----------------------------

                                                                          PAGE

Report of Independent Public Accountants                                  F-2

Consolidated Balance Sheet
     July 31, 2002                                                        F-3

Consolidated Statements of Operations
     Years Ended July 31, 2002 and 2001                                   F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
     Years Ended July 31, 2002 and 2001                                   F-5/6

Consolidated Statements of Cash Flows
     Years Ended July 31, 2002 and 2001                                   F-7

Notes to Consolidated Financial Statements                                F-8/31



                                      * * *


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Following is certain information about our executive officers and directors.

Gary Valinoti, age 44, was a co-founder of the predecessor to JAG Media Holdings, Inc. and has served as our President and Chief Executive Officer and as a member of our Board of Directors since March 1999. Mr. Valinoti has been a member of our Board of Directors since July 1999. From August 1992 until March 1999 Mr. Valinoti served as President, and as a member of the Board of Directors, of JagNotes, Inc., the company that produced the JAGNotes fax service throughout that period. Prior to his involvement with JagNotes, Inc., Mr. Valinoti held positions with various firms in the securities industry including Mosely, Hallgarten, Estabrook & Weeden where he was involved in institutional and currency trading, and started the firm's arbitrage department. Mr. Valinoti attended Wagner College.

Thomas J. Mazzarisi, age 45, has served as our Executive Vice President and General Counsel since March 1999. Mr. Mazzarisi has also served as our Chief Financial Officer since November 9, 2001. Mr. Mazzarisi has been a member of our Board of Directors since July 1999. From 1997 until joining JAG Media Holdings, Inc., Mr. Mazzarisi practiced law from his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.

Stephen J. Schoepfer, age 43, has served as our Executive Vice President, Chief Operating Officer and Secretary since July 1999. Mr. Schoepfer has been a member of our Board of Directors since July 1999. Prior to joining the Company in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal 2002, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth certain summary information regarding compensation paid to our Chief Executive Officer and certain executive officers for services rendered during the fiscal years ended July 31, 2000, 2001 and 2002. Except as listed in the table below, no executive officer holding office in fiscal year 2002 received total annual salary and bonus exceeding $100,000. No such officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation not reflected below.

                               Annual Compensation
                               -------------------

                                                                                                     Long-Term
                                                                                                    Compensation
                                                                                                   Common Shares
                                                                                  Other              Subject to
                                    Fiscal                                        Annual               Options          All Other
Name and Principal Position          Year         Salary          Bonus        Compensation            Granted        Compensation
---------------------------          ----         ------          -----        ------------            -------        ------------

Gary Valinoti, President,           2002           $150,000            --             --            1,000,000(1)           --
Chief Executive Officer,
President and director              2001           $150,000            --             --              900,000(2)           (3)

                                    2000           $100,000            --             --               --                  --

Stephen J. Schoepfer,               2002           $150,000            --             --            1,000,000(1)           --
Executive Vice President,
Chief Operating Officer and         2001           $150,000            --             --              900,000(2)           (3)
Secretary
                                    2000           $100,000        $50,000            --               --                  --

Thomas J. Mazzarisi,                2002           $150,000            --             --            1,000,000(1)           --
Executive Vice President,
Chief Financial Officer and         2001           $150,000            --             --              900,000(2)           (3)
General Counsel
                                    2000           $100,000            --             --               --                  --

Raymond G. Taylor,                  2002            $25,000            --             --               --                  --
(Mr. Taylor served as Chief
Financial Officer of JAG            2001            $65,000            --             --               --                  --
Media Holdings, Inc. from
April 1, 2001 to November 9,        2000                 --            --             --               --                  --
2001, but is no longer
employed by JAG Media.)

Stephen R. Russo                    2002                 --            --             --               --                  --
(Mr. Russo served as Chief
Financial Officer of JAG            2001                 --            --             --               --                  --
Media Holdings, Inc. until
April 2001, but is no longer        2000            $20,000            --             --               --                  --
employed by JAG Media.)

Jeffrey Goss (Mr. Goss              2002                 --            --             --               --                  --
served as Secretary and Vice
President of JAG Media              2001                 --            --             --               --                  --
Holdings, Inc. until June
2000, but is no longer              2000            $86,997            --             --               --                  --
employed by JAG Media.)

         (1) In lieu of the 900,000 options granted to the executive on December 14, 2000, which options were cancelled effective August 31, 2001, the executive was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.02 per share pursuant to an amended and restated employment agreement dated August 31, 2001.

         (2) Received a grant of options to purchase 900,000 shares of our common stock at an exercise price of $0.25 per share on December 14, 2000, pursuant to the terms of an employment agreement with us, which options were cancelled effective August 31, 2001.

         (3) Received grant of a 5% equity interest in JAGfn Broadband LLC, our former webcast subsidiary, on December 14, 2000 which had no value at the time of grant.

Option Grants in Fiscal Year 2002.

No freestanding SARs or restricted stock awards were granted to, or exercised by, any of our named executive officers during the fiscal year ended July 31, 2002.

The following table sets forth information regarding options to acquire shares of our common stock granted under our Long-Term Incentive Plan to our Chief Executive Officer and our other three executive officers as of July 31, 2002.

                OPTION GRANTS IN PERIOD BEGINNING AUGUST 1, 2001
                            AND ENDING JULY 31, 2002




                                              Percentage of
                                                  Total
                                           Options Granted to
                                                Employees
                                                in the period
                              Number of         beginning
                              Securities   August 1, 2001 and
                              Underlying          ended             Exercise or
                               Options          July 31,          Base Price Per     Market Price on
Name                           Granted            2002               ($/Share)      the Date of Grant    Expiration Date
----                           -------            ----               ---------      -----------------    ---------------

Gary Valinoti         1,000,000 (1)(2)            29.2%              $0.02(1)              $0.08          08/31/11(1)
Stephen J. Schoepfer   1,000,000(1)(2)            29.2%               0.02(1)               0.08          08/31/11(1)
Thomas J. Mazzarisi    1,000,000(1)(2)            29.2%               0.02(1)               0.08          08/31/11(1)
Raymond G. Taylor            0                    0%                     *                   *                *

*        Not applicable.

(1) On August 31, 2001 we granted to each of Messrs. Valinoti, Schoepfer and Mazzarisi options to purchase 1,000,000 shares of our common stock exercisable at a price per share of $0.02. Each of these stock options vested immediately on August 31, 2001 and terminate on the earlier of August 31, 2011 or the 90th day following the termination of such executive's employment with us.

(2) Options are subject to the terms of our 1999 Long-Term Incentive Plan, as amended, and can be exercised, in whole or in part, by the executive on a cashless basis.


Report on Repricing of Options.

Our Board believes that the retention of executives who possess an in depth knowledge of our operations, contacts within the professional financial community for certain information that we provide to our subscribers and the skills and expertise required to lead our organization is vital to our competitive strength. It is the policy of our Board to award stock options to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain these persons. It is our Board's goal to preserve this incentive as an effective tool in compensating, motivating and retaining our executives. We grant these options at exercise prices below the market price of our stock in order to provide an immediate form of compensation to our executives. To that end, there is ongoing review by the Board of the market price of our common stock and the grant price of options.

For the reasons described above, when we entered into amended and restated employment agreements on August 31, 2001 with our three key executive officers, Messrs. Valinoti, Schoepfer and Mazzarisi, we agreed to grant each of them new immediately exercisable stock options to acquire 1,000,000 shares of our common stock at an exercise price of $0.02 per share, representing 25% of the closing bid price of our common stock on the date of grant. In exchange for these new options, each of Messrs. Valinoti, Schoepfer and Mazzarisi surrendered for cancellation the options to acquire 900,000 shares of our common stock at $0.25 per share that we granted to them on December 14, 2000 pursuant to the terms and conditions of their original employment agreements. The closing bid price of our common stock on December 14, 2000 was $0.3125 per share.


Equity Compensation Plan Information as of July 31, 2002.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                           Number of
                                                                                                          securities
                                                                                                           remaining
                                                                                                         available for
                                                        Number of                                    future issuance
                                                     securities to be                                    under equity
                                                       issued upon            Weighted average        compensation plans
                                                       exercise of           exercise price of            (excluding
                                                       outstanding              outstanding               securities
                                                    options, warrants        options, warrants           reflected in
                                                        and rights               and rights               column (a))
                                                           (a)                      (b)                       (c)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders.....................                Not applicable          Not applicable            Not applicable
-----------------------------------------------------------------------------------------------------------------------
1999 Long-Term Incentive Plan (not approved by
security holders)..........................          2,269,600               $0.297                    3,730,400 (1)
-----------------------------------------------------------------------------------------------------------------------
Individual Compensation Arrangements (not
approved by security holders)..............          1,835,000 (2)           $3.94                             0
-----------------------------------------------------------------------------------------------------------------------
                  Total....................          4,104,600               $0.39                     3,730,400 (1)
-----------------------------------------------------------------------------------------------------------------------

(1) The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 6,000,000 shares of Class A common stock. Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

(2) See Note 7 to Financial Statements.

Option Exercises in Fiscal Year 2002.


The following table sets forth certain information regarding the stock options exercised during the fiscal year ended July 31, 2002 and the stock options held as of July 31, 2002 by our Chief Executive Officer and our other three executive officers.

                AGGREGATE OPTION EXERCISES IN 2002 OPTION VALUES

-----------------------------------------------------------------------------------------------------------------------------------
                          Shares                     Number of Shares Underlying                    Value of Unexercised
     Name                Acquired       Value            Unexercised Options at                    In-the-Money Options at
                       on Exercise    Realized              July 31, 2002                                July 31, 2002


                                                           Exercisable       Unexercisable      Exercisable      Unexercisable
                                                           -----------       -------------      -----------      -------------
Gary Valinoti              0            0                   1,000,000              0              $390,000              0

Stephen J. Schoepfer       500,000      $437,721             500,000               0              $195,000              0

Thomas J. Mazzarisi        500,000      $522,719             500,000               0              $195,000              0

Raymond G. Taylor          100,000      $35,475                 0                  0                 $0                 0
------------------------------------------------------------------------------------------------------------------------------------

Mr. Taylor resigned from his position as Chief Financial Officer of JAG Media effective November 9, 2001 and subsequently exercised his options into shares of common stock. To our knowledge, Mr. Taylor no longer owns any shares of JAG Media stock.

During March 2002, Mr. Mazzarisi and Mr. Schoepfer each exercised options to purchase 500,000 shares of our common stock.

As a result of the recapitalization of our common stock into Class A shares and Class B shares, all outstanding options entitling the holders thereof to purchase shares of our common stock now enable such holders to purchase, upon exercise of their options, the same number of shares of Class A common stock.

Director Compensation

We currently do not compensate our directors for their services in such capacity.

1999 Long-Term Incentive Plan

In October, 1999 the Board of Directors approved the 1999 Long-Term Incentive Plan. This plan was most recently amended in April 2002. The purpose of the plan is to allow us to attract and retain officers, employees, directors, consultants and certain other individuals and to compensate them in a way that provides additional incentives and enables such individuals to increase their ownership interests in JAG Media. Individual awards under the plan may take the form of:

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

The maximum number of shares that may be subject to outstanding awards under the plan will not exceed 6,000,000 shares of Class A common stock. As of July 31, 2002, there were a total of 2,269,600 shares of common stock subject to outstanding options granted under the plan. These options have an exercise price ranging from $0.02 to $2.00 per share. As a result of the recapitalization which was effected on April 8, 2002, the foregoing options are now exercisable into 2,269,600 shares of Class A common stock.

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

We generally will be entitled to a tax deduction equal to the amount of compensation realized by a participant through awards under the plan, except no deduction is permitted in connection with incentive stock options if the participant holds the shares acquired upon exercise for the required holding periods; and deductions for some awards could be limited under the $1.0 million deductibility cap of Section 162(m) of the Internal Revenue Code. This limitation, however, should not apply to certain options, stock appreciation rights and performance-based awards granted thereafter if JAG Media complies with certain requirements under Section 162(m).

Employment Contracts

On August 31, 2001, we entered into amended and restated three-year employment agreements with each of Gary Valinoti (our President and Chief Executive Officer), Stephen J. Schoepfer (our Executive Vice President and Chief Operating Officer) and Thomas J. Mazzarisi (our Executive Vice President, Chief Financial Officer and General Counsel). These agreements amended and superseded the original employment agreements, dated December 14, 2000, between us and the executives named above. Each of these amended and restated employment agreements expires on August 31, 2004 and provides for an annual base salary of $150,000. In addition, each executive is entitled to receive annual incentive stock bonuses as follows:

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

As a result of the recapitalization of our common stock, each of the annual incentive stock bonuses referred to above will, if earned, be issued as shares of Class A common stock.

In addition, each executive is entitled to receive a 5% non-dilutable interest (i.e., a constant percentage ownership interest) in any subsidiary established by JAG Media for its Hispanic/Latin operations. The executives shall also be granted an option to purchase a 5% ownership interest in any subsidiary that JAG Media successfully creates and spins off during the term of their employment contracts.

In addition, pursuant to these amended and restated employment agreements, each of the above named executives is entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to other employees of JAG Media. In the event JAG Media terminates the employment of any of such executives without cause or such executive resigns for good reason as defined in the executive agreements, such executive shall be entitled to receive
(i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term (the Severance Period), (ii) a lump sum cash payment equal to the executive's highest rate of annual salary in effect during the term multiplied by the Severance Period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive's then current salary rate and (iv) accelerated vesting of all of the executive's outstanding stock options. Such cash payments will be made within 10 days of termination of employment, and shall not be subject to offset for amounts earned by the executive in respect of any subsequent employment, nor is the executive required to seek any such subsequent employment.

Further, immediately prior to a "change in control" (as defined in our Long-Term Incentive Plan) of JAG Media, the above-named executives shall also be granted an option to acquire 1,000,000 shares of our Class A common stock (subject to equitable adjustments for stock splits, etc.) at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Generally, under our Long-Term Incentive Plan a "change in control" shall be deemed to have occurred
(i) if there is an acquisition 30% or more of our then outstanding shares of Class A common stock, (ii) Messrs. Valinoti, Schoepfer and Mazzarisi cease for any reason to constitute at least a majority of the members of our Board, or
(iii) a merger, consolidation, recapitalization, reorganization, sale or disposition of all or a substantial portion of our assets, or similar transaction shall have occurred. However, a change in control shall not be deemed to have occurred if consummation of such a transaction would result in at least 70% of the total voting power represented by the voting securities of JAG Media outstanding immediately after such transaction being beneficially owned by at least 75% of the holders of outstanding voting securities of JAG Media immediately prior to the transaction, with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction.

In the unlikely event that we issue to Cornell Capital under the equity line more than 12,600,000 shares of our Class A common stock and Cornell Capital does not sell any such shares and we issue no other shares, such issuance to Cornell Capital would result in the acquisition by Cornell Capital of more than 30% of our then outstanding shares of Class A common stock and would trigger the change in control provisions in the employment agreements of our executive officers. As a result, each of Messrs. Valinoti, Schoepfer and Mazzarisi would be granted an option to acquire 1,000,000 shares of our Class A common stock at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change in control, which option would be fully vested and immediately exercisable in full and expire on a date which would be the earlier of ten years from such change in control and three years after termination of such person's employment. The occurrence of the change of control would also permit each executive to resign from JAG Media if they so chose and be entitled to all of the severance benefits described above, including medical and life insurance coverage, accelerated vesting of outstanding stock options and certain lump sum cash payments.

As part of the sale of our 85% stake in JAGfn Broadband LLC to CALP II Limited Partnership, we entered into a services agreement with JAGfn. pursuant to which it was agreed that JAGfn would pay the salary payable under the existing employment agreements, dated December 14, 2000, between us and each of Messrs. Valinoti, Schoepfer and Mazzarisi and we agreed to reimburse JAGfn for 10% of such salary cost. As a result of JAGfn's reincorporation as Financial Broadband Network, Inc. following the sale, Financial Broadband Network assumed such obligations and made such payments from February 1, 2001 through August 24, 2001. See "Certain Relationships and Related Transactions--Services Agreement."

Pursuant to the terms and conditions of the amended and restated employment agreements, we cancelled outstanding options granted to each of Messrs. Valinoti, Schoepfer and Mazzarisi to purchase an aggregate of 900,000 shares of our common stock exercisable at a price per share of $0.25. In lieu of these options, we have granted to each of Messrs. Valinoti, Schoepfer and Mazzarisi to purchase an aggregate of 1,000,000 shares of our common stock exercisable at a price per share of $0.02, all of which vested immediately upon the execution of the amended and restated agreements. These options are subject to the terms of our 1999 Long-Term Incentive Plan, as amended, and may be exercised, in whole or in part, by the executives on a cashless basis.

In connection with our recapitalization on April 8, 2002 we amended our Long-Term Incentive Plan to provide that all stock options issued pursuant to the plan, including each of the executive options referred to above, would be exercisable into shares of Class A common stock in lieu of common stock.

Indemnification of Officers and Directors

Our Articles of Incorporation provide that we shall indemnify our officers, directors, employees and agents to the full extent permitted by Nevada law. Our Bylaws include provisions to indemnify our officers and directors and other persons against expenses (including judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We do not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully or not in JAG Media's best interest. In the case of an action brought by or in the right of JAG Media, we shall indemnify them only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement of these actions and we shall not indemnify them in connection with any matter as to which they have been found to be liable to JAG Media, unless the deciding court determines that, notwithstanding such liability, that person is fairly entitled to indemnity in light of all the relevant circumstances.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of November 1, 2002 (except as otherwise indicated) by (i) each person known by JAG Media to be the beneficial owner of more than 5% of our Class A common stock, (ii) each director and nominee to be a director,
(iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. The address of each of the beneficial owners named below is: c/o JAG Media Holdings, Inc., 6865 SW 18th Street, Suite B-13, Boca Raton, Florida 33433.


Name and Address of Beneficial Owner                  Number of Shares Beneficially Owned       Percentage of Class(2)
------------------------------------                  -----------------------------------       ----------------------

Gary Valinoti (President, CEO and Director)                    5,024,500(1)(3)(4)                          14.0%
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433

Thomas Mazzarisi (Executive Vice President,                      610,000(1)(5)                              1.7%
Chief Financial Officer, General Counsel and
Director)
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433

Stephen Schoepfer (Executive Vice President,                     575,000(1)(5)                              1.6%
Chief Operating Officer and Director)
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433

All executive officers and directors as a                      6,209,500                                   16.8%
group (3 persons)

         (1) Assumes the conversion of all Series 1 Class B common shares into Class A common shares on a one-for-one basis.

         (2) Based on 34,739,488 shares of Class A common stock issued and outstanding as of November 1, 2002, plus the number of shares of Class A common stock which the beneficial owner has the right to acquire within 60 days, if any.

         (3) Includes 476,818 shares of Class A common stock and 47,682 shares of Series 1 Class B common stock (convertible on a one-for-one basis into Class A shares) owned by Mr. Valinoti's wife, Cathleen Valinoti.

         (4) Includes 1,000,000 shares of Class A common stock issuable upon the exercise of stock options.

         (5) Includes 500,000 shares of Class A common stock issuable upon the exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Officers of the Company.

On April 1, 2002, Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel, loaned us $200,000 out of proceeds that he received from the sale of shares of our common stock in the open market. The loan is subject to the terms and conditions of an unsecured promissory note issued by us to Mr. Mazzarisi on such date. The note bears interest at a rate of 2.69% per annum and can be prepaid in whole or part at any time without premium or penalty. Pursuant to an amendment dated June 26, 2002, the maturity date of the note was extended from July 1, 2002 to August 15, 2002. Pursuant to a subsequent amendment dated August 15, 2002, the maturity date of the note was further extended from August 15, 2002 to the earlier of (i) January 31, 2003 or
(ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in the JAG Media Long-Term Incentive Plan, as amended to date. The note remains issued and outstanding as of the date of this filing.

On April 1, 2002, Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer, loaned us $200,000 out of proceeds that he received from the sale of shares of our common stock in the open market. The loan is subject to the terms and conditions of an unsecured promissory note issued by us to Mr. Schoepfer on such date. The note bears interest at a rate of 2.69% per annum and can be prepaid in whole or part at any time without premium or penalty. Pursuant to an amendment dated June 26, 2002, the maturity date of the note was extended from July 1, 2002 to August 15, 2002. Pursuant to a subsequent amendment dated August 15, 2002, the maturity date of the note was further extended from August 15, 2002 to the earlier of (i) January 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in the JAG Media Long-Term Incentive Plan, as amended to date. The note remains issued and outstanding as of the date of this filing.

We have used the proceeds of these loans to fund existing payables and for general corporate purposes.

Sale of JAG fn Broadband Subsidiary; Interest of Certain Officers and Directors in Financial Broadband Holdings and Financial Broadband Network.

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

As consideration for the purchase of the membership interest in JAGfn, CALP II delivered to us at the closing $1,002,146.81 in immediately available funds and a non-interest bearing promissory note in the amount of $500,000 payable in full on February 22, 2001, which is secured by the membership interest. This note was subsequently amended and then canceled. Such $1,500,000 represented the amount we required in order to pay our outstanding current liabilities as of February 1, 2001. In addition, CALP II agreed to discharge us from all of our obligations in connection with $4,350,000 principal amount outstanding of convertible debentures and to cancel, and discharge us from our obligations under, that certain warrant to purchase 3,000,000 shares of our common stock issued to CALP II on October 30, 2000.

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

Our key executive officers and directors, Messrs. Valinoti, Schoepfer and Mazzarisi, retained their 5% membership interests in JAGfn, but agreed as a condition of the transaction that their interests would no longer be non-dilutable. Mr. Valinoti received an additional 2.5% membership interest pursuant to a subsequent transfer by CALP II.

Following the closing of this transaction, JAGfn was reincorporated in Delaware as Financial Broadband Network, Inc., a wholly owned subsidiary of Financial Broadband Holdings, Inc. In connection with this reorganization, Messrs. Valinoti, Schoepfer and Mazzarisi received shares of common stock and preferred stock of Financial Broadband Holdings, representing, in the aggregate, 17.5% of the issued and outstanding shares of capital stock of that company.

From February 1, 2001 through August 24, 2001, Messrs. Valinoti, Shoepfer and Mazzarisi also served as officers of Financial Broadband Network, Inc. Mr. Valinoti also served as a director of Financial Broadband Holdings and Financial Broadband Network during that period. Financial Broadband Holdings and Financial Broadband Network ceased conducting operations in August 2001. At that time, Messrs. Valinoti, Schoepfer and Mazzarisi resigned from their respective positions in those entities and their shares in Financial Broadband Holdings became worthless.

Services Agreement.

In connection with the sale of JAGfn Broadband LLC to CALP II Limited Partnership. we entered into a one-year services agreement, dated as of February 1, 2001, with JAGfn for shared facilities and administrative services to help reduce our costs. Pursuant to the agreement,. JAGfn agreed to pay the salary payable under the existing employment agreements between us and each of Messrs. Valinoti, Schoepfer and Mazzarisi and we agreed to reimburse JAGfn for 10% of such salary costs. Financial Broadband Network assumed such obligations and made such payments from February 1, 2001 through August 24, 2001. In addition, during this period Financial Broadband Network provided us with office space at its Chelsea studio location in New York City and provided technical support for our web site as well as bookkeeping, telephone and fax services. This agreement ceased to be of further force and effect when Financial Broadband Network ceased conducting operations in August 2001 and defaulted in its performance under the agreement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K:

(a)(1) Financial Statements. See index to Financial Statements on page 45.

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

Exhibit No.     Description
-----------     -----------

2.1 Agreement and Plan of Reorganization dated March 16, 1999 between Professional Perceptions, Inc. (now known as JagNotes.com Inc.); Harold Kaufman, Jr., an officer, director and principal stockholder thereof; NewJag, Inc.; and the stockholders of NewJag, Inc. (1)

2.2 Agreement and Plan of Merger dated as of July 29, 1999 by and among JagNotes Notes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation. (2)

3.1             Articles of Incorporation of Registrant. (2)

3.2 Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Secretary of State of the State of Nevada on April 8, 2002. (16)

3.3             Bylaws of Registrant (2)

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

4.6 Form of Stock Purchase Warrant issued in connection with May Davis Consulting Agreement, included in Exhibit 10.9. (7)

4.7 Form of 8% Convertible Debenture issued in connection with October 2000 private placement. (9)

4.8 Stock Purchase Warrant to acquire 3,000,000 shares of common stock issued to CALP II Limited Partnership as of October 30, 2000. (9)

4.9 First Amendment, dated as of October 30, 2000, to 2000 8% Convertible Debenture, due June 12, 2003. (9)

4.10 Amended and Restated Secured Promissory Note issued February 22, 2001 in the amount of U.S.$500,000 by CALP II Limited Partnership payable to the order of the Registrant. (11)

4.11            Form of Class A Common Stock Certificate. (15)

4.12            Form of Series 1 Class B Common Stock Certificate. (15)

4.13 Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (16)

4.14 Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (16)

4.15 Stock Purchase Warrant to acquire 1,000,000 shares of common stock issued to FAS Holdings, Inc. as of April 9, 2002. (18)

4.16 Amendment, dated June 26, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.
                (20)

4.17 Amendment, dated June 26, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (20)

4.18 Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.19 Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

10.1 JAG Media Holdings, Inc. 1999 Long Term Incentive Plan, as amended. (17)

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

10.17 Equity Line Purchase Agreement, dated August 17, 2001, by and between the Registrant and Cornell Capital Partners, L.P. (13)

10.18 Registration Rights Agreement, dated August 17, 2001, by and between the Registrant and Cornell Capital Partners, L.P. (13)

10.19 Amended and Restated Employment Agreement, dated August 31, 2001, by and between the Registrant and Gary Valinoti. (14)

10.20 Amended and Restated Employment Agreement, dated August 31, 2001, by and between the Registrant and Stephen J. Schoepfer.
                (14)

10.21 Amended and Restated Employment Agreement, dated August 31, 2001, by and between the Registrant and Thomas J. Mazzarisi.
                (14)

10.22 Settlement Agreement, dated October 5, 2001, by and between the Registrant and Strategic Growth International Inc. (18)

10.23 Equity Line Purchase Agreement, dated as of April 9, 2002, by and between the Registrant and Cornell Capital Partners, L.P.
                (18)

10.24 Registration Rights Agreement, dated as of April 9, 2002, by and among the Registrant, Cornell Capital Partners, L.P., and Westrock Advisors, Inc. (18)

10.25 Placement Agent Agreement, dated as of April 9, 2002, by and among the Registrant, Cornell Capital Partners, L.P., and Westrock Advisors, Inc. (18)

10.26 Consulting Agreement, dated December 31, 2001, by and between the Registrant and First Allied, as amended by Letter Agreement dated February 1, 2002. (18)

10.27 Content Agreement, dated as of February 14, 2002, by and between Lycos Inc. and JAG Company Voice LLC. (19)

10.28 Affiliate Order, dated February 22, 2002, by and between JAG Company Voice LLC and Freerealtime.com Inc. (19)

10.29 Affiliate Order, dated February 21, 2002, by and between JAG Company Voice LLC and Zacks Investment Research. (19)

10.30 Waiver of Section 5.5 of Equity Line Purchase Agreement, dated June 18, 2002, executed by Cornell Capital Partners, L.P. (20)

21.1            Subsidiaries of Registrant.

99.1            Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc.
                (including Certificate of Correction related thereto). (2)

99.2 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

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

(13) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 17, 2001.
(14) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 26, 2001.
(15) Previously filed as an exhibit to our Registration Statement on Form 8-A filed on March 25, 2002.
(16) Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2002.
(17) Previously filed as an exhibit to our Registration Statement on Form S-8 filed on May 1, 2002.
(18) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on May 7, 2002.
(19) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on July 8, 2002.
(20) Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form SB-2 filed on August 2, 2002.

(b)      Reports on Form 8-K

We filed one Current Report on Form 8-K during the last quarter of the fiscal year ended July 31, 2002. The Report, which was filed with the SEC on May 1, 2002, attached an Unaudited Condensed Pro Forma Balance Sheet showing the effects of the assumption that JAG Media's recapitalization had been effected as of January 31, 2002.

                    JAG Media Holdings, Inc. and Subsidiaries
                  (Formerly JagNotes.com Inc. and Subsidiaries)


                          Index to Financial Statements
                          -----------------------------


                                                                         PAGE
                                                                         ----

Report of Independent Public Accountants                                  F-2

Consolidated Balance Sheet
     July 31, 2002                                                        F-3

Consolidated Statements of Operations
     Years Ended July 31, 2002 and 2001                                   F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
     Years Ended July 31, 2002 and 2001                                   F-5/6

Consolidated Statements of Cash Flows
     Years Ended July 31, 2002 and 2001                                   F-7

Notes to Consolidated Financial Statements                                F-8/31



                                      * * *

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders
JAG Media Holdings, Inc.


We have audited the accompanying consolidated balance sheet of JAG Media Holdings, Inc. (formerly JagNotes.com Inc.) and Subsidiaries as of July 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2002, and their results of operations and cash flows for the years ended July 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and it had a working capital and stockholders' deficiencies as of July 31, 2002. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                                   J.H. Cohn LLP

Roseland, New Jersey
October 28, 2002

                    JAG Media Holdings, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                  July 31, 2002




                                     Assets
                                     ------

Current assets:
    Cash and cash equivalents                                      $      7,107
    Accounts receivable, net of allowance for doubtful accounts
        of $4,750                                                        19,325
    Other current assets                                                 68,785
                                                                   ------------
           Total current assets                                          95,217

Equipment, net of accumulated depreciation of $115,860                   54,698
                                                                   ------------

           Total                                                   $    149,915
                                                                   ============


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                          $    898,499
    Deferred revenues                                                    95,384
    Notes payable to officers                                           400,000
                                                                   ------------
           Total liabilities                                          1,393,883
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share; 15,000,000
        shares authorized; none issued                                        -
    Class A common stock, par value $.00001 per share;
        155,000,000 shares authorized; 29,667,094 shares
        issued and outstanding                                              296
    Class B common stock, par value $.00001 per share;
        30,000,000 shares authorized; 1,681,155 shares of
        Series 1 issued and outstanding                                      17
    Additional paid-in capital                                       37,697,274
    Unearned compensation                                              (381,432)
    Accumulated deficit                                             (38,560,123)
                                                                   ------------
           Total stockholders' deficiency                            (1,243,968)
                                                                   ------------
           Total                                                   $    149,915
                                                                   ============


See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                       Years Ended July 31, 2002 and 2001





                                                              2002               2001
                                                          -------------      -------------

Revenues                                                  $     624,674      $   1,001,463
                                                          -------------      -------------
Operating expenses:
    Cost of revenues                                          1,146,351          6,905,174
    Selling expenses                                             36,952            147,300
    General and administrative expenses                       3,194,874          8,497,629
    Write-off of capitalized web site development costs         263,754
                                                          -------------      -------------
        Totals                                                4,641,931         15,550,103
                                                          -------------      -------------

Loss from operations                                         (4,017,257)       (14,548,640)

Other income (expense):
    Interest income                                                                 13,223
    Interest expense                                             (3,596)        (1,826,811)
    Gain on sale of subsidiary                                                     196,959
    Write-off of investments in other companies                                   (500,000)
                                                          -------------      -------------

Net loss                                                  $  (4,020,853)     $ (16,665,269)
                                                          =============      =============

Basic net loss per share                                  $        (.15)     $       (.93)
                                                          -------------      -------------

Basic weighted average common shares outstanding             26,644,876         17,853,515
                                                          =============      =============




See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                       Years Ended July 31, 2002 and 2001


                                            Common Stock
                    ---------------------------------------------------------
                                              Class A        Series 1 Class B
                                       -------------------- -----------------   Additional
                    Number of           Number of           Number of           Paid-in      Unearned      Accumulated
                     Shares     Amount   Shares      Amount  Shares    Amount   Capital    Compensation      Deficit        Total
                   ----------   ------ ----------    ------  ------    ------   -------    ------------      -------        -----
Balance,
August 1, 2000     14,800,005   $148                                          $28,677,530   $(8,880,551)  $(17,874,001)  $1,923,126

Effects of
recapitalization  (14,800,005)  (148)  13,454,550    $135  1,345,455    $13

Sales of common
 stock and
 warrants
 pursuant to
 equity financing
 agreement, net
 of expenses of
 $116,670                               1,032,591      10    103,259      1     1,049,989                                 1,050,000

Partial
 conversion of
 convertible
 debenture                              3,069,956      31    306,996      3     1,088,564                                 1,088,598

Effects of
 issuance of
 stock options
 in exchange
 for services                                                                   1,635,870    (1,635,870)

Effects
 of issuance
 of beneficial
 conversion rights
 and warrants
 in connection
 with private
 placement of
 convertible
 debentures                                                                     3,217,770                                 3,217,770

Amortization of
  unearned
  compensation                                                                                7,881,124                   7,881,124

Effects of sale
 of subsidiary                                                                                1,660,207                   1,660,207

Net loss                                                                                                 (16,665,269)   (16,665,269)
                 --------     ---    ----------     ----   ---------   ----    ----------   -----------  -----------    -----------
Balance,
 July 31, 2001          -       -    17,557,097      176   1,755,710     17    35,669,723      (975,090) (34,539,270)       155,556

                    JAG Media Holdings, Inc. and Subsidiaries

     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                       Years Ended July 31, 2002 and 2001



                                            Common Stock
                    ---------------------------------------------------------
                                              Class A        Series 1 Class B
                                       -------------------- -----------------   Additional
                    Number of           Number of           Number of           Paid-in      Unearned     Accumulated
                     Shares     Amount   Shares      Amount  Shares    Amount   Capital    Compensation     Deficit        Total
                   ----------   ------ ----------    ------  ------    ------   -------    ------------     -------        -----
Sales of
 common stock
 pursuant
 to equity
 financing
 agreement,
 net of expenses
 of $38,575                             6,510,465   $ 65     651,045    $ 7     $ 632,812                               $   632,884

Effects of
 issuance of
 common stock
 in exchange
 for services                           1,338,006     13     108,801      1       877,376    $(609,300)                     268,090

Effects of
 issuance of
 stock options
 in exchange
 for services                                                                     561,544                                   561,544

Options exercised                       3,427,125     34                          144,819                                   144,853

Effects of
 cancellation of
 stock options
 previously
 issued in
 exchange for
 services                                                                        (189,000)     189,000

Amortization of
 unearned
 compensation                                                                                1,013,958                    1,013,958

Effects of
 conversion of
 Series 1 Class B
 common stock into
 Class A common
 Stock                                   834,401       8    (834,401)    (8)

Net loss                                                                                                 $ (4,020,853)  $(4,020,853)
                 --------     ---    ----------     ----   ---------   ----   -----------  -----------   ------------   -----------
 Balance,
 July 31, 2002          -     $ -    29,667,094     $296   1,681,155    $17   $37,697,274  $  (381,432)  $(38,560,123)  $(1,243,968)
                =========     ===    ==========     ====   =========   ====   -==========  ===========   ============   ===========

See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                       Years Ended July 31, 2002 and 2001

                                                                                              2002                 2001
                                                                                          -----------          ------------
Operating activities:
    Net loss                                                                              $(4,020,853)         $(16,665,269)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Provision for doubtful accounts                                                         4,750
        Depreciation                                                                           38,910               114,429
        Amortization of unearned compensation                                               1,013,958             7,881,124
        Amortization of capitalized web site development costs                                 87,917               199,578
        Write-off of capitalized web site development costs                                   263,754
        Write-off of investments in other companies                                                                 500,000
        Effects of issuances of common stock and stock options
           in exchange for services                                                           829,634
        Charges to interest expense for:
           Issuance of beneficial conversion rights                                                                 217,770
           Amortization of deferred financing costs and debt discount                                             1,461,234
        Gain on sale of subsidiary                                                                                 (196,959)
        Changes in operating assets and liabilities:
           Accounts receivable                                                                 17,009                 8,950
           Other current assets                                                                30,835               661,306
           Other assets                                                                                             (22,540)
           Accounts payable and accrued expenses                                              634,998               295,345
           Deferred revenues                                                                  (84,980)             (162,336)
           Noncurrent accrued interest payable                                                                      144,771
                                                                                          -----------          ------------
               Net cash used in operating activities                                       (1,184,068)           (5,562,597)
                                                                                          -----------          ------------

Investing activities:
    Purchases of equipment                                                                                         (268,575)
    Web site development costs capitalized                                                                          (77,068)
    Proceeds from sale of subsidiary                                                                              1,002,147
                                                                                                               ------------
               Net cash provided by investing activities                                                            656,504
                                                                                                               ------------

Financing activities:
    Proceeds from notes payable to officers                                                   400,000
    Payments of capital lease obligations                                                                           (37,055)
    Proceeds from private placement of convertible debentures                                                     3,400,000
    Costs paid in connection with private placement of
        convertible debentures                                                                                     (300,000)
    Net proceeds from private placements of common stock
        and warrants                                                                          632,884             1,050,000
    Proceeds from exercise of stock options                                                   144,853
                                                                                          -----------          ------------
               Net cash provided by financing activities                                    1,177,737             4,112,945
                                                                                          -----------          ------------

Net decrease in cash and cash equivalents                                                      (6,331)             (793,148)
Cash and cash equivalents, beginning of year                                                   13,438               806,586
                                                                                          -----------          ------------
Cash and cash equivalents, end of year                                                    $     7,107          $     13,438
                                                                                          ===========          ============

Supplemental disclosure of cash flow data:
    Interest paid                                                                         $         -          $          -
                                                                                          ===========          ============
    Income taxes paid                                                                     $         -          $          -
                                                                                          ===========          ============


See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 1 - Organization and business:

                  JAG Media Holdings, Inc., a Nevada corporation, and its subsidiaries (the "Company") gather and compile financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generate revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site, www.jagnotes.com. Subscribers receive, among other things, a daily early-morning investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Management considers all of the financial services provided to subscribers to be within the same business segment.

                  The Company commenced operations in 1989 and its subscribers were initially limited primarily to institutional investors. During the year ended July 31, 2000, the Company opened its web site and began targeting retail subscribers in an effort to expand its subscriber base. In September 2000, a subsidiary, JAGfn Broadband, L.L.C. ("JAGfn"), started an advertiser-based financial webcast which was sold on February 1, 2001 (see Note 6). Another subsidiary, JagNotes.Euro.com Ltd. ("Euro"), was attempting to generate foreign revenues. Euro's activities were terminated prior to January 31, 2002. On January 4, 2002, another subsidiary, JAG Company Voice LLC was formed to provide small to medium sized companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format; however, it had not conducted any significant operations as of July 31, 2002.

                  Prior to February 21, 2002, JAG Media Holdings, Inc. was known as JagNotes.com Inc. As further explained in Note 7, on February 21, 2002, the stockholders of the Company approved an amendment to the articles of incorporation pursuant to which the name of the Company was changed and another amendment that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on April 8, 2002. Pursuant to the recapitalization plan, the Company issued 1 share of Class A common stock and .1 share of Class B common stock designated as Series 1 Class B common stock in exchange for every 1.1 shares of common stock outstanding prior to the recapitalization.

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

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 1 - Organization and business (concluded):

                  Each share of Series 1 Class B common stock is immediately convertible into one share of Class A common stock. Each share of Class A common stock and Series 1 Class B common stock will be equal in respect to dividends and voting rights. Therefore, each share of Series 1 Class B common stock is, in substance, equivalent to one share of Class A common stock for financial reporting purposes. In addition, each share of Class A common stock and each share of Series 1 Class B common stock is equivalent to one share of common stock that was outstanding before the recapitalization for financial reporting purposes.

                  The recapitalization was effectively equivalent to a stock split and the numbers of shares of common stock outstanding before the recapitalization have been retroactively restated in the accompanying consolidated financial statements and these notes as an equivalent number of shares of Class A common stock and Series 1 Class B common stock. However, the numbers of common shares and the per share amounts reflected in the accompanying consolidated financial statements and these notes prior to the recapitalization are equivalent to the numbers of Class A common shares and the per share amounts after the recapitalization on a fully diluted basis assuming the conversion of the Series 1 Class B common stock and, accordingly, the recapitalization did not have any overall effect on per share amounts.


Note 2 - Basis of presentation and summary of significant accounting policies:

         Basis of presentation:

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $625,000 and $1,001,000, and it incurred net losses of approximately $4,021,000 and $16,665,000 and cash flow deficiencies from operating activities of approximately $1,184,000 and $5,563,000 during 2002 and 2001, respectively.
                  As a result, the Company had a cash balance of only $7,100, a working capital deficiency of $1,299,000 and a stockholders' deficiency of approximately $1,244,000 as of July 31, 2002. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 2 - Basis of presentation and summary of significant accounting policies (continued):

               Basis of presentation (continued):

                  Primarily as a result of the sale of the advertiser-based financial webcast operations and the termination of its efforts to generate foreign revenues during the year ended July 31, 2002, the Company's net loss was reduced to approximately $4,021,000 for the year ended July 31, 2002 from approximately $16,665,000 for the year ended July 31, 2001. The net losses included net noncash charges of approximately $8,238,900 and $10,177,000 for the years ended July 31, 2002 and 2001, respectively, primarily for the depreciation of equipment, the amortization of unearned compensation, the amortization and write-off of capitalized web site development costs, the write-off of investments in other companies, the issuance of common stock and stock options in exchange for services, the issuance of beneficial conversion rights and the amortization of debt financing costs and discount.

                  Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least July 31, 2003 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                  As further explained in Note 5, the Company entered into an agreement with an investment partnership on August 17, 2001 pursuant to which the Company had, in effect, "put" options whereby, subject to certain conditions, it had been able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value and average daily trading volume of its shares. The maximum aggregate purchase price under this equity line was $10,000,000.

                  The original agreement with the investment partnership was initially scheduled to expire on September 27, 2004. As also explained in Note 5, the agreement was terminated in April 2002 and was replaced by another agreement with the investment partnership that provides for a new $10,000,000 equity line that became available in September 2002 when an appropriate registration statement pursuant to the Securities Act of 1933 (the "Act") covering the shares issuable under the new equity line was declared effective by the Securities and Exchange Commission. Although the timing and amount of the required purchases under the new agreement are at the Company's discretion, the purchases are subject to certain conditions as explained in Note 5 and the ability of the investment partnership to fund the purchases.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (continued):

         Basis of presentation (concluded):

                  Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least July 31, 2003. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

         Principles of consolidation:

                  The accompanying consolidated financial statements include the accounts of JAG Media Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    JAG Media Holdings, Inc. and Subsidiaries

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

                  The Company capitalized costs of approximately $527,000 in 2001 that were incurred in connection with the acquisition and development of software in the application and infrastructure development stage and the enhancement of its web sites.

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

                    JAG Media Holdings, Inc. and Subsidiaries

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

         Advertising:

                  The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $3,000 and $49,000 in 2002 and 2001, respectively.

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

         Stock based compensation:

                  The Company accounts for stock options, common stock and other similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company estimates the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets criteria set forth in SFAS 123 and common stock using its market value. It records such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are amortized to expense over the vesting period.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (continued):

         Stock based compensation (concluded):

                  In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as the consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

                  The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion options that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is allocated to additional paid-in capital and the resulting debt discount is amortized to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. Such value is determined after first allocating an appropriate portion of the proceeds received to any other detachable instruments included in the exchange.

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

                  Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 2002 and 2001 and the assumed effects of the exercise of all of the Company's stock options and warrants that were outstanding during all or part of those years and the conversion of the convertible debentures that had been outstanding during part of 2001 would have been anti-dilutive.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 2 - Basis of presentation and summary of significant accounting policies (concluded):

         Net earnings (loss) per share (concluded):

                  As explained in Note 1, the recapitalization was effectively equivalent to a stock split. However, the numbers of common shares and the per share amounts reflected in the accompanying consolidated financial statements and these notes prior to the recapitalization are equivalent to the numbers of Class A common shares and the per share amounts after the recapitalization on a fully diluted basis assuming the conversion of the Series 1 Class B common stock and, accordingly, the recapitalization did not have any overall effect on per share amounts.

         Recent accounting pronouncements:

                  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of SFAS 121 and other previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's consolidated financial position or results of operations.

                  The Financial Accounting Standards Board, the Emerging Issues Task Force (the "EITF") and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of July 31, 2002 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2002 and 2001, and it does not believe that any of those pronouncements will have a significant impact on the Company's consolidated financial statements at the time they become effective.

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

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 4 - Income taxes:

                 As of July 31, 2002, the Company had net operating loss carryforwards of approximately $23,449,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2022.

                 As of July 31, 2002, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                        $     30,000
                    Unearned compensation                            2,254,000
                    Net operating loss carryforwards                 9,369,000
                                                                  ------------
                                                                    11,653,000
                    Less valuation allowance                       (11,653,000)
                                                                  ------------
                        Total                                     $          -
                                                                  ============

                  Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2002.

                  The Company had also offset the potential benefits of approximately $13,749,000 and $7,093,000 from its net deferred tax assets by equivalent valuation allowances as of July 31, 2001 and 2000, respectively. As a result of a decrease in the valuation allowance of approximately $2,096,000 during 2002 and an increase in the valuation allowance of $6,656,000 during 2001, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

                  Although the Company had a net loss in 2002, net deferred tax assets and the offsetting valuation allowance decreased during that period primarily as a result of the cancellation of unexercised options and warrants (see Note 7) and the related reduction in temporary differences attributable to the amounts of unearned compensation recorded for financial statement and tax purposes.

Note 5 - Financing agreements:

         Convertible debentures sold to CALP II Limited Partnership:

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

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing agreements (continued):

         Convertible debentures sold to CALP II Limited Partnership (continued):

                  As additional consideration in connection with the sale of the Debenture, the Company also issued a warrant to the Investor for the purchase of 428,571 shares of the Company's common stock (389,610 and 38,961 Class A and Series 1 Class B shares, respectively) at $1.75 per share that was initially scheduled to be exercisable through June 12, 2005. The Company also issued warrants for the purchase of 275,000 shares of the Company's common stock (252,273 and 22,727 Class A and Series 1 Class B shares, respectively) at $2.00 per share that were initially scheduled to be exercisable through June 12, 2005 as consideration for legal and other professional services received in connection with the sale of the Debenture. The Company valued the warrant issued to the Investor at $934,285 and the warrants issued for legal and other professional services at $599,500 based on estimated fair values determined by using the Black-Scholes option-pricing model pursuant to the provisions of SFAS 123. Accordingly, the Company initially increased additional paid-in capital by $1,533,785 for the fair value of all of the warrants and reduced the carrying value of the Debenture by $934,285 from the principal balance of $2,500,000 to $1,565,715 for the debt discount attributable to the fair value of the warrant issued to the Investor and increased deferred financing costs by $599,500 for the fair value of the warrants issued for services. The Company also increased deferred financing costs by $285,000 for other payments made for legal and other professional services received in connection with the sale of the Debenture.

                  The fair value of the Company's common stock on June 12, 2000 was $2.25 per share which exceeded the conversion price for the Debenture. Pursuant to the consensus for EITF Issue No. 98-5, such excess constituted a beneficial conversion feature or right for which the value was measured as of that date by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible (the intrinsic value method). Accordingly, the beneficial conversion rights attributable to the issuance of the Debenture had a fair value of approximately $1,794,000, which equaled the excess of the aggregate proceeds the Investor would have received if the Investor had converted the Debenture and sold the 1,908,397 shares of common stock (the amount of shares that would have been received if conversion occurred on June 12, 2000) for approximately $4,294,000 based on the fair market value of $2.25 per share on June 12, 2000. Since the Debenture became convertible upon issuance, the Company recorded a charge of $1,565,715 to interest expense for the beneficial conversion rights (the charge was limited to the principal balance of the Debenture of $2,500,000 net of the fair value of $934,285 allocated to the warrants) and a corresponding increase in additional paid-in capital on June 12, 2000.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing agreements (continued):

         Convertible debentures sold to CALP II Limited Partnership (continued):

                  Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27 which became effective on November 16, 2000, the Company was required to determine the value of the beneficial conversion feature using the effective conversion price instead of the intrinsic value method described above. Although the application of EITF 00-27 and the use of the effective conversion price would have increased the value of the beneficial conversion feature from approximately $1,794,000 to $2,728,000, the incremental amount was not recorded because of the limit of $1,565,715 imposed by EITF 98-5 and, accordingly, no retroactive adjustments were made.

                  During the period from October 20, 2000 to December 1, 2000, the Company sold the Investor convertible debentures (the "New Debentures") that had an aggregate principal balance of $3,000,000, were initially scheduled to mature at various dates through December 1, 2003 and bore interest at an annual rate of 8%. The Company received gross proceeds of $3,000,000 from the sale, which was made through a private placement that was intended to be exempt from registration under the Act. The principal balance of, and interest accrued on, each of the New Debentures was convertible, in whole or in part, at the option of the Investor into shares of the Company's common stock at the lesser of $.80 per share or 75% of the average of the lowest closing bid prices for such shares over a specified period. The Company had the option to require such conversion in amounts that depended on the market price and daily volume of the shares over a specified period.

                  In connection with the sales of all of the New Debentures, the Company also issued a warrant to the Investor for the purchase of 3,000,000 shares of the Company's common stock (2,727,273 and 272,727 Class A and Series 1 Class B shares, respectively) at $1.25 per share that was initially scheduled to be exercisable through October 20, 2005. Although the estimated fair value of the warrant was $3,450,000, as determined by the Black-Scholes option-pricing model, the Company only received gross proceeds of $3,000,000 from the sale of the New Debentures. Accordingly, the amount of debt discount and additional paid-in capital recorded by the Company in connection with the issuance of the warrant was limited to the gross proceeds of the New Debentures of $3,000,000. The Company also paid a party related to the Investor a 10% placement fee for each New Debenture issued and, accordingly, the Company charged a total of $300,000 to deferred financing costs in connection with the sales of all of the New Debentures. The debt discount and the deferred financing costs were to be amortized to interest expense over the related terms of the New Debentures.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing agreements (continued):

         Convertible debentures sold to CALP II Limited Partnership (continued):

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

                  In January 2001, the Investor purchased two additional convertible debentures each of which had a principal balance of $200,000 (the "Additional Debentures"). The sales of the Additional Debentures were made through private placements intended to be exempt from registration under the Act. The terms for the conversion of the Additional Debentures were the same as those for the Debenture and the New Debentures. The fair value of the Company's common stock on the dates of issuance exceeded the adjusted conversion price for the Additional Debentures. Such excess constituted beneficial conversion rights which had a fair value of $217,770, for which the value was measured, as explained above, by the difference between the aggregate conversion price and the fair value of the common stock into which the securities were convertible, multiplied by the number of shares into which the securities were convertible. Since the Additional Debentures were convertible immediately upon issuance, the fair value of the beneficial conversion rights attributable to the issuance of the Additional Debentures was charged to interest expense during January 2001.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing agreements (continued):

         Convertible debentures sold to CALP II Limited Partnership (concluded):

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

                  The Debenture, the New Debentures and the Additional Debentures were all cancelled concurrent with the sale of JAGfn on February 1, 2001 (see Note 6).

                  During the portion of 2001 prior to the sale of JAGfn, amortization of deferred financing costs and debt discount applicable to the Debenture, the New Debentures and the Additional Debentures totaled $742,020 and $719,214, respectively. Amortization of deferred financing costs and debt discount applicable to the Debenture totaled $36,854 and $38,929, respectively, prior to 2001.

                  During the portion of 2001 prior to the sale of JAGfn and the cancellation of the Debenture, the Investor received 3,376,952 shares of the Company's common stock (3,069,956 and 306,996 Class A and Series 1 Class B shares, respectively) upon the conversion of a portion of the Debenture with an aggregate principal balance of $1,052,000 and a carrying value, net of debt discount, of $715,043 and the conversion of accrued interest of $36,598.

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

         Equity financing agreement with CALP II Limited Partnership:

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

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing agreements (continued):

         Equity financing agreement with CALP II Limited Partnership
         (continued):

                  The Equity Financing Agreement was originally due to expire in December 2002; however, it was cancelled concurrent with the sale of JAGfn on February 1, 2001 (see Note 6).

                  During the period from June 14, 2000 through February 1, 2001, the Investor paid a total of $1,166,670 pursuant to the Equity Financing Agreement for 1,135,850 shares of common stock (1,032,591 and 103,259 Class A and Series 1 Class B shares, respectively) and warrants to purchase 227,168 shares of common stock (206,516 and 20,652 Class A and Series 1 Class B shares, respectively), all of which remained outstanding until they were cancelled concurrent with the sale of JAGfn. As a result, the Company received proceeds of $1,050,000, net of $116,670 of placement fees. The issuances of such shares and warrants were transactions intended to be exempt from registration under the Act.

         Equity financing agreements with Cornell Capital Partners, L.P.:

                  On August 17, 2001, the Company entered into an equity line purchase agreement (the "Original Equity Line Agreement") with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company had, in effect, "put" options whereby, subject to certain conditions, it had been able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value and average daily trading volume of its shares. The maximum aggregate purchase price under the Original Equity Line Agreement was $10,000,000. The Original Equity Line Agreement was initially scheduled to expire on September 27, 2004. However, it was terminated and replaced by another agreement with the investment partnership on April 9, 2002 as further described below.

                  Cornell Capital received 1,500,000 shares of the Company's common stock (1,363,637 and 136,363 Class A and Series 1 Class B shares, respectively) as of August 17, 2001 as additional consideration for entering into the Original Equity Line Agreement and certain principals of Cornell Capital agreed to surrender for cancellation outstanding warrants for the purchase of a total of 690,000 shares of the Company's common stock (627,273 and 62,727 Class A and Series 1 Class B shares, respectively) that had been issued for consulting services (the fair value of those warrants of $1,415,000, as determined by the Black-Scholes option-pricing model at the date of issuance, had already been charged to expense). Cornell Capital was also entitled to a cash fee equal to 5% of the gross proceeds received by the Company in connection with each put. The 1,500,000 shares of the Company's common stock issued to Cornell Capital had an approximate fair market value of $240,000 and the warrants for the purchase of 690,000 shares that were cancelled had an approximate fair market value of $90,000 as of August 17, 2001. However, the Company did not record the fair values of the 1,500,000 shares that were issued and the warrants to purchase 690,000 shares that were cancelled in connection with the Original Equity Line Agreement since recording such values would have resulted in equivalent increases and decreases in additional paid-in capital and would not have resulted in a charge to any asset, liability or expense account.

                  JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Financing agreements (concluded):

         Equity financing agreements with Cornell Capital Partners, L.P. (concluded):

                  During the period from August 17, 2001 to April 9, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of common stock (5,146,828 and 514,682 Class A and Series 1 Class B shares, respectively) as a result of the exercise of put options under the Original Equity Line Agreement, and the Company received proceeds of $632,884, net of $38,575 of placement fees. The placement fees of $38,575 represent primarily a discount of 5% from the gross purchase price for the shares of $671,459. The gross purchase price was 95% of an amount determined based on the market value and average daily trading volume of the Company's shares. The difference between the market value of the shares and the gross purchase price of the shares based on the terms of the Original Equity Line Agreement was approximately $39,000.

                  On April 9, 2002, the Company entered into a new equity line purchase agreement (the "New Equity Line Agreement") with Cornell Capital pursuant to which the Company has, in effect, new put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its Class A common stock from time to time at an aggregate purchase price of $10,000,000. The New Equity Line became available on
                  August 28, 2002 when a registration statement under the Act filed by the Company for the registration of the shares issuable to Cornell Capital became effective. The Company was required to issue 10,000 shares of its Class A common stock to placement agents as of the effective date as consideration for their services in connection with the New Equity Line Agreement (see Note 12). The term of the New Equity Line Agreement will extend for 24 months unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

                  The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the Class A common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the New Equity Line is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

                    JAG Media Holdings, Inc. and Subsidiaries

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

                  The assets and liabilities of JAGfn as of January 31, 2001 are summarized below:

               Current assets - prepaid expenses                   $    225,000
               Equipment, net                                           567,343
               Capitalized web site development costs, net               64,224
               Other assets                                              96,793
                                                                   ------------
                      Total assets                                      953,360
                                                                   ------------
               Current liabilities:
                   Accounts payable and accrued expenses                341,044
                   Current portion of capital lease obligations          47,186
                   Intercompany advances                              4,553,373
                                                                   ------------
                      Total current liabilities                       4,941,603
               Capital lease obligations, net of current portion         20,743
                                                                   ------------
                      Total liabilities                               4,962,346
                                                                   ------------
               Members' deficiency                                 $ (4,008,986)
                                                                   ============

                  The members' deficiency at January 31, 2001 was equivalent to JAGfn's operating loss and net loss from the inception of its operations on August 1, 2000 through January 31, 2001. JAGfn did not generate any revenues through January 31, 2001.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 6 - Disposition of JAGfn (concluded):

                 As a result of the sale, the Company recorded a gain during 2001 of $196,959 as shown below:

                    Cash paid by purchaser                          $ 1,002,147
                    Net carrying value of cancelled convertible
                        notes payable to the Investor (Note 5)        1,399,406
                    Members' deficiency of JAGfn                      4,008,986
                                                                   ------------
                        Total                                         6,410,539
                                                                   ------------
                    Less write-off of:
                        Intercompany advances                         4,553,373
                        Unearned compensation (A)                     1,660,207
                                                                   ------------
                        Total                                         6,213,580
                                                                   ------------
                    Net gain                                        $   196,959
                                                                   ============

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


Note 7 - Issuances of common stock, warrants and stock options:
         Amendments to articles of incorporation:
                  On February 21, 2002, the stockholders of the Company approved an amendment to the articles of incorporation that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on April 8, 2002. Pursuant to the recapitalization plan, (i) the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 100,000,000 shares to 200,000,000 shares with a par value of $.00001 per share, of which 15,000,000 shares became authorized for issuance as preferred stock, 155,000,000 shares became authorized for issuance as Class A common stock and 30,000,000 shares became authorized for issuance as Class B common stock; and (ii) the Company issued 1 share of Class A common stock and .1 share of Class B common stock designated as Series 1 Class B common stock in exchange for every 1.1 shares of common stock outstanding prior to the recapitalization. As explained in
                  Note 1, the recapitalization was effectively equivalent to a stock split and the numbers of shares of common stock outstanding before the recapitalization have been retroactively restated in the accompanying consolidated financial statements and these notes as an equivalent number of shares of Class A common stock and Series 1 Class B common stock.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 7 - Issuances of common stock, warrants and stock options (continued):

         Private placements of common stock and warrants:

                  As further explained in Note 5, during the period from August 17, 2001 to April 9, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of common stock (5,146,828 and 514,682 Class A and Series 1 Class B shares, respectively) as a result of the exercise of put options under the Original Equity Line Agreement, and the Company received proceeds of $632,884, net of $38,575 of placement fees.

                  As further explained in Note 5, the Company issued to the Investor 3,376,952 shares of common stock (3,069,956 and 306,996 Class A and Series 1 Class B shares, respectively) upon the conversion of a portion of the Debenture with an aggregate principal balance of $1,052,000 and accrued interest of $36,598 and 1,135,850 shares (1,032,591 and 103,259 Class A and Series 1 Class B shares, respectively) and warrants to purchase 227,168 shares (206,516 and 20,652 Class A and Series 1 Class B shares, respectively) pursuant to the Equity Financing Agreement for which it received net proceeds of $1,050,000 during 2001. The Company also issued to the Investor a warrant for the purchase of 3,000,000 shares (2,727,273 and 272,727 Class A and Series 1 Class B shares, respectively) at $1.25 per share in connection with the sale of the New Debentures in 2001 and a warrant for the purchase of 428,571 shares (389,610 and 38,961 Class A and Series 1 Class B shares, respectively) at $1.75 per share in connection with the sale of the Debenture in 2000. All of the warrants issued to the Investor were cancelled concurrent with the sale of JAGfn on February 1, 2001. The issuances of such shares and warrants were transactions intended to be exempt from registration under the Act.

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

                  The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2000 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services to the number outstanding at July 31, 2002 and sets forth other related information:

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 7 - Issuances of common stock, warrants and stock options (continued):

         Options, warrants and other equity instruments issued for services (continued):


                                                                Number of Shares
                                                       ---------------------------------
                                                                                Series 1
                                                                     Class A     Class B        Range of
                                                        Common       Common      Common          Exercise
                                                        Stock         Stock       Stock           Prices
                                                      ----------   ----------  ----------   -------------
          Options and warrants issued for services
              outstanding, August 1, 2000 (A)           4,874,500                            $1.50 - $6.00
          Effects of recapitalization (B)              (4,874,500)   4,624,500    250,000    $1.50 - $6.00
          Options granted to employees, investment
              analysts and commentators (C)                          3,959,000               $ .10 - $2.00
          Warrants cancelled (D)                                      (227,273)   (22,727)           $2.00
                                                       ----------   ----------  ---------
          Options and warrants issued for services
              outstanding, July 31, 2001                     -       8,356,227    227,273    $ .10 - $6.00
          Options granted to employees and
              consultants (E)                                        4,936,725               $.001 - $ .10
          Options and warrants cancelled (E)                        (5,925,773)   (62,727)   $ .05 - $2.00
          Options exercised (F)                                     (3,427,125)              $.001 - $ .25
                                                       ----------   ----------  ---------

          Options and warrants issued for services
              outstanding, July 31, 2002 (G) (H)        -            3,940,054    164,546    $.001 - $6.00
                                                       ==========   ==========  =========    =============

         (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation to be amortized to expense. The balance of unearned compensation as of August 1, 2000 was $8,880,551.

         (B) In connection with the Recapitalization, holders of stock options that were entitled to receive shares of common stock upon exercise of stock options issued pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") became entitled to receive an equivalent number of shares of Class A common stock at the same exercise price upon exercise; holders of all other stock options and warrants became entitled to receive a proportional number of shares of Class A common stock and Series 1 Class B common stock at a proportional exercise price upon exercise.

         (C) The cost of the options of $1,635,870, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged to unearned compensation in 2001, as further explained below.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements



Note 7 - Issuances of common stock, warrants and stock options (continued):
         Options, warrants and other equity instruments issued for services (continued):

         (D) These warrants were effectively cancelled as a result of the sale of JAGfn to the Investor.

         (E) On August 31, 2001, pursuant to amended and restated employment agreements between the Company and its three senior executives (see Note 10), each dated August 31, 2001, the Company granted options to purchase 1,000,000 shares of, effectively, Class A common stock at $.02 per share to each of the three senior executives as additional compensation for services to be rendered under such contracts. Options previously granted to the three senior executives pursuant to their original employment agreements, which gave each executive the right to purchase 900,000 shares of, effectively, Class A common stock at an exercise price of $.25 per share, were cancelled. In accordance with the provisions of SFAS 123, the Company charged $24,000 to compensation expense in 2002, which represented the excess of the aggregate fair value of the options to purchase 1,000,000 shares of Class A common stock granted to each executive on August 31, 2001 over the aggregate fair value of the options to purchase 900,000 shares of Class A common stock previously granted to each of the executives immediately prior to the cancellation of those options.

                  In addition, during 2002, the Company issued options for the purchase of 1,936,725 shares of, effectively, Class A common stock at exercise prices ranging from $.001 to $.10 per share to employees and consultants that did not have employment or other contractual agreements. The aggregate estimated fair value of the options at the respective dates of issuance of $537,544 was charged directly to compensation and consulting expense during 2002, as further explained below.

                  As a result of the cancellation of certain other options during 2002, the Company reversed the unamortized balance of $189,000 for charges recorded as unearned compensation in connection with the original issuances of options to employees and consultants.

         (F) During 2002, the Company issued 3,427,125 shares of, effectively, Class A common stock upon the exercise of options and received proceeds of $144,853.

         (G) These options and warrants also include options for the purchase of 2,269,600 shares of, effectively, Class A common stock granted pursuant to the Incentive Plan which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's Class A common stock. The number of shares of Class A common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 7 - Issuances of common stock, warrants and stock options (continued):

         Options, warrants and other equity instruments issued for services (continued):

         (H) These options and warrants will expire at various dates from July 2005 through March 2012.

                  The following table summarizes information about the number of shares of common stock subject to options and warrants that were outstanding at July 31, 2001 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services:

                                                                                                 Options and
                                  Options and Warrants Outstanding                           Warrants Exercisable
                  -------------------------------------------------------------------     --------------------------
                                                        Weighted
                                                        Average
                                                        Years of        Weighted                           Weighted
                                                       Remaining        Average                            Average
                      Exercise          Number        Contractual       Exercise              Number       Exercise
                       Prices         Outstanding         Life           Price             Exercisable      Price
                  --------------      -----------     ------------     ---------           ----------      --------

                    $        .02       2,000,000          9.09         $     .02            2,000,000      $    .02
                         .05-.10          69,600          9.31               .06               69,600           .06
                            2.00         785,000          4.36              2.00              785,000          2.00
                            3.50         500,000          3.06              3.50              500,000          3.50
                            6.00         750,000          2.68              6.00              750,000          6.00
                                     -----------                                           ----------

                    $.02 - $6.00       4,104,600          5.79         $     .39            4,104,600      $    .39
                    ============     ===========      ========         =========           ==========      ========

                  A total of $561,544 was charged directly to compensation and consulting expense during 2002 and $1,635,870 was charged to unearned compensation during 2001 as a result of the options issued as compensation to employees and as consideration for consulting, professional and other services in the transactions described above. Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $1,013,958 and $7,881,124 was amortized during 2002 and 2001, respectively. The unamortized balance of $381,432 and $975,090 has been reflected as a reduction of stockholders' equity as of July 31, 2002 and 2001, respectively.

                  Unearned compensation of $1,660,207 as of January 31, 2002 was attributable to compensation for employees of, and consulting, professional and other services provided to, JAGfn and, accordingly, that amount was charged against the proceeds from the sale of JAGfn on February 1, 2001 in connection with the determination of the gain from that sale, as explained in Note 6.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements



Note 7 - Issuances of common stock, warrants and stock options (concluded):

         Options, warrants and other equity instruments issued for services (concluded):

                  In addition, during 2002, the Company issued 1,446,867 shares of its common stock (1,338,066 and 108,801 Class A and Series 1 Class B shares, respectively) to employees and consultants as compensation to employees and as consideration for consulting, professional and other services. The aggregate estimated fair value of the shares at the respective dates of issuance was $877,390, of which $268,090 was charged directly to compensation and consulting expense and $609,300 was charged to unearned compensation during 2002.

                  The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the "minimum value method" through October 31, 1999 (due to the limited amount of trading of the Company's shares through that date) and the Black-Scholes option-pricing model thereafter. The fair values were determined in 2002 and 2001 based on the following assumptions:

                         Expected years of option life:                       5
                         Risk-free interest rate:                     4.5% - 6%
                         Dividend yield:                                     0%
                         Volatility                                 110% - 361%


Note 8 - Notes payable to officers:

                  On April 1, 2001, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69% and were to become payable on August 15, 2002 (see Note 12).


Note 9 - Employee benefit plans:

                  The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company's contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2002 and 2001.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 10- Commitments and contingencies:

         Concentrations of credit risk:

                  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. From time to time the Company's cash balances exceed Federal insurance limits although there was no such excess at July 31, 2002. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

                  The Company extends credit to its customers. Generally, it does not require any collateral. The Company closely monitors the extension of credit while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2002.

         Employment agreements:

                  Pursuant to amended and restated employment agreements between the Company and its three senior executives, each dated August 31, 2001, the Company became obligated to make cash payments of $150,000 to each of the three senior executives annually during the three year period ending August 31, 2004. As a result, the Company's obligations for cash payments under all of the employment agreements during periods subsequent to July 31, 2002 will total approximately $1,483,000, of which $450,000, $450,000 and $38,000 will be payable in the years ending July 31, 2003, 2004 and 2005, respectively.

                  Each of the three senior executives will also receive an option to purchase 500,000 shares of the Company's Class A common stock at a price equal to 25% of the closing bid price on the last day of trading in each of the three years in the period ending August 31, 2004 if the average closing bid price of the Company's Class A common stock is $1.00 per share or greater for the first year, $2.00 per share or greater for the second year and $3.00 per share or greater for the third year.

         Leases:

                  The Company had been leasing office space under month-to-month leases and noncancelable leases. Rent expense under all such leases, which were classified as operating leases, totaled approximately $77,000 and $1,212,000 for 2002 and 2001, respectively. As of July 31, 2002, the Company was not subject to any significant noncancelable office leases.

                  Prior to the sale of JAGfn, the Company had used computer equipment under lease agreements that were classified as capital leases. The Company effectively acquired equipment at a cost of $46,315 in 2001 by incurring capital lease obligations. These noncash transactions are not reflected in the accompanying 2001 consolidated statement of cash flows.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 10- Commitments and contingencies (concluded):

         Litigation:

                  The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.


Note 11- Fair value of financial instruments:

                  The Company's material financial instruments at July 31, 2002 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable. In the opinion of management, cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values at July 31, 2002 because of their liquidity and/or their short-term maturities.


Note 12- Subsequent events:

         Sales of common stock pursuant to the New Equity Line Agreement:

                  During the period from August 1, 2002 through October 28, 2002, Cornell Capital was required to pay $1,050,000 and it received 4,249,639 shares of Class A common stock and the Company received proceeds of $990,000 net of $60,000 of placement fees as a result of the exercise by the Company of put options pursuant to the New Equity Line Agreement (see
                  Note 5). The Company was also required to issue an additional 10,000 shares of Class A common stock to placement agents in connection with the sale of the shares. As of October 28, 2002, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the New Equity Line Agreement at an aggregate purchase price of $8,950,000 through August 28, 2004.

         Shares issued to pay accrued expenses:

                  During the period from August 1, 2002 through October 28, 2002, the Company agreed to issue a total of 635,604 shares of its Class A common stock with an aggregate fair value of $240,391 to pay accrued salaries of $169,969.

         Shares issued to consultants:

                  During the period from August 1, 2002 through October 28, 2002, the Company issued a total of 100,000 shares of its Class A common stock with an aggregate fair value of $37,500 in exchange for the consulting services.

         Changes in terms of notes payable to officers:

                  Pursuant to amendments dated August 15, 2002, the maturity date of the Company's notes payable to officers (see Note 8) was extended from August 15, 2002 to the earlier of (i) January 31, 2003 or (ii) the effective date of a "change in control" of the Company, as defined.

                                      * * *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     JAG MEDIA HOLDINGS, INC.


                                                     /s/ Gary Valinoti
                                                     ---------------------------
                                                     Gary Valinoti
                                                     Chief Executive Officer

Dated: November 13, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                Signature                          Title                          Date
                ---------                          -----                          ----
                                 Chief Executive Officer, President and
/s/ Gary Valinoti                Director (Principal Executive Officer)     November 13, 2002
----------------------------
Gary Valinoti

                                 Chief Financial Officer, Executive Vice
                                 President, General Counsel and Director
                                 (Principal Financial and Accounting
/s/ Thomas J. Mazzarisi          Officer)                                   November 13, 2002
----------------------------
Thomas J. Mazzarisi

                                 Chief Operating Officer and Executive
/s/Stephen J. Schoepfer          Vice President and Director                November 13, 2002
-----------------------
Stephen J. Schoepfer

                                 CERTIFICATIONS

         I, Gary Valinoti, Chief Executive Officer of JAG Media Holdings, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of JAG Media Holdings, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 13, 2002


                                    /s/  Gary Valinoti
                                    ------------------------------
                                    Name: Gary Valinoti
                                    Title: Chief Executive Officer


         I, Thomas J. Mazzarisi, Chief Financial Officer of JAG Media Holdings, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of JAG Media Holdings, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 13, 2002


                                    /s/ Thomas J. Mazzarisi
                                    ------------------------------
                                    Name: Thomas J. Mazzarisi
                                    Title: Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.         Description
-----------         -----------

4.18 Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.19 Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

21.1            Subsidiaries of Registrant.

99.2 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.