Form 10QSB
period 2002-10-31
JAG MEDIA HOLDINGS INC
filed 2002-12-16
CIK 1089029

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                  FORM 10-QSB

              Quarterly Report Pursuant To Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For Quarterly Period Ended October 31, 2002.
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

As of December 9, 2002, the Registrant had 35,004,088 shares of Class A common stock and 1,507,118 shares of Series 1 Class B common stock outstanding.

                                     PART 1
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

                         Index to Financial Statements

                                                                           PAGE
                                                                           ----
Condensed Consolidated Balance Sheet
     October 31, 2002 (Unaudited)                                          F-2

Condensed Consolidated Statements of Operations
     Three Months Ended October 31, 2002 and 2001 (Unaudited)              F-3

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
     Three Months Ended October 31, 2002 (Unaudited)                       F-4

Condensed Consolidated Statements of Cash Flows
     Three Months Ended October 31, 2002 and 2001 (Unaudited)              F-5

Notes to Condensed Consolidated Financial Statements                      F-6/12



                                     * * *

                   JAG Media Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                October 31, 2002
                                  (Unaudited)


                                     Assets
                                     ------
Current assets:
    Cash and cash equivalents                                            $    507,587
    Accounts receivable, net of allowance for doubtful accounts
        of $7,500                                                              22,290
    Other current assets                                                       68,785
                                                                         ------------
           Total current assets                                               598,662

Equipment, net of accumulated depreciation of $125,223                         45,334
                                                                         ------------

           Total                                                         $    643,996
                                                                         ============


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                $    592,798
    Deferred revenues                                                          73,902
    Notes payable to officers                                                 400,000
                                                                         ------------
           Total liabilities                                                1,066,700
                                                                         ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share; 15,000,000
        shares authorized; none issued                                           --
    Class A common stock, par value $.00001 per share;
        155,000,000 shares authorized; 34,813,351 shares
        issued and outstanding                                                    348
    Class B common stock, par value $.00001 per share;
        30,000,000 shares authorized; 1,540,141 shares of
        Series 1 issued and outstanding                                            16
    Additional paid-in capital                                             38,973,114
    Unearned compensation                                                    (295,641)
    Accumulated deficit                                                   (39,100,541)
                                                                         ------------
           Total stockholders' deficiency                                    (422,704)
                                                                         ------------

           Total                                                         $    643,996
                                                                         ============


See Notes to Condensed Consolidated Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations
                  Three Months Ended October 31, 2002 and 2001
                                  (Unaudited)

                                                       2002            2001
                                                   ------------    ------------
Revenues                                           $    124,950    $    182,998
                                                   ------------    ------------

Operating expenses:
    Cost of revenues                                    198,185         177,134
    Selling expenses                                        913          19,532
    General and administrative expenses                 463,681         731,688
                                                   ------------    ------------
        Totals                                          662,779         928,354
                                                   ------------    ------------

Loss from operations                                   (537,829)       (745,356)

Other income (expense):
    Interest income                                         122
    Interest expense                                     (2,711)
                                                   ------------    ------------

Net loss                                           $   (540,418)   $   (745,356)
                                                   ============    ============

Basic net loss per share                           $       (.02)   $       (.04)
                                                   ============    ============

Basic weighted average common shares outstanding     32,746,014      20,804,945
                                                   ============    ============


See Notes to Condensed Consolidated Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

    Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                      Three Months Ended October 31, 2002
                                  (Unaudited)


                                                                      Common Stock
                                              ----------------------------------------------------------
                                                       Class A                     Series 1 Class B
                                              --------------------------       -------------------------     Additional
                                              Number of                        Number of                       Paid-in
                                                Shares         Amount            Shares        Amount          Capital
                                              ----------    ------------       ---------    ------------    ------------
Balance, August 1, 2002                       29,667,094    $        296       1,681,155    $         17    $ 37,697,274

Sales of common stock  pursuant to equity
   financing agreement, net of expenses
   of $60,000                                  4,259,639              43                                         989,957

Effects of issuance of common stock in
   exchange for services                         735,604               8                                         285,383

Options exercised                                 10,000                                                             500

Amortization of unearned compensation

Effects of conversion of Series 1 Class B
   common stock into Class A common stock        141,014               1        (141,014)             (1)

Net loss
                                              ----------    ------------       ---------    ------------    ------------

Balance, October 31, 2002                     34,813,351    $        348       1,540,141    $         16    $ 38,973,114
                                              ==========    ============       =========    ============    ============


                                                Unearned      Accumulated
                                              Compensation       Deficit          Total
                                              ------------    ------------    ------------
Balance, August 1, 2002                       $   (381,432)   $(38,560,123)   $ (1,243,968)

Sales of common stock  pursuant to equity
   financing agreement, net of expenses
   of $60,000                                                                      990,000

Effects of issuance of common stock in
   exchange for services                           (78,259)                        207,132

Options exercised                                                                      500

Amortization of unearned compensation              164,050                         164,050

Effects of conversion of Series 1 Class B common stock into Class A common stock

Net loss                                                          (540,418)       (540,418)
                                              ------------    ------------    ------------

Balance, October 31, 2002                     $   (295,641)   $(39,100,541)   $   (422,704)
                                              ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                  Three Months Ended October 31, 2002 and 2001
                                  (Unaudited)

                                                                    2002         2001
                                                                 ---------    ---------
Operating activities:
    Net loss                                                     $(540,418)   $(745,356)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Provision for doubtful accounts                              2,750
        Depreciation                                                 9,364        9,239
        Amortization of unearned compensation                      164,050      362,812
        Amortization of capitalized web site development costs                   43,958
        Effects of issuance of common stock and stock options
           in exchange for services                                207,132       24,000
        Changes in operating assets and liabilities:
           Accounts receivable                                      (5,715)     (44,165)
           Other current assets                                                  10,718
           Accounts payable and accrued expenses                  (305,701)     254,881
           Deferred revenues                                       (21,482)      14,374
                                                                 ---------    ---------
               Net cash used in operating activities              (490,020)     (69,539)
                                                                 ---------    ---------

Financing activities:
    Net proceeds from private placements of common stock           990,000       78,956
    Proceeds from exercise of stock options                            500
                                                                 ---------    ---------
               Net cash provided by financing activities           990,500       78,956
                                                                 ---------    ---------

Net increase in cash and cash equivalents                          500,480        9,417
Cash and cash equivalents, beginning of period                       7,107       13,438
                                                                 ---------    ---------

Cash and cash equivalents, end of period                         $ 507,587    $  22,855
                                                                 =========    =========


See Notes to Condensed Consolidated Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of October 31, 2002, their results of operations and cash flows for the three months ended October 31, 2002 and 2001 and their changes in stockholders' deficiency for the three months ended October 31, 2002. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2002 and for the years ended July 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2002 that was previously filed with the SEC.

         The results of the Company's operations for the three months ended October 31, 2002 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2002.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company had a working capital deficiency of $468,000 and a stockholders' deficiency of approximately $423,000 as of October 31, 2002. The Company only generated revenues of approximately $125,000 and $183,000 and it incurred net losses of approximately $540,000 and $745,000 during the three months ended October 31, 2002 and 2001, respectively. The Company's net losses include noncash charges for, among other things, the depreciation of equipment, the amortization of unearned compensation, the amortization of capitalized web site development costs and the issuance of common stock and stock options in exchange for services. Although the Company had net noncash charges totaling approximately $383,000 and $440,000 for the three months ended October 31, 2002 and 2001, respectively, it still had cash flow deficiencies from operating activities of approximately $490,000 and $70,000 for the three months ended October 31, 2002 and 2001, respectively. Management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of presentation (concluded):

         As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generates revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least October 31, 2003 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

         As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line, which became available in September 2002, is $10,000,000. As of October 31, 2002, the Company had received gross proceeds of $1,050,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases.

         Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least October 31, 2003. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 2 - Net earnings (loss) per share:

         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares of Class A common stock and Series 1 Class B common stock outstanding during each period (see Notes 1, 2 and 7 to the Audited Financial Statements). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

         As of September 30, 2002, there were options and warrants outstanding for the purchase of a total of 3,894,600 shares of Class A and Series 1 Class B common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the three months ended October 31, 2002 and 2001 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

Note 3 - Income taxes:

         As of October 31, 2002, the Company had net operating loss carryforwards of approximately $23,786,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2023.

         As of October 31, 2002, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                  Deferred revenues, net                           $     21,000
                  Unearned compensation                               2,135,000
                  Net operating loss carryforwards                    9,500,000
                                                                   ------------
                                                                     11,656,000
                  Less valuation allowance                          (11,656,000)
                                                                   ------------

                      Total                                        $       --
                                                                   ============

         Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2002.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 3 - Income taxes (concluded):

         The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2002. As a result of the increases in the valuation allowance of $3,000 and $297,000 during the three months ended October 31, 2002 and 2001, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.


Note 4 - Issuances of common stock and stock options:

         Equity financing agreement:

                  As further explained in Note 5 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the "2002 Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its Class A common stock from time to time at an aggregate purchase price of $10,000,000. The 2002 Equity Line became available on August 28, 2002 when a registration statement under the Securities Act of 1933 (the "Act") filed by the Company for the registration of the shares issuable to Cornell Capital became effective. The Company was required to issue 10,000 shares of its Class A common stock to placement agents as of the effective date as consideration for their services in connection with the 2002 Equity Line Agreement. The term of the 2002 Equity Line Agreement will extend for 24 months unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

                  The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the Class A common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the 2002 Equity Line is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 4 - Issuances of common stock and stock options (continued):

         Equity financing agreement (concluded):

                  During the three months ended October 31, 2002, Cornell Capital was required to pay $1,050,000 and it received 4,249,639 shares of Class A common stock and the Company received proceeds of $990,000 net of $60,000 of placement fees as a result of the exercise by the Company of put options pursuant to the 2002 Equity Line Agreement. The Company was also required to issue an additional 10,000 shares of Class A common stock to placement agents in connection with the sale of the shares. As of October 31, 2002, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,950,000 through August 28, 2004.

         Shares issued to pay salaries:

                  During the three months ended October 31, 2002, the Company agreed to issue a total of 635,604 shares of its Class A common stock with an aggregate fair value of $240,391 to pay salaries of which $207,132 was charged directly to expense and $33,259 was related to future services and was charged to prepaid expenses.

         Shares issued to consultants:

                  During the three months ended October 31, 2002, the Company issued a total of 100,000 shares of its Class A common stock with an aggregate fair value of $45,000 to pay for consulting services. The fair value of the shares was originally charged to unearned compensation and is being amortized to expense over the terms of the consulting agreements.

         Options and warrants issued for services:

                  As explained in Note 7 to the Audited Financial Statements, the Company has issued, from time to time, stock options and warrants for the purchase of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2 to the Audited Financial Statements, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 4 - Issuances of common stock and stock options (concluded):

         Options and warrants issued for services (concluded):

                  The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2002 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at October 31, 2002 and sets forth other related information:

                                                                          Number of Shares
                                                                         ---------------------
                                                                                      Series 1
                                                                         Class A       Class B
                                                                          Common       Common         Range of
                                                                           Stock        Stock          Prices
                                                                         ---------    --------      -------------
                  Options and warrants issued for services
                     outstanding, August 1, 2002 (A)                     3,940,054     164,546      $.001 - $6.00

                  Options cancelled                                       (200,000)                     $2.00
                  Options exercised (B)                                    (10,000)                      $.05
                                                                         ---------     -------

                  Options and warrants issued for services
                     outstanding, October 31, 2002 (C)(D)                3,730,054     164,546      $.001 - $6.00
                                                                         =========     =======      =============

                           (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense.

                           (B) During the three months ended October 31, 2002, the Company issued 10,000 shares of Class A common stock upon the exercise of options and received proceeds of $500.

                           (C) These options and warrants also include options for the purchase of 2,059,600 shares of, effectively, Class A common stock granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's Class A common stock. The number of shares of Class A common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

                           (D) These options and warrants will expire at various dates from July 2005 through March 2012.

                   JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 5 - Notes payable to officers:

         On April 1, 2001, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as amended on August 15, 2002, the notes will mature on the earlier of (i) January 31, 2003 or (ii) the effective date of a change in control of the Company, as defined.

Note 6 - Legal proceedings:

         The Company is involved in various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's consolidated financial statements in subsequent years.

Note 7 - Subsequent events:

         During the period from November 1, 2002 through December 5, 2002, Cornell Capital was required to pay $60,000 and it received 131,579 shares of Class A common stock and the Company received proceeds of $57,000 net of $3,000 of placement fees as a result of the exercise of a put option pursuant to the 2002 Equity Line Agreement (see Note 4 herein). In addition, the Company issued a total of 100,000 shares of Class A common stock, with a fair value of $74,000, to employees and consultants in exchange for services rendered or to be rendered.



                                     * * *

Item 2.  Management's Discussion and Analysis.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of July 31, 2002, as outlined in our previously filed Form 10-KSB, have been applied consistently for the three months ended October 31, 2002.

Related party transactions

On April 1, 2002 two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as amended on August 15, 2002, the notes will mature on the earlier of (i) January 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan.

Three months ended October 31, 2002 as compared to the three months ended October 31, 2001

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. During the three months ended October 31, 2002, subscription revenues decreased as compared to the three months ended October 31, 2001 with total subscription revenues for the comparable periods of approximately $125,000 and $183,000, respectively.

As explained above, in previous filings it was originally our intention to increase subscription revenues through international expansion and increased awareness of our U.S. web site. In addition, commensurate with the establishment of JAGfn Broadband L.L.C. ("JAGfn") , effective August 1, 2000 we began focusing much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would have provided our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would have been ancillary to our operations as a whole. However, during the year ended July 31, 2001 we halted our international expansion plans and did not receive any advertising income in connection with our real time streaming video programming. As a result of this change in focus we suffered a significant decrease in subscription revenues. We have once again re-focused our efforts on building the awareness of our JAGNotes product and our web site in an attempt to increase subscription revenues.

While our revenues do include revenues from other sources, such as advertising, these other revenues are not material to our operations as a whole. In addition, we did not generate any revenues from our subsidiary JAG Company Voice LLC ("Company Voice") during the three months ended October 31, 2002. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site. During the three months ended October 31, 2002, cost of revenues increased by approximately $21,000 to approximately $198,000 from approximately $177,000 during the three months ended October 31, 2001.

The primary cause for this increase results from an approximate $106,000 increase in consulting fees from approximately $62,000 during the three months ended October 31, 2001 to approximately $168,000 during the three months ended October 31, 2002. The charges for the three months ended October 31, 2002 and 2001 include non-cash charges of approximately $164,000 and $363,000, respectively, associated with the issuance of shares of our common stock in exchange for services rendered.

This increase was offset by a decrease of approximately $44,000 associated with the amortization of capitalized web site development costs during the three months ended October 31, 2002. Capitalized web site development costs were fully amortized/written off as of July 31, 2002 and, accordingly, we did not have a similar type charge during the three months ended October 31, 2002.

In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site decreased commensurate with our decrease in revenues.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the three months ended October 31, 2002, selling expenses decreased approximately $19,000 to approximately $1,000 from their level of approximately $20,000 during the three months ended October 31, 2001. This decrease results solely from our efforts to better contain costs.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $268,000 during the three months ended October 31, 2002 to approximately $464,000 from approximately $732,000 during the three months ended October 31, 2001.

The decrease in general and administrative expenses is primarily attributable to the following:

         o During the three months ended October 31, 2001, we recognized a charge of approximately $282,000 associated with the amortization of previously unearned compensation resulting from stock options granted to investment bankers during the year ended July 31, 2001 in exchange for exploring business expansion opportunities on our behalf.

         o During the three months ended October 31, 2001, we paid approximately $49,000 in settlement of liabilities incurred by JAGfn, a former subsidiary. As JAGfn was no longer in existence we had no recourse and, accordingly, wrote off such expenses as a bad debt expense.

These decreases were offset by an approximate $97,000 increase in payroll related expenses from approximately $203,000 during the three months ended October 31, 2001 to approximately $300,000 during the three months ended October 31, 2002. The increase results from the fact that our payroll during the three months ended October 31, 2002 was satisfied in part by the issuance of restricted shares of our common stock. The fair value of such shares exceeded the actual payroll liabilities.

The remainder of the decrease is attributable to our efforts to better contain costs.

Interest expense:

During the three months ended October 31, 2002, we incurred interest expense of approximately $2,700 associated with short-term loans from two officers.

Net loss:

Primarily as a result of the above, we had a net loss of approximately $540,000 during the three months ended October 31, 2002 as compared to a net loss of approximately $745,000 during the three months ended October 31, 2001.

Liquidity and Capital Resources:

We had a working capital deficiency of $468,000 and a stockholders' deficiency of approximately $423,000 as of October 31, 2002. We only generated revenues of approximately $125,000 and $183,000 and incurred net losses of approximately $540,000 and $745,000 during the three months ended October 31, 2002 and 2001, respectively. Our net losses include noncash charges for, among other things, the depreciation of equipment, the amortization of unearned compensation, the amortization of capitalized web site development costs and the issuance of common stock and stock options in exchange for services. Although we had net noncash charges totaling approximately $383,000 and $440,000 for the three months ended October 31, 2002 and 2001, respectively, we still had cash flow deficiencies from operating activities of approximately $490,000 and $70,000 for the three months ended October 31, 2002 and 2001, respectively. In addition, we believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2003. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least October 31, 2003 and that we will need to obtain additional equity or debt financing to sustain our operations until we can successfully market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our 2002 Equity Line Agreement described below or through other financing agreements to enable us to continue as a going concern through at least October 31, 2003. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $508,000 as of October 31, 2002 results primarily from sales of shares of our common stock pursuant to an equity line agreement described below.

On April 9, 2002, we entered into an equity line purchase agreement (the "2002 Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our Class A common stock from time to time at an aggregate purchase price of $10,000,000. The 2002 Equity Line Agreement became available to us on August 28, 2002, the date a registration statement under the Securities Act of 1933, as amended, filed by us for the registration of the shares issuable to Cornell Capital became effective, and will remain available for a period of 24 months thereafter unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000 and (ii) a requirement that at least five trading days must elapse before we can deliver a new put notice to Cornell Capital. We have issued 10,000 shares of our Class A common stock to a placement agent as of the effective date as consideration for their services in connection with the 2002 Equity Line Agreement.

During the three months ended October 31, 2002, Cornell Capital was required to pay $1,050,000 and it received 4,249,639 shares of Class A common stock and we received proceeds of $990,000 net of $60,000 of placement fees as a result of the exercise by us of put options pursuant to the 2002 Equity Line Agreement. As of October 31, 2002, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,950,000 through August 28, 2004.

During the three months ended October 31, 2002, options to purchase 10,000 shares of Class A common stock were exercised resulting in proceeds of $500.

On April 1, 2002, two of our executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as amended on August 15, 2002, the notes will mature on the earlier of (i) January 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan.

In addition, during the three months ended October 31, 2002, we issued 735,604 shares of Class A common stock with a fair value of $285,391 in exchange for services. During the period from November 1, 2002 through December 5, 2002, Cornell Capital was required to pay $60,000 and it received 131,579 shares of Class A common stock and we received proceeds of $57,000 net of $3,000 of placement fees as the result of the exercise of a put option pursuant to the 2002 Equity Line Agreement.

In addition, during the period from November 1, 2002 through December 5, 2002, we issued 100,000 shares of Class A common stock with a fair value of $74,000 to employees and consultants in exchange for services rendered or to be rendered.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of October 31, 2002 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended October 31, 2002 and 2001 or that they will have a significant effect at the time they become effective.

Item 3.  Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this quarterly report on Form 10-QSB as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are an effective means for timely communication of material information relating to us required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that they carried out their evaluation.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 20, 2002, JAG Media and its President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was recently removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action is proceeding in the federal district court. The court is currently entertaining several motions to dismiss made by various defendants. Briefing on those issues has commenced and a decision is expected sometime early next year. Additionally, the discovery process has begun, and the plaintiffs are currently pursuing document production.

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

There are no currently pending material lawsuits or similar administrative proceedings against JAG Media and, to the best of our knowledge, there is presently no basis for any other suit or proceeding.

Item 2.  Changes in Securities and Use of Proceeds.

As of April 9, 2002, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which we can put shares of our Class A common stock, which have been registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Westrock Advisors, Inc. a placement agent fee of 10,000 shares of its Class A common stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The registration statement covering the shares issuable to Cornell Capital and Westrock under the equity line was declared effective by the SEC on August 28, 2002.

During the fiscal quarter ended October 31, 2002, Cornell Capital was required to pay $1,050,000 and it received 4,250,639 shares of Class A common stock as a result of the exercise of put options under the equity line, and we received proceeds of $990,000, net of $52,500 of placement fees. The per share prices and the number of shares sold under the equity line during the period covered by this report are as follows:

--------------------------------------------------------------------------------
                     Fiscal Quarter Ended October 31, 2002
--------------------------------------------------------------------------------
Price Per Share                             Number of Shares Sold
--------------------------------------------------------------------------------
$0.33                                         758,576
$0.27                                       1,111,111
$0.21                                       2,380,952
--------------------------------------------------------------------------------
$0.27 (Average Price)                       4,250,639 (Total Shares Sold)
================================================================================

In addition, during the period from November 1, 2002 through December 5, 2002, we sold Cornell Capital 131,579 shares of Class A common stock under the equity line at a price per share of $0.456, and we received proceeds of $57,000, net of $3,000 of placement fees.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Pursuant to an amendment dated August 15, 2002 to the promissory note, dated April 1, 2002, issued by us to Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel, in the amount of $200,000, the maturity date of said note was extended from August 15, 2002 to the earlier of (i) January 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in the JAG Media Long-Term Incentive Plan, as amended to date. The note remains issued and outstanding as of the date of this filing.

Pursuant to an amendment dated August 15, 2002 to the promissory note, dated April 1, 2002, issued by us to Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer, in the amount of $200,000, the maturity date of said note was extended from August 15, 2002 to the earlier of (i) January 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in the JAG Media Long-Term Incentive Plan, as amended to date. The note remains issued and outstanding as of the date of this filing.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit No.       Description
-----------       -----------

99.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(b)      Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             JAG MEDIA HOLDINGS, INC.

Date: December 16, 2002                      By:  /s/ Gary Valinoti
                                                --------------------------------
                                                Name:  Gary Valinoti
                                                Title: President and Chief
                                                       Executive Officer


Date: December 16, 2002                      By:  /s/ Thomas J. Mazzarisi
                                                --------------------------------
                                                Name:  Thomas J. Mazzarisi
                                                Title: Executive Vice President,
                                                       Chief Financial Officer
                                                       and General Counsel

                                 CERTIFICATIONS
                                 --------------

         I, Gary Valinoti, Chief Executive Officer of JAG Media Holdings, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of JAG Media Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                                             /s/  Gary Valinoti
                                             -----------------------------------
                                             Name:  Gary Valinoti
                                             Title: Chief Executive Officer


         I, Thomas J. Mazzarisi, Chief Financial Officer of JAG Media Holdings, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of JAG Media Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                                             /s/ Thomas J. Mazzarisi
                                             -----------------------------------
                                             Name:  Thomas J. Mazzarisi
                                             Title: Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.       Description
-----------       -----------

99.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

                                                                    EXHIBIT 99.1
                                                                    ------------


                           Section 906 Certification
                                     by the
              Chief Executive Officer and Chief Financial Officer

         Each of Gary Valinoti, Chief Executive Officer, and Thomas J. Mazzarisi, Chief Financial Officer, of JAG Media Holdings, Inc., a Nevada corporation (the "Company") hereby certifies that, to his knowledge:

         (1) The Company's periodic report on Form 10-QSB for the period ended October 31, 2002 ("Form 10-QSB") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of the Company.

CHIEF EXECUTIVE OFFICER                      CHIEF FINANCIAL OFFICER


/s/Gary Valinoti                             /s/ Thomas J. Mazzarisi
-----------------------------------          -----------------------------------
Name: Gary Valinoti                          Name: Thomas J. Mazzarisi

Date: December 16, 2002                      Date: December 16, 2002