Form 10QSB
period 2003-01-31
JAG MEDIA HOLDINGS INC
filed 2003-03-17
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended January 31, 2003.
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

As of January 31, 2003, the Registrant had 38,034,110 shares of Class A Common Stock and 1,303,973 shares of Series 1 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                                      Page No.

Condensed Consolidated Balance Sheet at January 31, 2003 (Unaudited)     F-2

Condensed Consolidated Statements of Operations
Six and Three Months Ended January 31, 2003 and 2002 (Unaudited)         F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
(Deficiency)
Six Months Ended January 31, 2003 (Unaudited)                            F-4

Condensed Consolidated Statements of Cash Flows
Six Months Ended January 31, 2003 and 2002 (Unaudited)                   F-5

Notes to Condensed Consolidated Financial Statements                     F-6/12




                                      * * *

                    JAG Media Holdings, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2003
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                   $     910,937
    Accounts receivable, net of allowance for doubtful accounts
        of $7,500                                                      30,622
    Other current assets                                               84,785
                                                                -------------
           Total current assets                                     1,026,344

Equipment, net of accumulated depreciation of $133,745                 36,812
                                                                -------------

           Total                                                $   1,063,156
                                                                =============


                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                       $     163,838
    Deferred revenues                                                  72,834
    Notes payable to officers                                         400,000
                                                                -------------
           Total liabilities                                          636,672
                                                                -------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock; par value $.00001 per share; 15,000,000
        shares authorized; none issued                                     --
    Class A common stock, par value $.00001 per share;
        155,000,000 shares authorized; 38,034,110 shares
        issued and outstanding                                            380
    Class B common stock, par value $.00001 per share;
        30,000,000 shares authorized; 1,303,973 shares of
        Series 1 issued and outstanding                                    13
    Additional paid-in capital                                     40,404,495
    Unearned compensation                                            (218,424)
    Accumulated deficit                                           (39,759,980)
                                                                 ------------
           Total stockholders' equity                                 426,484
                                                                 ------------

           Total                                                 $  1,063,156
                                                                 ============




See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
        Six and Three Months Ended January 31, 2003 and 2002 (Unaudited)

                                                Six Months                  Three Months
                                             Ended January 31,             Ended January 31,
                                        ----------------------------    ----------------------
                                            2003           2002          2003         2002
                                        ------------   ------------    ---------  ------------
Revenues                                 $   240,955    $   402,225    $ 116,005   $   219,227
                                         -----------    -----------    ---------   -----------

Operating expenses:
    Cost of revenues                         428,121        666,437      229,936       489,303
    Selling expenses                           1,729         25,607          816         6,075
    General and administrative
        expenses                           1,007,567      1,672,541      543,886       940,853
    Write-off of capitalized web site
        development costs                                   263,754                    263,754
                                         -----------    -----------    ---------   -----------
          Totals                           1,437,417      2,628,339      774,638     1,699,985
                                         -----------    -----------    ---------   -----------

Loss from operations                      (1,196,462)    (2,226,114)    (658,633)   (1,480,758)

Other income (expense):
    Interest income                            2,029                       1,907
    Interest expense                          (5,424)                     (2,713)
                                         -----------    -----------    ---------   -----------


Net loss                                 $(1,199,857)   $(2,226,114)   $(659,439)  $(1,480,758)
                                         ===========    ===========    =========   ===========


Basic net loss per share                       $(.03)         $(.10)      $(.02)         $(.06)
                                               =====          =====       =====          =====


Basic weighted average common
    shares outstanding                    35,199,788     23,150,286   37,653,562    25,369,105
                                          ==========    ===========   ==========   ===========


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

          Condensed Consolidated Statement of Changes in Stockholders'
                              Equity (Deficiency)
                        Six Months Ended January 31, 2003
                                   (Unaudited)

                                           Common Stock
                           ------------------------------------------
                                   Class A           Series 1 Class B
                           --------------------     -----------------    Additional
                           Number of                Number of              Paid-in       Unearned      Accumulated
                            Shares       Amount      Shares    Amount      Capital      Compensation     Deficit           Total
                           ---------     ------     ---------  ------    ----------     -------------  -----------      -----------
Balance, August 1, 2002    29,667,094      $296     1,681,155     $17    $37,697,274     $(381,432)    $(38,560,123)    $(1,243,968)

Sales of common stock
  pursuant to equity
   financing agreement,
   net of expenses
   of $101,750              5,633,266        57                            1,783,193                                      1,783,250

Sales of common stock
   through private
   placement, net of
   expenses of $25,000      1,136,364        11                              474,989                                        475,000

Effects of issuance of
   common stock in
   exchange for services      900,604         9                              440,082      (212,259)                         227,832

Options exercised             319,600         3                                8,957                                          8,960

Amortization of unearned
   compensation                                                                            375,267                          375,267

Effects of conversion of
   Series 1 Class B
   common stock into Class
   A common stock             377,182         4      (377,182)     (4)

Net loss                                                                                                 (1,199,857)     (1,199,857)
                           ----------      ----     ---------     ---    -----------     ---------     ------------   -------------
Balance, January 31, 2003  38,034,110      $380     1,303,973     $13    $40,404,495     $(218,424)    $(39,759,980)  $     426,484
                           ==========      ====     =========     ===    ===========     =========     ============   =============


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended January 31, 2003 and 2002
                                   (Unaudited)

                                                                                             2003                  2002
                                                                                          -----------           -----------
OPERATING ACTIVITIES:
    Net loss                                                                              $(1,199,857)          $(2,226,114)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Provision for doubtful accounts                                                         2,750
        Depreciation                                                                           17,886                19,025
        Amortization of unearned compensation                                                 375,267               645,000
        Amortization of capitalized web site development costs                                                       87,917
        Write-off of capitalized web site development costs                                                         263,754
        Effects of issuance of common stock and stock options
           in exchange for services                                                           227,832               461,190
        Changes in operating assets and liabilities:
           Accounts receivable                                                                (14,047)              (29,891)
           Other current assets                                                               (38,550)              (16,450)
           Accounts payable and accrued expenses                                             (734,661)              178,597
           Deferred revenues                                                                                        (27,348)
                                                                                          -----------           -----------
               Net cash used in operating activities                                       (1,363,380)             (644,320)
                                                                                          -----------           -----------

FINANCING ACTIVITIES:
    Net proceeds from private placements of common stock                                    2,258,250               632,884
    Proceeds from exercise of stock options                                                     8,960                51,500
                                                                                          -----------           -----------
               Net cash provided by financing activities                                    2,267,210               684,384
                                                                                          -----------           -----------

Net increase in cash and cash equivalents                                                     903,830                40,064
Cash and cash equivalents, beginning of period                                                  7,107                13,438
                                                                                          -----------           -----------

Cash and cash equivalents, end of period                                                  $   910,937           $    53,502
                                                                                          ===========           ===========



See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of January 31, 2003, their results of operations for the six and three months ended January 31, 2003 and 2002, their changes in stockholders' equity (deficiency) for the six months ended January 31, 2003 and their cash flows for the six months ended January 31, 2003 and 2002. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2002 and for the years ended July 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2002 that was previously filed with the SEC.

                The results of the Company's operations for the six months ended January 31, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2003.

                The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $241,000 and $402,000 and it incurred net losses of approximately $1,200,000 and $2,226,000 during the six months ended January 31, 2003 and 2002, respectively. The Company's net losses include noncash charges for, among other things, the depreciation of equipment, the amortization of unearned compensation, the amortization and write-off of capitalized web site development costs and the issuance of common stock and stock options in exchange for services. Although the Company had net noncash charges totaling approximately $624,000 and $1,477,000 for the six months ended January 31, 2003 and 2002, respectively, it still had cash flow deficiencies from operating activities of approximately $1,363,000 and $644,000 for the six months ended January 31, 2003 and 2002, respectively. Management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least January 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation (concluded):
                As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generates revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least January 31, 2004 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                During the six months ended January 31, 2003, the Company received net proceeds of $475,000 from the sale of shares of its common stock through a private placement.

                As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line, which became available in September 2002, is $10,000,000. As of January 31, 2003, the Company had received gross proceeds of $1,885,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases.

                Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least January 31, 2004. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

                As of January 31, 2003, there were options and warrants outstanding for the purchase of a total of 3,585,000 shares of Class A and Series 1 Class B common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the six and three months ended January 31, 2003 and 2002 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.


Note 3 - Income taxes:
                As of January 31, 2003, the Company had net operating loss carryforwards of approximately $24,274,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2023.

                As of January 31, 2003, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                        $      17,000
                    Unearned compensation                             2,123,000
                    Net operating loss carryforwards                  9,695,000
                                                                  -------------
                                                                     11,835,000
                    Less valuation allowance                        (11,835,000)
                                                                  -------------
                        Total                                     $          --
                                                                  =============

                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2003.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Income taxes (concluded):
                The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2002. As a result of the increases in the valuation allowance of $182,000 and $179,000 during the six and three months ended January 31, 2003, respectively, and the decreases in the valuation allowance of $3,488,000 and $3,785,000 during the six and three months ended January 31, 2002, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                Although the Company had a net loss for the six and three months ended January 31, 2002, net deferred tax assets and the offsetting valuation allowance decreased during those periods primarily as a result of the cancellation of unexercised options and warrants and the related reduction in temporary differences attributable to the amounts of unearned compensation recorded for financial statement and tax purposes.


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

                    During the six months ended January 31, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,633,266 shares of Class A common stock and the Company received proceeds of $1,783,250 net of $101,750 of placement fees as a result of the exercise by the Company of put options pursuant to the 2002 Equity Line Agreement. The Company was also required to issue an additional 10,000 shares of Class A common stock to placement agents in connection with the sale of the shares. As of January 31, 2003, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,115,000 through August 28, 2004.

                Shares sold through private placement:
                    On December 10, 2002, the Company sold 1,136,364 shares of its Class A common stock through a private placement intended to be exempt from registration under the Act, and it received proceeds of $475,000, net of a $25,000 placement fee.

                Shares issued to pay salaries:
                    During the six months ended January 31, 2003, the Company agreed to issue a total of 650,604 shares of its Class A common stock with an aggregate fair value of $261,091 to pay salaries.

                Shares issued to consultants:
                    During the six months ended January 31, 2003, the Company issued a total of 250,000 shares of its Class A common stock with an aggregate fair value of $179,000 to pay for consulting services. The fair value of the shares was originally charged to unearned compensation and is being amortized to expense over the terms of the consulting agreements.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Issuances of common stock and stock options (continued):
                Options and warrants issued for services (concluded):
                    As explained in Note 7 to the Audited Financial Statements, the Company has issued, from time to time, stock options and warrants for the purchase of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2 to the Audited Financial Statements, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                    The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2002 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at January 31, 2003 and sets forth other related information:

                                                           Number of Shares
                                                       -----------------------
                                                                      Series 1
                                                        Class A        Class B
                                                         Common        Common        Range of
                                                         Stock         Stock          Prices
                                                       ---------     ---------      ----------
Options and warrants issued for services
   outstanding, August 1, 2002 (A)                     3,940,054     164,546      $.001 - $6.00

Options cancelled                                       (200,000)                      $2.00
Options exercised (B)                                   (319,600)                   $.02 - .05
                                                       ---------     -------
Options and warrants issued for services
   outstanding, January 31, 2003 (C)(D)                3,420,454     164,546      $.001 - $6.00
                                                       ---------     -------      -------------

                    (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense.

                    (B) During the six months ended January 31, 2003, the
                        Company issued 319,600 shares of Class A common stock upon the exercise of options and received proceeds of $8,960.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Issuances of common stock and stock options (concluded):
                Options and warrants issued for services:
                    (C) These options and warrants also include options for the purchase of 1,750,000 shares of, effectively, Class A common stock granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's Class A common stock. The number of shares of Class A common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

                    (D) These options and warrants will expire at various dates from July 2005 through March 2012.

Note 5 - Notes payable to officers:
                On April 1, 2001, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as last amended on January 31, 2003, the notes will mature on the earlier of (i) March 31, 2003 or (ii) the effective date of a change in control of the Company, as defined.

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

The accounting policies and estimates used as of July 31, 2002, as outlined in our previously filed Form 10-KSB, have been applied consistently for the six and three months ended January 31, 2003.

Related party transactions

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as last amended, on January 31, 2003, the notes will mature on the earlier of (i) March 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan.

Six months ended January 31, 2003 as compared to the six months ended January 31, 2002

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. During the six months ended January 31, 2003, subscription revenues decreased as compared to the six months ended January 31, 2002 with total subscription revenues for the comparable periods of approximately $241,000 and $402,000, respectively.

As explained above, in previous filings it was originally our intention to increase subscription revenues through international expansion and increased awareness of our U.S. web site. In addition, commensurate with the establishment of JAGfn Broadband L.L.C. ("JAGfn"), effective August 1, 2000 we began focusing much of our efforts on the establishment of our webcasting or real time streaming video programming through our web site. It was our hope that this additional service would have provided our primary source of revenues in the form of advertising income on a going forward basis and that subscription income would have been ancillary to our operations as a whole. However, during the year ended July 31, 2001, we halted our international expansion plans and did not receive any advertising income in connection with our real time streaming video programming. As a result of this change in focus, we suffered a significant decrease in subscription revenues. We have once again re-focused our efforts on building the awareness of our JAGNotes product and our web site in an attempt to increase subscription revenues.

While our revenues do include revenues from other sources, such as advertising, these other revenues are not material to our operations as a whole. In addition, we did not generate any significant revenues from our subsidiary JAG Company Voice LLC ("Company Voice") during the six months ended January 31, 2003. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site. During the six months ended January 31, 2003, cost of revenues decreased by approximately $238,000 to approximately $428,000 from approximately $666,000 during the six months ended January 31, 2002.

During the six months ended January 31, 2002, consulting fees were approximately $414,000 as compared to approximately $373,000 for the six months ended January 31, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation of approximately $320,000 and $342,000 for the six months ended January 31, 2002 and 2003, respectively. The decrease in consulting fees is commensurate with the expiration of consulting contracts associated with commentators for our JagNotes web site offset by new consulting agreements associated with the anticipated launch of the Company Voice.

Costs associated with the maintenance and amortization of our web site decreased by approximately $166,000 from $180,000 for the six months ended January 31, 2002 to approximately $14,000 for the six months ended January 31, 2003. The decrease results primarily from the fact that capitalized web site development costs were fully amortized or written off as of July 31, 2002 and, accordingly, we did not have a similar type charge during the six months ended January 31, 2003.

In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site decreased commensurate with our decrease in revenues.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the six months ended January 31, 2003, selling expenses decreased approximately $24,000 to approximately $2,000 from their level of approximately $26,000 during the six months ended January 31, 2002. This decrease results solely from our efforts to better contain costs.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $665,000 during the six months ended January 31, 2003 to approximately $1,008,000 from approximately $1,673,000 during the six months ended January 31, 2002.

The decrease in general and administrative expenses is primarily attributable to the fact that during the six months ended January 31, 2002 we recognized a charge of approximately $565,000 associated with the amortization of previously unearned compensation resulting from stock options granted to investment bankers during the year ended July 31, 2001 in exchange for exploring business expansion opportunities on our behalf.

The remainder of the decrease is attributable to our efforts to better contain costs.

Write-off of capitalized web site development costs:

During the six months ended January 31, 2002, we recognized a charge of approximately $264,000 associated with the write-off of our capitalized web site development costs. Our web site was redesigned during 2001 to accommodate our webcast. As a result of the sale of JAGfn, and the fact that we continue to incur net operating losses, the carrying value of the capitalized web site costs was deemed to be impaired under U.S. accounting principles.

Net loss:

Primarily as a result of the above, we had a net loss of approximately $1,200,000 during the six months ended January 31, 2003 as compared to a net loss of approximately $2,226,000 during the six months ended January 31, 2002.

Three months ended January 31, 2003 as compared to the three months ended January 31, 2002

Revenues:

During the three months ended January 31, 2003, subscription revenues decreased as compared to the three months ended January 31, 2002 with total subscription revenues for the comparable periods of approximately $116,000 and $219,000, respectively.

As explained above, during the year ended July 31, 2001, we halted our international expansion plans and did not receive any advertising income in connection with our real time streaming video programming. As a result, we suffered a significant decrease in subscription revenues. We have once again re-focused our efforts on building the awareness of our JAGNotes product and our web site in an attempt to increase subscription revenues.

While our revenues do include revenues from other sources, such as advertising, these other revenues are not material to our operations as a whole. In addition, we did not generate any significant revenues from our subsidiary Company Voice during the three months ended January 31, 2003.

Cost of revenues:

During the three months ended January 31, 2003, cost of revenues decreased by approximately $259,000 to approximately $230,000 from approximately $489,000 during the three months ended January 31, 2002.

During the three months ended January 31, 2002, consulting fees were approximately $352,000 as compared to approximately $205,000 for the three months ended January 31, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation of approximately $46,000 and $178,000 for the three months ended January 31, 2002 and 2003, respectively. The decrease in consulting fees is commensurate with the expiration of consulting contracts associated with commentators for our JagNotes web site offset by new consulting agreements associated with the anticipated launch of the Company Voice.

Costs associated with the maintenance and amortization of our web site decreased by approximately $35,000 from $41,000 for the three months ended January 31, 2002 to approximately $6,000 for the six months ended January 31, 2002. The decrease results primarily from the fact that capitalized web site development costs were fully amortized or written off as of July 31, 2002 and, accordingly, we did not have a similar type charge during the three months ended January 31, 2003.

In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site decreased commensurate with our decrease in revenues.

Selling expenses:

During the three months ended January 31, 2003, selling expenses decreased approximately $5,000 to approximately $1,000 from their level of approximately $6,000 during the three months ended January 31, 2002. This decrease results solely from our efforts to better contain costs.

General and administrative expenses:

General and administrative expenses decreased approximately $397,000 during the three months ended January 31, 2003 to approximately $544,000 from approximately $941,000 during the three months ended January 31, 2002.

The decrease in general and administrative expenses is primarily attributable to the fact that during the three months ended January 31, 2002 we recognized a charge of approximately $282,000 associated with the amortization of previously unearned compensation resulting from stock options granted to investment bankers during the year ended July 31, 2001 in exchange for exploring business expansion opportunities on our behalf.

The remainder of the decrease is attributable to our efforts to better contain costs.

Write-off of capitalized web site development costs:

During the three months ended January 31, 2002, we recognized a charge of approximately $264,000 associated with the write-off of our capitalized web site development costs. Our web site was redesigned during 2001 to accommodate our webcast as explained above.

Net loss:

Primarily as a result of the above, we had a net loss of approximately $659,000 during the three months ended January 31, 2003 as compared to a net loss of approximately $1,481,000 during the three months ended January 31, 2002.

Liquidity and Capital Resources:

We only generated revenues of approximately $241,000 and $402,000 and incurred net losses of approximately $1,200,000 and $2,226,000 during the six months ended January 31, 2003 and 2002, respectively. Our net losses include noncash charges for, among other things, the depreciation of equipment, the amortization of unearned compensation, the amortization of capitalized web site development costs and the issuance of common stock and stock options in exchange for services. Although we had net noncash charges totaling approximately $624,000 and $1,477,000 for the six months ended January 31, 2003 and 2002, respectively, we still had cash flow deficiencies from operating activities of approximately $1,363,000 and $644,000 for the six months ended January 31, 2003 and 2002, respectively. In addition, we believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least January 31, 2004. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least January 31, 2004 and that we will need to obtain additional equity or debt financing to sustain our operations until we can successfully market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our 2002 Equity Line Agreement described below or through other financing agreements to enable us to continue as a going concern through at least January 31, 2004. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

In connection with such possible restructuring, on February 14, 2003, we issued a press release announcing that the Company had entered into a Letter of Intent, dated February 14, 2003 (the "Letter of Intent"), to acquire OIL@WORK Group, Inc., a privately held Delaware corporation based in Dallas, Texas ("OIL@WORK"). OIL@WORK has invested $4,000,000 over the last three years to reengineer a traditional, but upscale, "concierge" auto repair service as a communications-based auto maintenance business.

Through its BOS Intelligent Technology subsidiary, OIL@WORK is developing a technology platform that permits remote activities such as customer reminders of upcoming service events, in-vehicle communication directly with drivers, remote vehicle diagnostics, online service histories for all customer vehicles, Global Positioning Satellite (GPS) technology to track and direct field technicians efficiently, bar code scanning for efficient management of parts inventories and Web streaming video of field and garage services permitting customers to see their repairs being made. OIL@WORK is applying its new technology to the auto "concierge" service it provides to tenants of office buildings. Its service allows owners to have their automobiles serviced while they are at work without having to use their own free time or valuable business hours.

The Letter of Intent contemplates that OIL@WORK, the Company and a newly formed wholly owned subsidiary of the Company will enter into an acquisition agreement pursuant to which the merger subsidiary would merge with and into OIL@WORK with OIL@WORK as the surviving corporation. At the effective time of the merger, all issued and outstanding shares of OIL@WORK would be converted into the right to receive an aggregate number of shares of the Company's Class A common stock, which upon issuance would represent 50.1% of the Company's outstanding capital stock on a fully diluted basis. Consummation of the merger is subject to several significant conditions, including, among others, (i) satisfactory completion of due diligence, (ii) Board approval and, in the case of OIL@WORK, requisite stockholder approval, (iii) the execution of definitive documentation, (iv) the condition that OIL@WORK improve its net equity position by $3.0 million prior to the merger and (v) various other customary conditions. Accordingly, there is no assurance that the definitive documentation called for in such letter of intent will ever be executed, or if executed, that the proposed transaction will be consummated.

In connection with the proposed OIL@WORK transaction, we also announced our intention to declare and set a record date for a special stock dividend to our pre-merger stockholders, which will be payable as soon as possible after the merger is complete. To effect such dividend, we intend to designate a new series of Class B common stock which will be distributed by dividend to our stockholders of record as of the close of business on the stated record date in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. Such shares of Series 2 Class B common stock would be redeemable, which redemption by us shall be mandatory to the fullest extent permitted by law within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The stock dividend is intended to insure that the principal benefits of our pending lawsuit accrue to our pre-merger investors.

Our cash and cash equivalent position of approximately $911,000 as of January 31, 2003 results primarily from sales of shares of our common stock pursuant to an equity line agreement and to a private placement completed during the six months ended January 31, 2003 described below.

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

During the six months ended January 31, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,633,266 shares of Class A common stock and we received proceeds of $1,783,250 net of $101,750 of placement fees as a result of the exercise by us of put options pursuant to the 2002 Equity Line Agreement. As of January 31, 2003, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,115,000 through August 28, 2004.

During our last fiscal quarter we thought it would be prudent to diversify our source of financing beyond our current private equity line. On December 10, 2002, we sold 1,136,364 shares of Class A common stock through a private placement and received proceeds of $475,000 net of a $25,000 placement fee.

During the six months ended January 31, 2003, options to purchase 319,600 shares of Class A common stock were exercised resulting in proceeds of $8,960.

On April 1, 2002, two of our executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as last amended on January 31, 2003, the notes will mature on the earlier of (i) March 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan.

In addition, during the six months ended January 31, 2003, we issued 900,604 shares of Class A common stock with a fair value of $440,091 in exchange for services.

During the six months ended January 31, 2003, we used cash of approximately $1,363,000 in our operations of which approximately $735,000 was used to reduce accounts payable and accrued expenses.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of January 31, 2003 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended January 31, 2003 and 2002 or that they will have a significant effect at the time they become effective.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

On June 20, 2002, JAG Media Holdings, Inc. (referred to herein as "we", "JAG Media" or the "Company") and its President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was recently removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action is proceeding in the federal district court. The court is currently entertaining several motions to dismiss made by various defendants. Briefing on those issues has commenced. Additionally, the discovery process has begun, and the plaintiffs are currently pursuing document production.

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

Item 2. Changes in Securities and Use of Proceeds.

Equity Line.

As of April 9, 2002, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which we can put shares of our Class A Common Stock, par value $0.00001 per share ("Class A Common Stock"), which have been registered with the U.S. Securities and Exchange Commission (the "SEC"), from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Westrock Advisors, Inc. a placement agent fee of 10,000 shares of our Class A Common Stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The registration statement covering the shares issuable to Cornell Capital and Westrock under the equity line was declared effective by the SEC on August 28, 2002.

During the period from November 1, 2002 through January 31, 2003, we sold Cornell Capital 131,579, 939,850 and 302,198 shares of Class A Common Stock under the equity line at prices per share of $0.456, $0.532 and $0.91, respectively, and we received total proceeds of $793,250, net of $41,750 of placement fees.

Bay Point Private Placement.

Pursuant to a Subscription Agreement, dated as of December 10, 2002, Bay Point Investment Partners LLC ("Bay Point") purchased 1,136,364 shares of our Class A Common Stock at a price per share of $0.44 for a total consideration of $500,000. The purchase price represented a 30% discount to the closing bid price of our Class A Common Stock on December 9, 2002. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The registration statement covering the resale of shares issued to Bay Point was declared effective by the SEC on March 14, 2003.

In connection with the private placement, we paid a placement agent fee equal to 5% of the gross proceeds received from Bay Point, or $25,000, to RMC 1 Capital Markets, Inc.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about January 7, 2003, JAG Media mailed a Proxy Statement to shareholders in connection with its annual meeting (the "Annual Meeting") which was held on January 31, 2003 in Conference Room 39D-1 located on the 39th Floor of 101 Park Avenue in New York City in the law offices of Morgan, Lewis & Bockius LLP. The following matters were voted upon and approved at the Annual Meeting: (a) election of Gary Valinoti, Thomas J. Mazzarisi and Stephen J. Schoepfer to serve as the directors of the Company for the ensuing year; (b) the ratification of the selection of J.H. Cohn LLP as the Company's independent accountants for 2002; and (c) the proposal to authorize our Board of Directors to implement "custody only" trading of the Company's Class A Common Stock.

As of January 2, 2003, the record date established by our Board of Directors for the Annual Meeting, there were 37,092,712 shares of the Company's Class A Common Stock, and 1,430,301 shares of Series 1 Class B Common Stock, par value $0.00001 per share ("Series 1 Class B Common Stock"), outstanding, the holders of which were entitled to vote at the Annual Meeting. The holders of 36,940,308 shares of Class A Common Stock and Series 1 Class B Common Stock, or more than a majority of Class A Common Stock and Series 1 Class B Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or represented by proxy at the Annual Meeting. The holders of 36,936,461 shares of Class A Common Stock and Series 1 Class B Common Stock voted for the election of the directors named in the Proxy Statement and the holders of 3,847 shares of Class A Common Stock and Series 1 Class B Common Stock withheld their vote for the nominated directors. No other directors were nominated by the shareholders. The holders of 36,532,495 shares of Class A Common Stock and Series 1 Class B Common Stock voted for the approval of the selection of J.H. Cohn LLP as the Company's independent public accountants, and the holders of 167,523 shares of Class A Common Stock and Series 1 Class B Common Stock voted against approval. Lastly, the holders of 21,893,153 shares of Class A Common Stock and Series 1 Class B Common Stock voted in favor of the Board of Directors implementing "custody only" trading of the Company's shares and the holders of 375,278 shares of Class A Common Stock and Series 1 Class B Common Stock voted against such proposal.

Item 5. Other Information.

Amendments to Promissory Notes.

Pursuant to an amendment dated January 31, 2003 to the promissory note, dated April 1, 2002, issued by us to Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel, in the amount of $200,000, the maturity date of said note was extended from January 31, 2003 to the earlier of (i) March 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in the JAG Media Long-Term Incentive Plan, as amended to date. The note remains issued and outstanding as of the date of this filing.

Pursuant to an amendment dated January 31, 2003 to the promissory note, dated April 1, 2002, issued by us to Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer, in the amount of $200,000, the maturity date of said note was extended from January 31, 2003 to the earlier of (i) March 31, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in the JAG Media Long-Term Incentive Plan, as amended to date. The note remains issued and outstanding as of the date of this filing.

Custody Only Trading.

In the proxy statement for our Annual Meeting which was mailed to our stockholders on or about January 7, 2003, the Board of Directors of JAG Media announced that it was considering implementing "custody only" trading of the Class A Common Stock as a possible mechanism to protect our stockholders against naked short selling of the Class A Common Stock. Naked short selling occurs when a broker permits its customer to sell shares it does not own and has not borrowed, so it cannot deliver the shares sold to the purchaser. This procedure is one way to help ensure that short sellers deliver the shares they sell to their purchasers. In a press release dated January 24, 2003, we announced that our Board of Directors had decided to amend our By-Laws to adopt custody only trading. As of that date in excess of 21,000,000 shares (representing in excess of 98% of the votes cast on the matter) had been voted in favor of the custody only trading proposal contained in our proxy statement.

Our management subsequently reviewed the guidance statement of the Depository Trust Company ("DTC") issued on January 28, 2003 to all DTC participants which stated that issuers do not have the right to remove their securities from the DTC system. We then retained counsel to assist us in assessing our options in light of the guidance statement.

We have not yet determined what further steps to take, if any, in implementing custody only trading.

Acquisition of OIL@WORK.

On February 14, 2003, we issued a press release announcing that the Company had entered into a Letter of Intent, dated February 14, 2003 (the "Letter of Intent"), to acquire OIL@WORK Group, Inc., a privately held Delaware corporation based in Dallas, Texas ("OIL@WORK").

Background Information Regarding OIL@WORK:

OIL@WORK has invested $4,000,000 over the last three years to reengineer a traditional, but upscale, "concierge" auto repair service as a communications-based auto maintenance business.

Through its BOS Intelligent Technology subsidiary, OIL@WORK is developing a technology platform that, when implemented, will enable it to remotely connect to both its customers and its workforce. The platform permits remote activities such as customer reminders of upcoming service events, in-vehicle communication directly with drivers, remote vehicle diagnostics, online service histories for all customer vehicles, Global Positioning Satellite (GPS) technology to track and direct field technicians efficiently, bar code scanning for efficient management of parts inventories and Web streaming video of field and garage services permitting customers to see their repairs being made. This technology platform would provide OIL@WORK both the opportunity to manage its business more cost effectively and to provide levels of customer service above the industry standard. OIL@WORK is also examining the potential for marketing its technology platform to other automotive "after-sales" service providers.

OIL@WORK is applying its new technology to the auto "concierge" service it provides to tenants of office buildings. Its service allows owners to have their automobiles serviced while they are at work without having to use their own free time or valuable business hours. OIL@WORK is currently offering its services at 34 buildings in the Dallas/Fort Worth area. In 2002, OIL@WORK generated gross revenues of $368,000 from the pilot services it performed in conjunction with carrying out its research and development activities.

Structure of Transaction:

The Letter of Intent contemplates that OIL@WORK, the Company and a newly formed wholly owned subsidiary of the Company ("Merger Sub") will enter into an acquisition agreement pursuant to which Merger Sub would merge into OIL@WORK with OIL@WORK as the surviving corporation (the "Merger"). At the effective time of the Merger (the "Effective Time"), all issued and outstanding shares of OIL@WORK would be converted into the right to receive an aggregate number of shares of the Company's Class A Common Stock, which upon issuance would represent 50.1% of the Company's outstanding capital stock on a fully diluted basis (the "New JAG Shares").

Consummation of the Merger would be subject to the satisfaction of various customary conditions as well as the condition that OIL@WORK improve its net equity position by $3.0 million prior to the Effective Time. The Company's current subsidiaries, JAG Media LLC and JAG Company Voice LLC, will continue to operate as subsidiaries of the Company following the Merger.

Post-Closing Actions:

At the closing of the proposed transaction, it is anticipated that the Company will exercise its right to terminate its $10,000,000 equity line with Cornell Capital Partners LP. In addition, Messrs. Gary Valinoti, Stephen J. Schoepfer and Thomas J. Mazzarisi (collectively, the "Management Stockholders") would resign from their positions as executive officers and directors of the Company at the Effective Time, but would continue to be involved as consultants or employees to the Company's JAG Media LLC or JAG Company Voice LLC subsidiaries for varying periods of time as yet undetermined. The former OIL@WORK stockholders (the "OAW Stockholders") together with the Management Stockholders would then vote their shares of the Company, representing a majority of all outstanding shares of the Company, in favor of (a) an amendment to the Company's Articles of Incorporation to effect a name change to better reflect the overall business in which the Company expects to engage following the acquisition of OIL@WORK; (b) an amendment to the bylaws of the Company providing (inter alia) for an increase in the number of members that constitute the Board of Directors from three to seven; and (c) the election of up to seven new OIL@WORK nominees to the Board of Directors. The transaction with OIL@WORK would trigger the change-in-control provisions in the existing employment agreements of the Management Stockholders, resulting in the issuance to each Management Stockholder of new options to acquire 1,000,000 shares of Class A Common Stock at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change-in-control, which options would be fully vested and immediately exercisable in full and expire on the earlier of ten years from such change-in-control and three years after termination of employment. In addition, upon resignation from their positions as officers of the Company at the Effective Time, the Management Stockholders would be entitled to severance payments equal to the remaining compensation due to them under their respective employment agreements with the Company. Any shares in the Company received by the Management Stockholders pursuant to the foregoing, together with any other such shares held by them, would be subject to the lock-up provision described in the fourth bullet point below.

Lock-Up Provisions:

As part of the transaction, the OAW Stockholders and Management Stockholders have agreed to the following post-Merger lock-up provisions:

o Each OAW Stockholder who is also an officer of OIL@WORK (each an "OAW Officer") will agree not to sell more than five percent (5%) of his New JAG Shares during the first calendar year following the closing. Each OAW Officer will be permitted to sell an additional ten percent (10%) of his New JAG Shares during the one-year period commencing on the first anniversary of the closing. The remaining eighty-five percent (85%) of his New JAG Shares may be sold at any time following the second anniversary of the closing.

o Each OAW Stockholder who (i) is not an OAW Officer and (ii) did not invest in OIL@WORK just prior to the Merger will agree to not sell more than seven and one-half percent (7.5%) of his New JAG Shares during the first calendar year following the closing. Such stockholder will be permitted to sell an additional fifteen percent (15%) of his New JAG Shares during the one-year period commencing on the first anniversary of the closing. The remaining seventy-seven and one-half percent (77.5%) of his New JAG Shares may be sold at any time following the second anniversary of the closing.

o Each OAW Stockholder who (i) is not an OAW Officer and (ii) invested in OIL@WORK just prior to the Merger, will agree to not sell more than ten percent (10%) of his New JAG Shares during the first calendar year following the closing. Such stockholder will be permitted to sell an additional twenty-five percent (25%) of his New JAG Shares during the one-year period commencing on the first anniversary of the closing. The remaining sixty-five percent (65%) of his New JAG Shares may be sold at any time following the second anniversary of the closing.

o Each Management Stockholder will agree to not sell 50% of his shares for a period of one calendar year following the closing. Each Management Stockholder will be permitted to sell an additional twenty-five percent (25%) of his shares during the one-year period commencing on the first anniversary of the closing. The remaining twenty-five percent (25%) of his shares may be sold at any time following the second anniversary of the closing.

In addition, each OAW Stockholder and each Management Stockholder for so long as he continues as an employee or consultant of the Company following the Effective Time, would invest under a new Employee Stock Purchase Plan an amount from time to time which is the equivalent of ten percent (10%) of any proceeds (net of taxes) received by such person from the sale of any shares which are effected at a price per share in excess of $5.00. Under the terms of the Employee Stock Purchase Plan, such investment shall be made at a ten percent (10%) discount to the then current fair market value of the Class A Common Stock.

Except for certain specified provisions, the Letter of Intent is non-binding. There is no assurance that the definitive documentation called for in the Letter of Intent will ever be executed, or if executed, that the proposed transaction between the Company and OIL@WORK will be consummated.

Stock Dividend:

In connection with the proposed OIL@WORK transaction, we also announced our intention to declare and set a record date for a special stock dividend to our pre-Merger stockholders which will be payable as soon as possible after the Merger is complete.. To effect such dividend, we intend to file a Certificate of Designation with the Secretary of State of the State of Nevada which designates a new series of Class B common stock, par value $0.00001 per share ("Series 2 Class B Common Stock"), of the Company which will be distributed by dividend to the our stockholders of record as of the close of business on the stated record date in the ratio of one share of Series 2 Class B Common Stock for every 100 shares of Class A Common Stock. Such shares of Series 2 Class B Common Stock would be non-voting, have dividend and liquidation rights equal to the Class A Common Stock and be redeemable, which redemption by the Company shall be mandatory to the fullest extent permitted by law within six months following final resolution of the Company's pending lawsuit in Texas federal court against various brokerage firms at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The shares of Series 2 Class B Common Stock will not have a CUSIP number. Certificates for such shares will specify the beneficial owner of such shares and will be mailed to such beneficial owner. Accordingly, the stock dividend is expected to inhibit short selling of our shares unless the sellers are able to deliver the shares they sell as the stock dividend will only be payable to actual stockholders as of the record date for the dividend.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.  Description
-----------  -----------

3.1          Amendment to Bylaws of Registrant (1)

4.1 Amendment, dated January 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.
             (3)

4.2 Amendment, dated January 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.
             (3)

99.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

99.2 Letter of Intent, dated February 14, 2003, between the Registrant, OIL@WORK Group, Inc. and certain stockholders of OIL@WORK Group, Inc. (2)

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2003.

(2) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2003.

(3) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on February 24, 2003.


(b)          Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended January 31, 2003:

o Current Report on Form 8-K filed with the Commission on November 26, 2002, attaching a press release which announced the Company's consideration of a "custody only" trading policy.

o Current Report on Form 8-K filed with the Commission on January 27, 2003, attaching (i) a press release which announced the adoption by Board of Directors of a "custody only" trading policy and (ii) an amendment to the corporate bylaws reflecting such policy.

o Current Report on Form 8-K filed with the Commission on January 30, 2003, attaching a press release which announced an update regarding the status of implementing a "custody only" trading policy.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JAG MEDIA HOLDINGS, INC.

Date: March 17, 2003           By:  /s/ Gary Valinoti
                                  -------------------
                                   Name:  Gary Valinoti
                                   Title: President and Chief Executive Officer


Date: March 17, 2003           By:  /s/ Thomas J. Mazzarisi
                                  -------------------------
                                   Name: Thomas J. Mazzarisi
                                   Title: Executive Vice President,
                                   Chief Financial Officer and
                                   General Counsel

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

Date: March 17, 2003


                                    /s/  Gary Valinoti
                                    --------------------
                                    Name: Gary Valinoti
                                    Title: Chief Executive Officer

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

Date: March 17, 2003


                                    /s/ Thomas J. Mazzarisi
                                    ------------------------
                                    Name: Thomas J. Mazzarisi
                                    Title: Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

99.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.