Form 10QSB
period 2003-04-30
JAG MEDIA HOLDINGS INC
filed 2003-06-16
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For Quarterly Period Ended April 30, 2003.
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

                       Yes |X|                    No |_|


As of April 30, 2003, the Registrant had 38,703,102 shares of Class A Common Stock, 1,129,981 shares of Series 1 Class B Common Stock and 380,829 shares of Series 2 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                    JAG Media Holdings, Inc. and Subsidiaries


                                                                                PAGE
                                                                                ----

        Condensed Consolidated Balance Sheet at April 30, 2003 (Unaudited)       F-2

        Condensed Consolidated Statements of Operations
            Nine and Three Months Ended April 30, 2003 and 2002 (Unaudited)      F-3

        Condensed Consolidated Statement of Changes in Stockholders'
        Deficiency
            Nine Months Ended April 30, 2003 (Unaudited)                         F-4

        Condensed Consolidated Statements of Cash Flows
            Nine Months Ended April 30, 2003 and 2002 (Unaudited)                F-5

        Notes to Condensed Consolidated Financial Statements                    F-6/14



                                      * * *

                    JAG Media Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 April 30, 2003
                                   (Unaudited)


                                     Assets

Current assets:
    Cash and cash equivalents                                                     $    353,368
    Accounts receivable, net of allowance for doubtful accounts
        of $7,500                                                                       21,835
    Other current assets                                                                68,785
                                                                                  ------------
           Total current assets                                                        443,988

Equipment, net of accumulated depreciation of $140,437                                  30,120
                                                                                  ------------

           Total                                                                  $    474,108
                                                                                  ============

                    Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued expenses                                         $    131,013
    Deferred revenues                                                                   55,261
    Notes payable to officers                                                          400,000
                                                                                  ------------
           Total current liabilities                                                   586,274
                                                                                  ------------

Series 2 Class B common stock; par value $.00001 per share; 400,000 shares authorized; 380,829 shares issued and
    outstanding                                                                              4
                                                                                  ------------
Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share; 15,000,000
        shares authorized; none issued                                                       -
    Class A common stock; par value $.00001 per share;
        155,000,000 shares authorized; 38,703,102 shares
        issued and outstanding                                                             387
    Series 1 Class B common stock; par value $.00001 per share;
        30,000,000 shares authorized; 1,129,981 shares issued and
        outstanding                                                                         11
    Additional paid-in capital                                                      40,795,536
    Unearned compensation                                                             (224,504)
    Accumulated deficit                                                            (40,683,600)
                                                                                  ------------
           Total stockholders' deficiency                                             (112,170)
                                                                                  ------------
           Total                                                                  $    474,108
                                                                                  ============

See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
         Nine and Three Months Ended April 30, 2003 and 2002 (Unaudited)

                                                            Nine Months                      Three Months
                                                          Ended April 30,                  Ended April 30,
                                                   -----------------------------     -----------------------------
                                                        2003             2002            2003             2002
                                                   ------------     ------------     ------------     ------------
Revenues                                           $    311,601     $    467,962     $     70,646     $     65,737
                                                   ------------     ------------     ------------     ------------
Operating expenses:
    Cost of revenues                                    597,877          821,320          169,756          154,883
    Selling expenses                                      2,884           28,698            1,155            3,091
    General and administrative
        expenses                                      1,830,751        2,579,035          823,184          906,494
    Write-off of capitalized web site
        development costs                                                263,754
                                                   ------------     ------------     ------------     ------------
          Totals                                      2,431,512        3,692,807          994,095        1,064,468
                                                   ------------     ------------     ------------     ------------
Loss from operations                                 (2,119,911)      (3,224,845)        (923,449)        (998,731)

Other income (expense):
    Interest income                                       4,482                             2,453
    Interest expense                                     (8,048)                           (2,624)
                                                   ------------     ------------     ------------     ------------
Net loss                                           $ (2,123,477)    $ (3,224,845)    $   (923,620)    $   (998,731)
                                                   ============     ============     ============     ============

Basic net loss per share                           $       (.06)    $       (.13)    $       (.02)    $       (.03)
                                                   ============     ============     ============     ============

Basic weighted average common
    shares outstanding                               36,677,639       25,112,971       39,732,971       29,170,656
                                                   ============     ============     ============     ============


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

     Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                        Nine Months Ended April 30, 2003
                                   (Unaudited)


                                                                 Common Stock
                                                 ----------------------------------------
                                                       Class A         Series 1 Class B
                                                 -------------------- ------------------- Additional
                                                  Number of           Number of            Paid-in       Unearned   Accumulated
                                                   Shares    Amount    Shares    Amount    Capital     Compensation    Deficit
                                                 ----------  ------   ---------  ------   -----------  ------------  -----------
Balance, August 1, 2002                          29,667,094  $ 296    1,681,155   $ 17    $37,697,274    $(381,432)  $(38,560,123)

Sales of common stock  pursuant to equity
   financing agreement, net of expenses
   of $101,750                                    5,633,266     57                          1,783,193

Sales of common stock through private
   placement, net of expenses of $25,000          1,136,364     11                            474,989

Effects of issuance of common stock in
   exchange for services                          1,395,604     14                            831,127     (366,309)

Options exercised                                   319,600      3                              8,957

Amortization of unearned compensation                                                                      523,237

Effects of conversion of Series 1 Class B
   common stock into Class A common
   stock                                            551,174      6     (551,174)    (6)

Stock dividend payable in shares of
   redeemable Series 2 Class B common
   stock                                                                                           (4)

Net loss                                                                                                               (2,123,477)
                                                 ----------  -----    ---------   ----    -----------    ---------   ------------
Balance, April 30, 2003                          38,703,102  $ 387    1,129,981   $ 11    $40,795,536    $(224,504)  $(40,683,600)
                                                 ==========  =====    =========   ====    ===========    =========   ============



                                                     Total
                                                   ------------
Balance, August 1, 2002                            $(1,243,968)

Sales of common stock  pursuant to equity
   financing agreement, net of expenses
   of $101,750                                       1,783,250

Sales of common stock through private
   placement, net of expenses of $25,000               475,000

Effects of issuance of common stock in
   exchange for services                               464,832

Options exercised                                        8,960

Amortization of unearned compensation                  523,237

Effects of conversion of Series 1 Class B common stock into Class A common stock

Stock dividend payable in shares of
   redeemable Series 2 Class B common
   stock                                                    (4)

Net loss                                            (2,123,477)
                                                   -----------
Balance, April 30, 2003                            $  (112,170)
                                                   ===========

See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended April 30, 2003 and 2002
                                   (Unaudited)

                                                                             2003                 2002
                                                                        ------------          -------------
Operating activities:
    Net loss                                                            $(2,123,477)          $(3,224,845)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Provision for doubtful accounts                                       2,750
        Depreciation                                                         24,578                28,755
        Amortization of unearned compensation                               523,237               859,456
        Amortization of capitalized web site development costs                                     87,917
        Write-off of capitalized web site development costs                                       263,754
        Effects of issuance of common stock and stock options
           in exchange for services                                         464,832               589,460
        Changes in operating assets and liabilities:
           Accounts receivable                                               (5,260)                8,740
           Other current assets                                                                    16,801
           Accounts payable and accrued expenses                           (767,486)              295,370
           Deferred revenues                                                (40,123)              (79,753)
                                                                        -----------           -----------
               Net cash used in operating activities                     (1,920,949)           (1,154,345)
                                                                        -----------           -----------
Financing activities:
    Proceeds from notes payable to officers                                       -               400,000
    Net proceeds from sales of common stock through:
        Private placements                                                  475,000
        Equity financing agreements                                       1,783,250               632,884
    Proceeds from exercise of stock options                                   8,960               144,353
                                                                        -----------           -----------
               Net cash provided by financing activities                  2,267,210             1,177,237
                                                                        -----------           -----------
Net increase in cash and cash equivalents                                   346,261                22,892
Cash and cash equivalents, beginning of period                                7,107                13,438
                                                                        -----------           -----------
Cash and cash equivalents, end of period                                $   353,368           $    36,330
                                                                        ===========           ===========

See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of April 30, 2003, their results of operations for the nine and three months ended April 30, 2003 and 2002, their changes in stockholders' deficiency for the nine months ended April 30, 2003 and their cash flows for the nine months ended April 30, 2003 and 2002. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2002 and for the years ended July 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2002 that was previously filed with the SEC.

                The results of the Company's operations for the nine months ended April 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2003.

                The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $312,000 and $468,000 and it incurred net losses of approximately $2,123,000 and $3,225,000 during the nine months ended April 30, 2003 and 2002, respectively. The Company's net losses include noncash charges for, among other things, a provision for doubtful accounts, the depreciation of equipment, the amortization of unearned compensation, the amortization and write-off of capitalized web site development costs and the issuance of common stock and stock options in exchange for services. Although the Company had net noncash charges totaling approximately $1,015,000 and $1,829,000 for the nine months ended April 30, 2003 and 2002, respectively, it still had cash flow deficiencies from operating activities of approximately $1,921,000 and $1,154,000 for the nine months ended April 30, 2003 and 2002, respectively. Management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least April 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):
                As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generates revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least April 30, 2004 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                During the nine months ended April 30, 2003, the Company received net proceeds of $475,000 from the sale of shares of its common stock through a private placement.

                As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line, which became available in September 2002, is $10,000,000. As of April 30, 2003, the
                Company had received gross proceeds of $1,885,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases.

                Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least April 30, 2004. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

                As of April 30, 2003, there were options and warrants outstanding for the purchase of a total of 3,585,000 shares of Class A and Series 1 Class B common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the nine and three months ended April 30, 2003 and 2002 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.


Note 3 - Income taxes:
                As of April 30, 2003, the Company had net operating loss carryforwards of approximately $25,036,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2023.

                As of April 30, 2003, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                      $    22,000
                    Unearned compensation                         2,123,000
                    Net operating loss carryforwards              9,999,000
                                                                -----------
                                                                 12,144,000
                    Less valuation allowance                    (12,144,000)
                                                                -----------

                        Total                                   $         -
                                                                ===========

                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2003.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Income taxes (concluded):
                The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2002. As a result of the increases in the valuation allowance of $491,000 and $309,000 during the nine and three months ended April 30, 2003, respectively, and a decrease in the valuation allowance of $2,440,000 and an increase in the valuation allowance of $1,048,000 during the nine and three months ended April 30, 2002, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                Although the Company had a net loss for the nine and three months ended April 30, 2002, net deferred tax assets and the offsetting valuation allowance decreased during those periods primarily as a result of the cancellation of unexercised options and warrants and the related reduction in temporary differences attributable to the amounts of unearned compensation recorded for financial statement and tax purposes.


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

                    During the nine months ended April 30, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,633,266 shares of Class A common stock and the Company received proceeds of $1,783,250 net of $101,750 of placement fees as a result of the exercise by the Company of put options pursuant to the 2002 Equity Line Agreement. The Company was also required to issue an additional 10,000 shares of Class A common stock to placement agents in connection with the sale of the shares. As of April 30, 2003, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,115,000 through August 28, 2004.

                Shares sold through private placement:
                    On December 10, 2002, the Company sold 1,136,364 shares of its Class A common stock through a private placement intended to be exempt from registration under the Act, and it received proceeds of $475,000, net of a $25,000 placement fee.

                Shares issued to pay salaries:
                    During the nine months ended April 30, 2003, the Company agreed to issue a total of 1,065,604 shares of its Class A common stock with an aggregate fair value of $588,941 to pay salaries.

                Shares issued to consultants:
                    During the nine months ended April 30, 2003, the Company issued a total of 330,000 shares of its Class A common stock with an aggregate fair value of $242,200 to pay for consulting services. The fair value of the shares was originally charged to unearned compensation and is being amortized to expense over the terms of the consulting agreements.

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

                    The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2002 as a result of issuances of options and warrants to employees and nonemployees as compensation for services to the number outstanding at April 30, 2003 and sets forth other related information:

                                                                                 Number of Shares
                                                                                ---------------------
                                                                                             Series 1
                                                                                Class A       Class B
                                                                                 Common        Common         Range of
                                                                                 Stock         Stock           Prices
                                                                                ---------    ----------     -------------
                         Options and warrants issued for services
                            outstanding, August 1, 2002 (A)                     3,940,054     164,546       $.001 - $6.00

                         Options cancelled                                       (200,000)                          $2.00
                         Options exercised (B)                                   (319,600)                     $.02 - .05
                                                                                ---------    ----------     -------------
                         Options and warrants issued for services
                            outstanding, April 30, 2003 (C)(D)                  3,420,454     164,546       $.001 - $6.00
                                                                                =========    ==========     =============


                         (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense.

                         (B) During the nine months ended April 30, 2003, the Company issued 319,600 shares of Class A common stock upon the exercise of options and received proceeds of $8,960.

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


Note 5 - Notes payable to officers:
                On April 1, 2001, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as last amended on March 31, 2003, the notes will mature on the earlier of (i) June 30, 2003 or (ii) the effective date of a change in control of the Company, as defined.


Note 6 - Legal proceedings:
                The Company is involved in various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's consolidated financial statements in subsequent years.



Note 7 - Stock dividend:
                On March 18, 2003, the Company's Board of Directors approved the designation of a new series of Class B common stock, par value $0.00001 per share ("Series 2 Class B common stock") and authorized the issuance of 400,000 shares of that class. The Company filed the related Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 7 - Stock dividend (concluded):
                On March 18, 2003, the Company's Board of Directors declared a special stock dividend for the distribution of shares of Series 2 Class B common stock to owners of the Company's Class A common stock as of the record date, April 14, 2003, in a ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock owned. As of April 30, 2003, a total of 380,829 shares of Series 2 Class B Common Stock were issuable in connection with the stock dividend. The shares of Series 2 Class B common stock will be nonvoting, have dividend and liquidation rights equal to the Class A common stock and be redeemable, which redemption by the Company shall be mandatory within six months following final resolution of the Company's lawsuit against various brokerage firms currently pending in U.S. District Court for the Southern District of Texas (or as soon thereafter as legally permissible) at a redemption price which is the greater of (i) par value or (ii) 90% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount.

                Since the value of the Series 2 Class B Common Stock is contingent upon the outcome of the pending litigation, the Company recorded the shares of Series 2 Class B Common Stock that were issuable as of April 30, 2003 at their total par value of $4. Since the Company will be required to distribute substantially all of the proceeds of the pending litigation to the holders of Series 2 Class B Common Stock, the Company has classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders' deficiency in the accompanying April 30, 2003 consolidated balance sheet.


Note 8 - Proposed acquisition:
                On February 14, 2003, the Company had entered into a Letter of Intent related to the acquisition of OIL@WORK Group, Inc., a privately-held company based in Dallas, Texas ("OIL@WORK"). OIL@WORK has been operating an auto "concierge" service in office buildings which allows owners to have their automobiles serviced while they are at work. OIL@WORK is developing a technology platform that, when implemented, will enable it to remotely connect to both its customers and its workforce. The platform permits remote activities such as customer reminders of upcoming service events, in-vehicle communication directly with drivers, remote vehicle diagnostics, online service histories for all customer vehicles, Global Positioning Satellite technology to track and direct field technicians efficiently, bar code scanning for efficient management of parts inventories and Web streaming video of field and garage services permitting customers to see their repairs being made.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 8 - Proposed acquisition (concluded):
                The Letter of Intent contemplates that OIL@WORK, the Company and a newly formed wholly-owned subsidiary of the Company will enter into an acquisition agreement pursuant to which the merger subsidiary would merge with and into OIL@WORK with OIL@WORK as the surviving corporation. At the effective time of the merger, all issued and outstanding shares of OIL@WORK would be converted into the right to receive an aggregate number of shares of the Company's Class A common stock, which upon issuance would represent 50.1% of the Company's outstanding capital stock on a fully diluted basis. Management of the Company believes that if the acquisition is consummated based on the proposed terms, it will be accounted for as a "reverse acquisition" whereby the Company will be the legal acquirer and OIL@WORK will be the accounting acquirer.

                Consummation of the merger is subject to several significant conditions including, among others, (i) satisfactory completion of due diligence, (ii) Board approval and, in the case of OIL@WORK, requisite stockholder approval, (iii) the execution of definitive documentation, (iv) the condition that OIL@WORK improve its net equity position by $3,000,000 prior to the merger and (v) various other customary conditions. Accordingly, there is no assurance that the definitive documentation called for in such Letter of Intent will ever be executed, or if executed, that the proposed transaction will be consummated.



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

The accounting policies and estimates used as of July 31, 2002, as outlined in our previously filed Form 10-KSB, have been applied consistently for the nine and three months ended April 30, 2003.

Related party transactions

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as last amended, on March 31, 2003, the notes will mature on the earlier of (i) June 30, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan.

Nine months ended April 30, 2003 as compared to the nine months ended April 30, 2002

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. During the nine months ended April 30, 2003, subscription revenues decreased as compared to the nine months ended April 30, 2002 with total subscription revenues for the comparable periods of approximately $312,000 and $468,000, respectively.

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

While our revenues do include revenues from other sources, such as advertising, these other revenues are not material to our operations as a whole. In addition, we did not generate any significant revenues from our subsidiary JAG Company Voice LLC ("Company Voice") during the nine months ended April 30, 2003. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site. During the nine months ended April 30, 2003, cost of revenues decreased by approximately $223,000 to approximately $598,000 from approximately $821,000 during the nine months ended April 30, 2002.

During the nine months ended April 30, 2002, consulting fees were approximately $529,000 as compared to approximately $515,000 for the nine months ended April 30, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation of approximately $465,000 and $506,000 for the nine months ended April 30, 2002 and 2003, respectively. The increase in consulting fees is commensurate with new consulting agreements associated with the anticipated launch of the Company Voice offset by the expiration of consulting contracts associated with commentators for our JagNotes website.

Costs associated with the maintenance and amortization of our website decreased by approximately $178,000 from $208,000 for the nine months ended April 30, 2002 to approximately $30,000 for the nine months ended April 30, 2003. The decrease results primarily from the fact that capitalized web site development costs were fully amortized or written off as of July 31, 2002 and, accordingly, we did not have a similar type charge during the nine months ended April 30, 2003.

In addition, costs associated with the transmission of our product over telephone and fax lines decreased from approximately $168,000 for the nine months ended April 30, 2002 to approximately $32,000 during the nine months ended April 30, 2003. Such decrease is associated with our overall decrease in fax subscription revenues.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the nine months ended April 30, 2003, selling expenses decreased approximately $26,000 to approximately $3,000 from their level of approximately $29,000 during the nine months ended April 30, 2002. This decrease results solely from our efforts to better contain costs.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $748,000 during the nine months ended April 30, 2003 to approximately $1,831,000 from approximately $2,579,000 during the nine months ended April 30, 2002.

The decrease in general and administrative expenses is primarily attributable to the fact that during the nine months ended April 30, 2002 we recognized a non-cash charge of approximately $705,000 associated with the amortization of unearned compensation resulting from stock options granted to investment bankers during the year ended July 31, 2001 in exchange for exploring business expansion opportunities on our behalf.

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

Net loss:

Primarily as a result of the above, we had a net loss of approximately $2,123,000 during the nine months ended April 30, 2003 as compared to a net loss of approximately $3,225,000 during the nine months ended April 30, 2002.

Three months ended April 30, 2003 as compared to the three months ended April 30, 2002

Revenues:

During the three months ended April 30, 2003 as compared to the three months ended April 30, 2002, subscription revenues were relatively comparable with total revenues of $71,000 and $66,000, respectively.

While our revenues do include revenues from other sources, such as advertising, these other revenues are not material to our operations as a whole. In addition, we did not generate any significant revenues from our subsidiary Company Voice during the three months ended April 30, 2003.

Cost of revenues:

During the three months ended April 30, 2003, cost of revenues increased by approximately $15,000 to approximately $170,000 from approximately $155,000 during the three months ended April 30, 2002.

During the three months ended April 30, 2002, consulting fees were approximately $114,000 as compared to approximately $142,000 for the three months ended April 30, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation of approximately $99,000 and $131,000 for the three months ended April 30, 2002 and 2003, respectively. The increase in consulting fees is commensurate with new consulting agreements associated with the anticipated launch of the Company Voice offset by the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling expenses:

During the three months ended April 30, 2003, selling expenses decreased approximately $2,000 to approximately $1,000 from their level of approximately $3,000 during the three months ended April 30, 2002. This decrease results solely from our efforts to better contain costs.

General and administrative expenses:

General and administrative expenses decreased approximately $83,000 during the three months ended April 30, 2003 to approximately $823,000 from approximately $906,000 during the three months ended April 30, 2002.

The decrease in general and administrative expenses is primarily attributable to the fact that during the three months ended April 30, 2002 we recognized a non-cash charge of approximately $141,000 associated with the amortization of unearned compensation resulting from stock options granted to investment bankers during the year ended July 31, 2001 in exchange for exploring business expansion opportunities on our behalf. This decrease is offset by an increase in non-cash charges to salaries of approximately $255,000 in connection with new employment agreements associated with Jag Media.

The remainder of the decrease is attributable to our efforts to better contain costs.

Net loss:

Primarily as a result of the above, we had a net loss of approximately $924,000 during the three months ended April 30, 2003 as compared to a net loss of approximately $999,000 during the three months ended April 30, 2002.

Liquidity and Capital Resources

We only generated revenues of approximately $312,000 and $468,000 and incurred net losses of approximately $2,123,000 and $3,225,000 during the nine months ended April 30, 2003 and 2002, respectively. Our net losses include noncash charges for, among other things, the depreciation of equipment, the amortization of unearned compensation, the amortization of capitalized web site development costs and the issuance of common stock and stock options in exchange for services. Although we had net noncash charges totaling approximately $1,015,000 and $1,829,000 for the nine months ended April 30, 2003 and 2002, respectively, we still had cash flow deficiencies from operating activities of approximately $1,921,000 and $1,154,000 for the nine months ended April 30, 2003 and 2002, respectively. In addition, we believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least April 30, 2004. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least April 30, 2004 and that we will need to obtain additional equity or debt financing to sustain our operations until we can successfully market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our 2002 Equity Line Agreement described below or through other financing agreements to enable us to continue as a going concern through at least April 30, 2004. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

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

Through its BOS Intelligent Technology subsidiary, OIL@WORK is developing a technology platform that permits remote activities such as customer reminders of upcoming service events, in-vehicle communication directly with drivers, remote vehicle diagnostics, online service histories for all customer vehicles, Global Positioning Satellite ("GPS") technology to track and direct field technicians efficiently, bar code scanning for efficient management of parts inventories and Web streaming video of field and garage services permitting customers to see their repairs being made. OIL@WORK is applying its new technology to the auto "concierge" service it provides to tenants of office buildings. Its service allows owners to have their automobiles serviced while they are at work without having to use their own free time or valuable business hours.

The Letter of Intent contemplates that OIL@WORK, the Company and a newly formed wholly owned subsidiary of the Company will enter into an acquisition agreement pursuant to which the merger subsidiary would merge into OIL@WORK, with OIL@WORK as the surviving corporation. At the effective time of the merger, all issued and outstanding shares of OIL@WORK would be converted into the right to receive an aggregate number of shares of the Company's Class A common stock, which upon issuance would represent 50.1% of the Company's outstanding capital stock on a fully diluted basis. Consummation of the merger is subject to several significant conditions, including, among others, (i) satisfactory completion of due diligence, (ii) Board approval and, in the case of OIL@WORK, requisite stockholder approval, (iii) the execution of definitive documentation, (iv) the condition that OIL@WORK improve its net equity position by $3.0 million prior to the merger and (v) various other customary conditions. Accordingly, there is no assurance that the definitive documentation called for in such letter of intent will ever be executed, or if executed, that the proposed transaction will be consummated.

On March 18, 2003, we declared a special stock dividend to our pre-merger stockholders. To effect such dividend, we designated a new series of Class B common stock which is issuable by dividend to our stockholders of record as of the close of business on April 14, 2003, the stated record date in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. Such shares of Series 2 Class B common stock would be redeemable, which redemption by us shall be mandatory to the fullest extent permitted by laws within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The stock dividend is intended to insure that the principal benefits of our pending lawsuit accrue to our pre-merger investors. As of April 30, 2003 we have recorded a $4 liability representing the par value of the 380,829 shares of Series 2 Class B common stock that are to be issued.

Our cash and cash equivalent position of approximately $353,000 as of April 30, 2003 results primarily from sales of shares of our common stock pursuant to an equity line agreement and to a private placement completed during the nine months ended April 30, 2003 described below.

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

During the nine months ended April 30, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,633,266 shares of Class A common stock and we received proceeds of $1,783,250 net of $101,750 of placement fees as a result of the exercise by us of put options pursuant to the 2002 Equity Line Agreement. As of April 30, 2003, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,115,000 through August 28, 2004.

During the first fiscal quarter of this year we thought it would be prudent to diversify our source of financing beyond our current private equity line. On December 10, 2002, we sold 1,136,364 shares of Class A common stock through a private placement and received proceeds of $475,000 net of a $25,000 placement fee.

During the nine months ended April 30, 2003, options to purchase 319,600 shares of Class A common stock were exercised resulting in proceeds of $8,960.

On April 1, 2002, two of our executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that bear interest at an annual rate of 2.69%. Pursuant to the agreements, as last amended on March 31, 2003, the notes will mature on the earlier of (i) June 30, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan.

In addition, during the nine months ended April 30, 2003, we issued 1,395,604 shares of Class A common stock with a fair value of $831,141 in exchange for services.

During the nine months ended April 30, 2003, we used cash of approximately $1,921,000 in our operations of which approximately $767,000 was used to reduce accounts payable and accrued expenses and the remainder to primarily fund our net loss.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of April 30, 2003 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended April 30, 2003 and 2002 or that they will have a significant effect at the time they become effective.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

On June 20, 2002, JAG Media Holdings, Inc. (referred to herein as "we", "JAG Media" or the "Company") and its President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was recently removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in the United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action is proceeding in the federal district court. The court is currently entertaining several motions to dismiss made by various defendants. Briefing on those issues has concluded and the parties are currently awaiting the Court's ruling. Additionally, the discovery process has begun, and the plaintiffs are currently pursuing document production and the names and locations of certain fact witnesses and corporate representatives.

In this action, the plaintiffs seek an immediate accounting of all short positions, an accounting of all profits made by defendants in trading JAG Media stock, disgorgement of any profits made by the defendants, actual damages incurred as a result of the defendant's trading activities, exemplary damages for the defendants' intentional conduct and attorneys fees and costs incurred as a result of this litigation. In our view, unusual patterns of trading suggest a substantial illegal short position in our shares, which we hope to verify through various pre-trial procedures.

There are no currently pending material lawsuits or similar administrative proceedings against JAG Media and, to the best of our knowledge, there is presently no basis for any other suit or proceeding.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Amendments to Promissory Notes.

Pursuant to an amendment dated March 31, 2003 to the promissory note, dated April 1, 2002, issued by us to Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel, in the amount of $200,000, the maturity date of said note was extended from March 31, 2003 to the earlier of (i) June 30, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in the JAG Media Long-Term Incentive Plan, as amended to date. The note remains issued and outstanding as of the date of this filing.

Pursuant to an amendment dated March 31, 2003 to the promissory note, dated April 1, 2002, issued by us to Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer, in the amount of $200,000, the maturity date of said note was extended from March 31, 2003 to the earlier of (i) June 30, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in the JAG Media Long-Term Incentive Plan, as amended to date. The note remains issued and outstanding as of the date of this filing.

Acquisition of OIL@WORK.

On June 16, 2003, we entered into a third amendment to that certain Letter of Intent, dated February 14, 2003 (as first amended April 15, 2003 and further amended April 30, 2003 and May 30, 2003, the "Letter of Intent"), to acquire OIL@WORK Group, Inc.("OIL@WORK"), pursuant to which the Company and OIL@WORK agreed to extend the Termination Date (as defined in the Letter of Intent) to June 30, 2003.

Stock Dividend.

On March 18, 2003, we announced our intention to declare a special stock dividend.. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B common stock, par value $0.00001 per share ("Series 2 Class B Common Stock"), of the Company which was distributed by dividend to the our stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B Common Stock for every 100 shares of Class A common stock, par value $0.00001 per share ("Class A Common Stock"), of the Company. Such shares of Series 2 Class B Common Stock are non-voting, have dividend and liquidation rights equal to the Class A Common Stock and are redeemable, which redemption by the Company is mandatory to the fullest extent permitted by law within six months following final resolution of the Company's pending lawsuit in Texas federal court against various brokerage firms (or any related successor lawsuit) at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The shares of Series 2 Class B Common Stock do not have a CUSIP number.

Our transfer agent has completed the issuance and mailing of Series 2 Class B Common Stock dividend certificates to all registered beneficial shareholders. In addition to mailing dividend stock certificates to registered shareholders, our transfer agent has commenced the issuance and mailing of Series 2 Class B Common Stock dividend certificates to beneficial owners who appear on beneficial owner lists supplied by brokers which conform to their share position with the Depository Trust Company ("DTC").

As of the date of this Quarterly Report on Form 10-QSB, however, there remain a number of brokerage firms that have still not submitted their beneficial owner lists to our transfer agent, notwithstanding that such lists were required to be submitted to the transfer agent within five business days after the dividend record date. We have sent written notices to those brokers informing them that their continued failure to submit their beneficial owner lists is preventing their beneficial owners from receiving the dividend. Certain other brokers have submitted beneficial owner lists which do not match their DTC position or have submitted updated beneficial owner lists which the transfer agent is still in the process of reconciling. Some beneficial owner lists exceed their DTC positions, some are less than their DTC positions and others have been submitted by brokers that DTC shows as not having any position at all in the our Class A Common Stock with DTC as of the dividend record date. We will only issue the new Series 2 Class B Common Stock dividend certificates to those beneficial owners listed in the beneficial owner lists submitted by each DTC participant which do not exceed such participant's position with DTC as of the record date as reflected on DTC's security position listing. Accordingly, our transfer agent cannot begin issuing dividend certificates to customers of any DTC participant (broker) whose beneficial owner list does not match its DTC position until the participant has submitted an updated beneficial owner list to the transfer agent which matches its DTC position.

Interested shareholders may refer to our web site for current information with respect to the distribution of the dividend shares.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.       Description
-----------       -----------

4.1 Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.2 Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

99.1 Fourth Amendment to Letter of Intent, dated June 16, 2003, among the Company, OIL@WORK and certain stockholders of OIL@WORK.

99.2 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.


(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended April 30, 2003:

         o Current Report on Form 8-K filed with the Commission on February 6, 2003, attaching a press release which announced that the Company had retained O'Quinn, Laminack & Pirtle of Houston, Texas as its counsel to assist the Company in assessing its options in light of the guidance statement issued by DTC on January 28, 2003 in which DTC indicated that it would no longer permit issuers to exit their securities from the DTC system;

         o Current Report on Form 8-K filed with the Commission on February 18, 2003, announcing that the Company had entered into a Letter of Intent, dated February 14, 2003, to acquire OIL@WORK Group, Inc., a privately held Delaware corporation based in Dallas, Texas;

         o Current Report on Form 8-K filed with the Commission on March 19, 2003, attaching a press release which announced that the Company's Board of Directors had declared a special stock dividend;

         o Current Report on Form 8-K filed with the Commission on March 25, 2003, attaching a press release which clarified for stockholders and brokers the procedure through which stockholders may obtain their stock dividend certificates; and

o Current Report on Form 8-K filed with the Commission on April 15, 2003, attaching an amendment to the Letter of Intent with OIL@WORK, pursuant to which the Company and OIL@WORK agreed to first extend the Termination Date (as defined in the Letter of Intent) to April 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JAG MEDIA HOLDINGS, INC.

Date: June 16, 2003                    By: /s/ Gary Valinoti
                                           -------------------
                                           Name:  Gary Valinoti
                                           Title: President and Chief Executive
                                                  Officer

Date: June 16, 2003                    By: /s/ Thomas J. Mazzarisi
                                           -------------------------
                                           Name:  Thomas J. Mazzarisi
                                           Title: Executive Vice President,
                                           Chief Financial Officer and
                                           General Counsel

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

Date: June 16, 2003


                                    /s/  Gary Valinoti
                                    --------------------------------------
                                    Name: Gary Valinoti
                                    Title: Chief Executive Officer

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

Date: June 16, 2003


                                    /s/ Thomas J. Mazzarisi
                                    -------------------------------------------
                                    Name: Thomas J. Mazzarisi
                                    Title: Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.       Description
-----------       -----------

4.1 Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.2 Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

99.1 Fourth Amendment to Letter of Intent, dated June 16, 2003, among the Company, OIL@WORK and certain stockholders of OIL@WORK.

99.2 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.