Form 10KSB
period 2003-07-31
JAG MEDIA HOLDINGS INC
filed 2003-11-13
CIK 1089029

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2003

         OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                        Commission File Number 000-28761

                                 --------------

                            JAG Media Holdings, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                    Nevada                                    88-0380546
(State or Other Jurisdiction of Incorporation)            (I.R.S. Employer
                                                          Identification No.)

       6865 S.W. 18th Street, Suite B-13
              Boca Raton, Florida                               33433
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

                    Class A Common Stock, $0.00001 par value
               Series 1 Class B Common Stock, $0.00001 par value
               Series 2 Class B Common Stock, $0.00001 par value
                                (Title of Class)

                                 --------------

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenue for the fiscal year ended July 31, 2003 was approximately $386,000.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A Common Stock on November 5, 2003 as reported on the OTC Bulletin Board, was approximately $15,318,495.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                                 Outstanding at
                             Class                              October 20, 2003

Class A Common Stock, par value $0.00001 per share                40,628,184
Series 1 Class B Common Stock, par value $0.00001 per share        1,018,224
Series 2 Class B Common Stock, par value $0.00001 per share         375,978
Series 3 Class B Common Stock, par value $0.00001 per share         20,000

                DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                            JAG MEDIA HOLDINGS, INC.
                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


Page
----
PART I   ....................................................................3

ITEM 1.  DESCRIPTION OF BUSINESS.............................................3

ITEM 2.  DESCRIPTION OF PROPERTIES..........................................30

ITEM 3.  LEGAL PROCEEDINGS..................................................30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................30

PART II  ...................................................................31

ITEM 5.  MARKET FOR THE REGISTRANT'S

         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................31

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION......................................38

ITEM 7.  FINANCIAL STATEMENTS...............................................44

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................45

ITEM 8A. CONTROLS AND PROCEDURES............................................45


PART III  ..................................................................46

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE  EXCHANGE ACT...............................................46

ITEM 10. EXECUTIVE COMPENSATION.............................................48

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT...................................55

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................56

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................57

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................64

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

We undertook a corporate reorganization in January 2002 in order to distinguish and better manage our areas of business. On January 4, 2002, JAG Media LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of JagNotes. The assets and liabilities of our current fax and Internet subscription business were transferred to JAG Media LLC. Also on January 4, 2002, JAG Company Voice LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of JagNotes. We intended for JAG Company Voice LLC to carry out the operations of our "Company Voice" start-up business which aimed to provide small to medium size publicly-traded companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format. The web site for our Company Voice business is located at www.thecompanyvoice.com. In order to better reflect the overall business in which we expected to engage and the corporate structure we intended to use to conduct that business, we changed our corporate name from JagNotes.com Inc. to JAG Media Holdings, Inc. effective April 8, 2002.

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

We are a Nevada corporation. Our address is 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433, and our telephone number is 561-393-0605.

Our Industry Generally

The growth of the Internet has changed the way investors seek information and manage their portfolios. Individual investors are increasingly seeking access to information that was formerly available only to financial professionals. Professional investors who have traditionally relied on print and other media for information are demanding faster information and greater accessibility. As more and more investors begin to trade online, we expect the demand for financial information over the Internet to continue to increase.

According to an August 1, 2003 publication, as of 2002 there were approximately 604 million Internet users worldwide, including over 165 million users in the United States. See The World Factbook
(http://www.odci.gov/cia/publications/factbook/rankorder/2153rank.html).

The first Internet-based trading systems were introduced in 1995. Since that time, online trading has increased dramatically but not without setbacks. By the first quarter of 2003, daily volume had declined to approximately 600,000 trades daily (12 percent of Nasdaq and NYSE trading volume), and the total number of online brokerages, which exceeded 200 in 2000, had shrunk to fewer than 75. However, during the second quarter of 2003, online brokerages reported a turnaround. Ameritrade alone handled an average daily volume of 154,300 trades, up 32.7 percent from the first quarter. See "Online Revival Gathers Pace," Funds International (September 30, 2003).

More consumers are going online to buy stocks and bonds and conduct personal banking transactions and carry out a variety of other financial transactions according to the Consumer Internet Barometer, which reported that nearly half of Internet users conduct financial transactions online today as compared with 39% in the fourth quarter 2001, and the proportion of consumers logging on primarily to conduct financial transactions has also grown from 3% to 5%. More than two-thirds of these Internet users log on daily to conduct financial transactions. See "More Consumers Using Internet to Buy Stocks, Do Personal Banking and Other Financial Transactions," Consumer Internet Barometer (October 6, 2003).

A July 2003 Consumer Internet Barometer survey reported that while about 43% of users in 2002 indicated their major reason for going online was to engage in a variety of personal communication activities, only 38% indicated that was true in 2003. As of the date of the survey, approximately 17% were going online to do personal research, up from about 15% in the prior year. See "Internet Usage on the Rise, With More Consumers Logging on Daily," Consumer Internet Barometer (July 2, 2003).

The Consumer Internet Barometer is produced by NFO WorldGroup, Forrester Research and The Conference Board. Press releases relating to the foregoing topics can be located online at (http://www.consumerinternetbarometer.us/press.cfm).

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

As of November 1, 2003, JAG Media had eleven commentators who provide technical analysis and commentary for our web site. The names of these commentators and the columns they write are as follows:

---------------------------------  ---------------------------------
Commentator                        Column
---------------------------------  ---------------------------------
Paul Merriman                      Managing Your Mutual Funds
---------------------------------  ---------------------------------
Lawrence G. McMillan               Option Strategist
---------------------------------  ---------------------------------
Mark Likos                         The Likos Letter
---------------------------------  ---------------------------------
Harry Boxer                        The Technical Trader
---------------------------------  ---------------------------------
John Gabriel                       Stock Market Momentum
---------------------------------  ---------------------------------
Douglas Hughes                     Small Bank Newsletter
---------------------------------  ---------------------------------
Mark Leibovit                      Volume Tracks
---------------------------------  ---------------------------------
David Schultz                      Sector Vue
---------------------------------  ---------------------------------
Hank Camp                          Program Trading Research
---------------------------------  ---------------------------------
Bruce Norrin                       Focus Stock Charts
---------------------------------  ---------------------------------
Harry Aloof                        Wall Street Trader's Column
---------------------------------  ---------------------------------

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

We also maintain our original JAGNotes fax-based service for a limited number of mostly institutional subscribers. Through this service, we provide these subscribers faxed copies of our daily JAGNotes upgrade/downgrade report, which is provided through installments as information is received every weekday morning before the stock market opens. We also allow these subscribers access to our Internet-based information by providing them with a specified number of access codes. The price for this combined service is approximately $1,500 to $2,150 per year.

The content of our web site contains all of the information provided in the faxed reports as well as the Rumor Report and commentaries described above and other product offerings which do not appear in our faxed reports.

We intend to continue providing our combined fax/Internet service in the future primarily to institutional subscribers. We believe that some financial institutions are willing to pay a higher price for this combined service because they consider a faxed report to be a more user friendly means of receiving the information or because their employees do not have direct Internet access. We are also examining the potential for implementing other product offerings and subscription structures which may be attractive to institutional subscribers.

Company Voice Service - Through our wholly owned subsidiary, JAG Company Voice LLC, we began marketing our "Company Voice" service in 2003. We established the Company Voice service in order to make available to publicly traded companies production and distribution services that would enable them to deliver press releases and other company messages to stockholders and potential investors in streaming video/audio format. Our goal was to offer production and distribution services such as directly contracting for studios in which Company Voice segments would be taped; providing interviewers for each Company Voice segment; assisting clients in preparing for each interview; encoding taped segments to allow distribution via the Internet; and arranging for distribution and streaming of finalized Company Voice segments on affiliate sites such as Lycos.

During 2003, we placed four Company Voice segments on our web site; however, this service did not produce any material revenue for us. Therefore, we allowed our Company Voice contract for streaming video to expire by its terms and are not at this time actively marketing our Company Voice services.

We do still maintain an agreement with Lycos which is due to expire in summer 2004 if not terminated earlier as described below. Under the agreement, for each video package provided by us to Lycos, we have agreed to pay Lycos the greater of $3,000 or ten percent of the revenue received by us for creating such video package. During the term of the agreement, we have agreed not to provide any of the video content in any form or manner nor grant any license to such content to America Online, Inc., Yahoo! Inc. or Microsoft Corporation. Pursuant to the agreement Lycos shall have the exclusive right to sell advertising on the site where it makes the content available and to retain all revenue generated therefrom.

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

Advertising Revenue

While we expect the primary source of our revenue from our jagnotes.com web site to be subscriptions, we may supplement this with advertising revenue. Such revenues have, however, not been meaningful to date. We would not expect such revenues to become material until (i) there is a major upturn from current levels in Internet banner advertising generally or we are able to offer advertisers various media advertising alternatives to banners and (ii) we have been successful in increasing the number of unique visitors to our web site.

Our Business Strategy

Our goal is to position JAG Media as a leading Internet-based provider of fast breaking financial news and information. In time, we hope that JAG Media will become an important information resource for institutional investors and the general public alike.

The success of our business depends on our ability to obtain the requisite financing and be able to:

         o        reverse the current downward trend of our revenues;

         o        control costs to correspond with our revenues; and

         o        pursue strategic alliances.

We plan to continue to service the institutional segment of our business and intend to continue to place more emphasis on this segment. To the extent funding (not now available) permits, will employ a mix of communications media to increase name awareness in the institutional and retail market and increase visits by potential subscribers with a view to ultimately generating new subscribers.

         o Increase Revenues. Some avenues that we are exploring to reverse the current downward trend of our revenues include:

                  o Increasing our sales efforts with respect to institutional subscribers;

                  o To the extent funds permit, developing products tailored to the needs of institutional subscribers such as JAGNotes and Rumor pages delivered to company intranets and featuring company branding;

                  o        Offering free trial subscriptions; and

                  o Pursuing distribution arrangements with third party information providers that service financial institutions and individual investors.

         o Curtail Costs. We sold our webcasting business to reduce our cash flow requirements. In addition, we have discontinued various commentators and employees in order to save costs where we concluded that the cost was not justified by our subscribers' interest and current revenue levels.

         o Pursue Strategic Alliances. We believe that we can effectively grow our business by pursuing strategic affiliations, partnerships, joint ventures or other relationships with strategic partners. For example, we currently have an arrangement with Track Data, a financial information platform for professional traders, whereby Track Data offers our JAGNotes report as part of its collection of subscriber services to the professional trading community. We also are currently pursuing alliances with a web portal and hope to do so with others in an effort to obtain additional content, expand our name recognition and increase our subscriber base.

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

Note: These are our strategies, goals and targets. We believe in them, but we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. In addition we are dependent on having sufficient cash to carry out our strategy. Alternatively, we may have to continue to reduce services to a level subscribers may not find valuable. Please read "Risk Factors" beginning on page 14 before making any investment decision.

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

In addition, we operate in an environment of tremendous uncertainty about potential government regulation of the Internet and Internet-based service providers. We believe that our business is not currently subject to direct regulation other than regulations applicable to businesses generally. However, the Internet is evolving rapidly, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. The United States Congress has passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering other legislative and regulatory proposals that would regulate the Internet.

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

We provide a variety of categories of information to our subscribers, including daily financial news, technical analysis of stock activity and selected financial data of corporations. Each of these components of our business competes to a different degree with the following information sources, many of which provide their information without charge:

         o Online financial news and information providers including Yahoo Finance, CBSMarketwatch.com, TheStreet.com, Briefing.com, America Online Personal Finance Channel, Reuters and MotleyFool.com;

         o Internet portals and search engines such as America Online, MSN and Yahoo;

         o Traditional television, cable and print media sources such as The Wall Street Journal, The Financial Times, Barrons, CNNfn, CNBC and FOX financial news programming, all of which also have an Internet presence;

         o Traditional stock market analysis distributed by investment banks and brokerage houses, ranging from large, well known institutions such as Merrill Lynch, Smith Barney and Morgan Stanley to smaller brokerages;

         o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

         o Online brokerage firms such as Ameritrade, E*Trade, Charles Schwab, Fidelity and TD Waterhouse.

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

In order for us to successfully compete in this business, we will need to reliably provide valuable services to a greater number of institutional and other subscribers who are willing to pay us fees sufficient to support such services. We believe that a successful implementation of our business strategy will allow us to compete successfully as a focused provider of timely investment information to institutional and professional investors.

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

Employees

As of November 1, 2003, we had five employees. As of that date, we had entered into employment agreements with three of our employees, each of whom is an officer and director of JAG Media.

Equity Line of Credit

As of April 9, 2002, we entered into an agreement with Cornell Capital Partners, L.P. for a $10 million equity line pursuant to which are able to sell our shares of Class A common stock to Cornell Capital from time to time over a 24-month period. The purpose of the offering is to provide general working capital for JAG Media, including working capital which might be required by virtue of our strategic plan. This agreement superseded our original equity line purchase agreement with Cornell Capital, dated August 17, 2001. As of November 1, 2003, $1,885,000 of our existing equity line with Cornell Capital had been utilized.

Stock Dividend

On March 18, 2003, we announced our intention to declare a special stock dividend. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B common stock, par value $0.00001 per share, which was distributed by dividend to the our stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. Such shares of Series 2 Class B common stock are non-voting, have dividend and liquidation rights equal to the Class A common stock and are redeemable, which redemption by JAG Media is mandatory to the fullest extent permitted by law within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms (or any related successor lawsuit) at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The shares of Series 2 Class B common stock do not have a CUSIP number.

Our transfer agent has completed the issuance and mailing of Series 2 Class B common stock dividend certificates to all registered beneficial shareholders and to all beneficial owners who appear on beneficial owner lists supplied by brokers which are consistent with their share position with the Depository Trust Company. As of November 1, 2003, Series 2 Class B common stock dividend certificates had not yet been mailed to certain beneficial owners because as of such date approximately 13 DTC participants either had failed to submit a beneficial owner list to our transfer agent or the list they submitted did not correspond to their official position in our shares as recorded by the Depository Trust Company.

Proposed Acquisition of XeQute Solutions, Inc.

We announced on August 12, 2003 that we had entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Interactive, Inc. (OTCBB:VETX), a New Jersey corporation ("Vertex"), XeQute Solutions PLC, an English company and wholly owned subsidiary of Vertex ("PLC"), and PLC's wholly owned subsidiary, XeQute Solutions, Inc., a Delaware corporation ("XeQute" and together with Vertex and PLC, the "Sellers"). XeQute, based in Paramus, New Jersey, is a provider of supply chain management technologies and services, including enterprise software systems and applications, software/hardware maintenance services and consulting services, which enable its customers to more effectively manage their order, inventory and warehouse requirements.

The Asset Purchase Agreement provides for a closing by October 31, 2003. Accordingly, neither party would now be required to close the transaction unless it chose to waive the closing date requirement. The parties have not contractually extended the permitted closing date pending confirmation of the availability of the financing described below. In the event that such financing is confirmed and we and the Sellers set a new closing date, the provisions of the Asset Purchase Agreement are described below.

There is no assurance (i) that an amendment extending the closing date (or a waiver thereof) will be entered into by the parties to permit consummation of the agreement, or (ii) if such amendment or waiver is provided, that the conditions to the proposed transaction with XeQute will be met, or (iii) if such conditions are met, that the transaction will be consummated.

Under the terms of the Asset Purchase Agreement, we would establish a newly formed wholly owned subsidiary which would purchase the assets and assume certain liabilities of XeQute.

Upon closing of the transaction, in consideration of the transfer of the assets and liabilities of XeQute as described above, we would issue shares of our Class A common stock, to XeQute, which upon issuance would represent 54.0% of our outstanding common stock on a fully diluted basis. Such shares of Class A common stock will be subject to a post-closing lock-up provision restricting the shares from being registered for sale prior to one year after the closing of the transaction. In addition, we will pay to the Sellers $3.5 million out of the proceeds of an $8.0 million financing to be consummated at the closing upon terms and conditions satisfactory to both us and the Sellers.

The closing is subject to various conditions, including, among others, XeQute arranging the financing referred to above, the parties agreeing upon various schedules to the Asset Purchase Agreement, and XeQute providing us with complete audited financial statements for the business of XeQute for the two fiscal years through September 30, 2003.

Shares of the JAG Media Holdings, Inc. to be offered and sold pursuant to the Asset Purchase Agreement will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent such registration or an applicable exemption from such registration requirements. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of the shares of JAG Media Holdings,, Inc. in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under applicable securities laws, or absent the availability of an exemption from such registration or qualification requirements.

At the closing of the transaction, our current management team consisting of Gary Valinoti (Chief Executive Officer), Thomas J. Mazzarisi (Chief Financial Officer, Executive Vice President and General Counsel) and Stephen J. Schoepfer (Chief Operating Officer and Executive Vice President), would resign from their positions as executive officers and directors of JAG Media Holdings, Inc. but would continue to be involved as consultants or employees to our JAG Media LLC operating subsidiary. The transaction with XeQute would also trigger the change-in-control provisions in the existing employment agreements of our current management team, resulting in the issuance of new options to acquire shares of our stock and severance payments to such individuals.

Upon the closing, we would also take various corporate actions, including an appropriate name change to better reflect the new overall business of the company, the election of new XeQute nominees to the Board of Directors and a recapitalization pursuant to which our Class A common stock and Series 1 Class B common stock, par value $0.00001 per share, will be exchanged for a new Series 4 Class B common stock on a one-for-one basis. Shares of the new Series 4 Class B common stock shall be issued and traded in certificated form only, may not be registered in the name of a nominee such as Cede & Co. or The Depository Trust Company and at all times the name of the beneficial owner of such shares shall be reflected on the face of the certificate. The new shares of Series 4 Class B common stock would also reflect our new corporate name and would have a new CUSIP number and ticker symbol.

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

As of July 31, 2003 we had incurred losses to date of $41,138,858. We may never achieve profitability. We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs. We are not able to estimate when, if ever, our revenues will increase sufficiently to cover these costs. Internet users have only been attracted to subscription sites in limited areas. Our subscription revenues are materially below the level of a year ago. We will continue to incur significant losses for the foreseeable future and cannot assure you that our revenue will stop declining and grow in the future or that additional financing will be made available to us. Many dot-com companies have found it difficult to raise funds, and a number of such companies have gone bankrupt. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Class A common stock.

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

We have been forced to discontinue various commentators and curtail certain services which may cause us to lose subscribers.

In order to attempt to reduce costs to a level commensurate with our subscription revenues, we have been forced to discontinue various well known commentators and curtail our international and other expansion plans. Accordingly, we run the risk that existing and potential subscribers may not find the site valuable.

We may not be able to stop contraction of our subscriber base and adequately expand our subscriber base because many of our competitors offer free financial information.

Our subscriber base has been shrinking. We must reverse such trend and expand our subscriber base to be successful. Our subscription revenues are below the level they were a year ago. During the year ended July 31, 2003 subscription revenues decreased as compared to the year ended July 31, 2002 with total subscription revenues for the comparable periods of approximately $386,000 and $625,000, respectively. Although we are still attempting to reverse such trend and expand our subscriber base, our efforts may be ineffective, our competitors may be more successful than we are in attracting customers, or the number of Internet users seeking or willing to pay for financial information may not increase or may even decrease. Any of these would adversely affect us. Moreover, many of our competitors offer financial information for free and are likely to continue to do so, perhaps at an increasing rate. Our current and potential subscribers may be unwilling to pay for our service if they feel they can receive comparable information for free. Because there is currently limited potential for Internet banner advertising revenues, if we cannot reverse the current shrinkage of our subscriber base, we will have little, if any, financial success.

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

Our growth and success depends in part on our ability to build awareness of the JAG Media name. We have changed our name to JAG Media in April 2002 after operating for almost three years under the name JagNotes.com. The JAG Media name has only limited recognition within the financial community and little if any recognition among the general public. We do not allocate any of our working capital to marketing and advertising but rather rely solely upon strategic alliances to increase our name recognition. Our ability to build our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase that name recognition. We cannot guarantee that we will be successful in doing so.

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

We currently intend to evaluate strategic alliances, partnerships or joint ventures, as a means of acquiring additional distribution. Pursuing such transactions will entail a number of risks and difficulties. We compete with a wide variety of information providers and there is substantial competition for distribution channels. We can offer no guarantee that we will be able to locate suitable candidates for alliances or risk sharing partners. If we are able to do so, we will require a high level of managerial skill to successfully evaluate and implement these transactions. While we have limited experience in evaluating and implementing transactions of this type, we cannot guarantee that we will be able to successfully pursue this strategy.

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

It is very important that we maintain our reputation as a trustworthy provider of financial news and commentary. The occurrence of events, including our misreporting a news story or the non-disclosure of stock ownership by one or more of our commentators, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our subscribers, which could materially adversely affect our business, results of operations and financial condition.

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

Information posted in the JAG Media Rumor Report consists of rumors and other information received from third party sources that may have no reasonable factual basis. We realize that rumors are inherently unreliable, and we provide a cautionary note on this portion of our site reminding subscribers that cyberfraud is prevalent and that rumors should not be relied upon when making investment decisions. There can be no assurance that we will be able to prevent the unlawful posting of misleading, fraudulent or intentionally erroneous information, however, and the law relating to our potential liability relating to such activity is currently unsettled. The potential imposition of liability for unlawful activities of subscribers to our site could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or to discontinue certain service offerings. In addition, it is possible that we could become subject to various legal proceedings alleging, among other things, that we have intentionally disseminated or have aided and abetted others in intentionally disseminating false information. These claims, even without merit, could cause us to expend significant financial and managerial resources, which could adversely affect our business operations.

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

Our web site's primary competitors provide financial news, commentary and analysis on the Internet such as Yahoo Finance, CBSMarketwatch.com, TheStreet.com, Briefing.com, America Online Personal Finance Channel, Reuters and MotleyFool.com. Providing financial information and analysis over the Internet is a relatively new business, but it is already intensely competitive. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and we continue to face competition from traditional news and information sources including television and print. We expect competition from both sources to intensify and increase in the future. Many such competitors have substantially greater financial and other resources than we have.

Our major competitors include:

         o Online financial news and information providers including Yahoo Finance, CBSMarketwatch.com, TheStreet.com, Briefing.com, America Online Personal Finance Channel, Reuters and MotleyFool.com;

         o Internet portals and search engines such as America Online, MSN and Yahoo;

         o Traditional media sources such as The Wall Street Journal, The Financial Times, Barrons, CNNfn, and CNBC, all of whom also have an Internet presence;

         o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

         o Online brokerage firms such as Ameritrade, E*Trade, Charles Schwab, Fidelity and TD Waterhouse.

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

As of October 20, 2003, our named executive officers and directors beneficially owned or controlled a total of approximately 6,022,000 shares, or approximately 14.1% of our issued and outstanding capital stock. Taking into account shares issuable pursuant to our equity line purchase agreement with Cornell Capital, we estimate that Cornell Capital Partners, L.P. could beneficially own up to 20,000,000 shares of our Class A common stock, approximately 36.4% of our issued and outstanding capital stock. If all or most of these shares are issued to, and held by, Cornell Capital, these persons, acting in concert, could be able to control the disposition of any matter submitted to a vote of stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of us. In addition, if these persons choose to sell all or a substantial number of shares of our Class A common stock in the public market at or about the same time, such sales could cause the market price of our Class A common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

To illustrate this potential for dilution, the following table shows, based on the hypothetical variables shown in the table, (i) the fee payable to Cornell Capital, (ii) the net proceeds to be received by us, (iii) the number of shares we would issue to Cornell Capital, (iv) the price Cornell Capital would pay for those shares, (v) the percentage of our currently outstanding shares represented by the number of shares issued to Cornell Capital and (vi) the amount of decrease in the net tangible book value per share that would occur as a result of such issuance. Our net tangible book value as of July 31, 2003 was $(28,280), representing a net negative tangible book deficit per share of our Class A common stock, based on the number of such shares outstanding as of October 20, 2003, of $.002.

                                                                                                       Change in
                                                          Number of      Purchase   Percent of        Tangible Net
Market Price  Advance Amount   Investor Fee Net Proceeds  Shares Issued   Price   Outstandng Shares  Value Per Share
------------  --------------   ------------ ------------  ------------- --------- ------------------ ---------------
$0.41         $500,000         $25,000      $475,000      1,283,697     $0.3895       3.2%            $.012
$0.3075       $500,000         $25,000      $475,000      1,711,596     $0.292125     4.2%            $.012
$0.205        $500,000         $25,000      $475,000      2,567,394     $0.19475      6.3%            $.012
$0.1025       $500,000         $25,000      $475,000      5,134,788     $0.097375     12.6%           $.011

(1) Represents the maximum advance amount under the equity line purchase agreement.
(2) Represents 95% of Market Price (as defined in the equity line purchase agreement).
(3) Represents the Market Price of our Class A common stock assuming our put right was exercised on October 10, 2003.
(4)    Represents a 25% decline in the Market Price of our Class A common stock
(5)    Represents a 50% decline in the Market Price of our Class A common stock.
(6)    Represents a 75% decline in the Market Price of our Class A common stock.
(7) Based on 40,628,184 shares of Class A common stock issued and outstanding as of October 20, 2003

The resale by Cornell Capital Partners, L.P. of our shares may lower the market price of our Class A common stock

The resale by Cornell Capital Partners, L.P. of the Class A common stock that it purchases from us will increase the number of our publicly traded shares, which could lower the market price of our Class A common stock. Moreover, the shares that we sell to Cornell Capital will be available for immediate resale. There are no contractual restrictions on the ability of Cornell Capital to offer shares issued to it pursuant to the equity line. If we continue to exercise our put right under the equity line purchase agreement every five trading days and Cornell Capital continues to immediately resell such shares, our market price could decrease significantly and you could experience significant dilution. In addition, the mere prospect of this transaction could by itself lower the market price for our Class A common stock. The shares of our Class A common stock issuable to Cornell Capital under the equity line facility will be sold at a 5% discount to the defined market price of our Class A common stock at the time of the sale. From September 22, 2003 through October 20, 2003, our Class A common stock traded at an average of approximately $0.45 per share. If we were to require Cornell Capital to purchase our Class A common stock when our stock price is low, our existing Class A common stockholders would experience substantial dilution.

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

Implementation of our planned recapitalization could limit the transferability of your shares.

         Our Asset Purchase Agreement with XeQute contemplates a post-closing recapitalization pursuant to which our Class A common stock and Series 1 Class B common stock will be exchanged for a new Series 4 Class B common stock on a one-for-one basis. Shares of the new Series 4 Class B common stock would be issued and traded in certificated form only, may not be registered in the name of a nominee such as Cede & Co. or The Depository Trust Company and at all times the name of the beneficial owner of such shares would be reflected on the face of the certificate. As the new Series 4 Class B common stock would be issued and traded in certificated form only, it may not be registered in the name of a nominee such as Cede & Co. or The Depository Trust Company and at all times the name of the beneficial owner of such shares would be reflected on the face of the certificate. If implemented, the recapitalization may be considered to have certain disadvantages, including those set forth below.

         o Implementation of the recapitalization will restrict or limit current or future stockholders from clearing purchases and sales of our shares in the normal method used by broker-dealers. Accordingly, implementation of this policy could result in a reduction in the trading of our shares.

         o The implementation of the recapitalization could result in delays in the processing and clearing of transactions involving the company's shares, which could delay efforts by the company's current or future stockholders to timely dispose of their shares or to take advantage of favorable market conditions.

         o A decline in the trading volume of our shares caused by a transition to "custody only" trading might have the effect of discouraging an attempt by a third party to take over or otherwise gain control of the Company.

         o If enacted, this new trading policy could also adversely affect the decision of certain investors, including institutional investors, that would otherwise consider investing in our Class A common stock. As a result of the practical implications of the proposal, our stock may be deemed to be less attractive to certain investors, including managers of certain institutional investors who may hold their shares in bank nominee names.

         o If you are not already a registered stockholder, your broker may charge you a fee if you choose to obtain and/or hold or process physical share certificates in your own name through your broker. In addition, you would have to execute a transfer document when you want to sell your shares. It is our understanding that certain brokerage firms, such as Ameritrade, have notified their clients that they will not accept any new opening orders in the securities of companies that implement "custody only" trading.

         o We entered into a $10 million equity line financing arrangement with Cornell Capital Partners, L.P. on April 9, 2002. The equity line purchase agreement provides for the purchase by Cornell Capital of up to $10 million worth of our shares over a 24-month period. It is a condition to the equity line that on any given closing date, there shall be at least one bid for our shares on the Nasdaq OTC Bulletin Board. If this condition is not satisfied, we cannot require Cornell Capital to purchase our shares. In addition, we note that the obligation of Cornell Capital to complete its purchases under the equity line is not secured or guaranteed. If the market for our shares diminishes as a result of the recapitalization, Cornell Capital might refuse to honor its obligation to us under the equity line and we may not be able to force it to do so or be able to obtain an award for damages in a timely manner. If we are unable to draw in whole or in part on the equity line purchase agreement, our cash, cash equivalents, and securities will not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in JAG Media.

         o The implementation of the recapitalization will require us to incur additional expenses, including legal fees, printing costs and transfer agent fees and expenses incurred in connection with the need to issue physical share certificates and maintain the books and records of the transfers of our Series 4 Class B common stock.

         o The implementation of the recapitalization could result in a short-term decline in the trading price of our stock as a result of sales of your securities by institutional investors and others who are unwilling or who may find it impractical to hold certificated positions.

         o The implementation of the recapitalization could result in market makers being unwilling to quote the company's stock, and/or broker-dealers being unwilling to trade the company's stock, thus affecting the ability of our current or future stockholders to timely dispose of their shares or to take advantage of favorable market conditions.

         o The implementation of the recapitalization could limit the ability of our current or future stockholders or others, such as market makers, to take bona fide short positions in the company's stock for risk management or other legitimate purposes.

         o The implementation of the recapitalization could increase the risk of the physical certificates being lost in the mail and/or stolen.

         o Finally, the implementation of "the recapitalization could lead to legal claims being brought against us and/or our transfer agents by, among others, the Federal and state securities regulators, the self regulatory organizations that regulate the securities markets and securities market professionals, and persons or entities currently holding positions in the company's securities in uncertificated or book entry form and/or the nominees through which those persons hold those positions.

Implementation of our proposed stock dividend could also limit the transferability of your shares.

We recently declared a special stock dividend, described elsewhere in this Annual Report on Form 10-KSB, pursuant to which a new series of Class B common stock has been distributed by dividend to our stockholders of record in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. We do not expect a market for the shares issued in the stock dividend to develop because the shares of Series 2 Class B common stock do not have a CUSIP number and certificates for such shares specify the beneficial owner. Accordingly, the stock dividend is expected to inhibit short selling of our shares unless the sellers are able to deliver the shares they sell as the stock dividend will only be payable to actual stockholders as of the record date for the dividend. Therefore the dividend presents the same risks to stockholders associated with "custody only" trading described above.

There are several risks associated with our proposed acquisition of XeQute Solutions, Inc.

If our Asset Purchase Agreement with XeQute Solutions, Inc. (described elsewhere in this Annual Report on Form 10-KSB) is amended and made effective and if our proposed acquisition of XeQute is subsequently consummated, such acquisition may present the following risks to our stockholders:

         o Our existing stockholders' interest and voting power in our company would be significantly reduced as a result of the transaction because we will be issuing Vertex Interactive Inc. shares of our Class A common stock representing 54% of the post-closing outstanding shares of JAG Media on a fully diluted basis, and in addition it would trigger the change-in-control provisions in the employment agreements of Messrs. Valinoti, Mazzarisi and Schoepfer, resulting in the issuance of new options to acquire shares of Class A common stock.

         o The existing JAG Media management team would also be entitled to severance payments upon a change-in-control of the company, the payment of which could adversely affect our financial condition.

         o Because XeQute is engaged in a different line of business than JAG Media, our operations may not be easily integrated and the combined business may never achieve profitability. The business strategy of the combined companies may not be received well by the financial community, and we may have difficulty raising additional capital in the future. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations.

         o We depend on the contacts of the existing JAG Media management team within the professional financial community for certain information that we provide to our subscribers. If these individuals resign from their executive officer and director positions in connection with the merger as anticipated and if they do not otherwise continue to be associated with the JAG Media business, our JAG Media business may suffer and we may be unable to attract, hire, train and retain qualified officers to manage this business and your investment in JAG Media could be adversely affected as a result.

         o If, as anticipated, a new board of directors consisting entirely of XeQute appointees is elected in connection with the merger, such persons may not possess the industry expertise necessary to build our subscriber base, offer new services or otherwise expand the JAG Media business.

If any of the foregoing risks are realized as a result of the transaction, you could lose all or part of your investment in our Class A common stock.

The value of your investment in JAG Media could decrease due to naked shorting of our Class A common shares.

Our Board of Directors believes, but cannot confirm, that the price of the shares of our Class A common stock currently trading on the Nasdaq OTC Bulletin Board may be artificially depressed due to abnormally high short selling by speculators who are not stockholders of JAG Media. Furthermore, our Board of Directors believes that speculators may be engaging in a practice commonly known as a "naked short" sale, which means that certain brokers may be permitting their short selling customers to sell shares their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. Consequently, there may be a substantial number of purchasers who believe they are stockholders of JAG Media but who in fact would not be stockholders since their brokers may never have received any shares of JAG Media for their account. Naked short selling can be illegal if done with the conscious intention of leaving the short position as a paper entry indefinitely. On June 20, 2002, we filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. Because naked shorting may result in an artificial depression of our stock price, you could lose all or part of your investment in our Class A common stock.

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

ITEM 3. LEGAL PROCEEDINGS


On June 20, 2002, JAG Media Holdings, Inc. and its President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was recently removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in the United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action is proceeding in the federal district court. The discovery process has begun, and the plaintiffs are currently pursuing document production and the names and locations of certain fact witnesses and corporate representatives. On October 1, 2003, the Court denied various motions to dismiss made on behalf of the defendants. However, in its ruling, the Court indicated that all motions to dismiss could have been granted in light of the defective pleadings made by plaintiffs and allowed plaintiffs 20 days to file an amended complaint to comply with certain pleading requirements of the Court. Plaintiffs filed an amended complaint within the required period.

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

                                                      High            Low
                                                     ------          ------
Fiscal Year 2000
----------------
First Quarter, ending October 31, 1999               $8.19            $5.38
Second Quarter, ending January 31, 2000               8.00             3.38
Third Quarter, ending April 30, 2000                  5.50             1.50
Fourth Quarter, ending July 31, 2000                  2.88             0.81

Fiscal Year 2001
----------------
First Quarter, ending October 31, 2000                2.13             0.94
Second Quarter, ending January 31, 2001               1.16             0.13
Third Quarter, ending April 30, 2001                  0.27             0.04
Fourth Quarter, ending July 31, 2001                  0.45             0.04

Fiscal Year 2002
----------------
First Quarter, ending October 31, 2001                0.32             0.05
Second Quarter, ending January 31, 2002               0.49             0.05
Third Quarter, through April 8 2002                   1.40             0.34

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

                                                      High             Low
                                                     ------          ------

April 9, 2002 through April 30, 2002                  $1.50          $0.50
Fourth Quarter, ending July 31, 2002                   0.82           0.23

Fiscal Year 2003
----------------
First Quarter, ending October 31, 2002                 0.51           0.21
Second Quarter, ending January 31, 2003                1.48           0.25
Third Quarter, ending April 30, 2003                   0.97           0.41
Fourth Quarter, ending July 31, 2003                   0.87           0.34

Fiscal Year 2004
----------------
First Quarter, ending October 31, 2003                 0.67           0.30
Second Quarter, through November 5, 2003               0.49           0.40

As of October 20, 2003, there were 1,535 stockholders of record of our Class A common stock. On November 5,2003, the closing bid price for our Class A common stock was $0.43.

Rights of  Security Holders

We have the authority to issue two hundred million (200,000,000) shares, of which: (i) one hundred fifty-five million (155,000,000) shares shall be Class A common stock, par value $0.00001; (ii) thirty million (30,000,000) shares shall be Class B common stock, par value $0.00001, of which three million (3,000,000) shares have been designated Series 1 Class B common stock, four hundred thousand (400,000) shares have been designated Series 2 Class B common stock, and forty thousand (40,000) shares have been designated Series 3 Class B common stock; and
(iii) fifteen million (15,000,000) shares shall be preferred stock.

As of July 31, 2003, we had (i) 40,212,882 shares of Class A common stock issued and outstanding, (ii) 1,031,143 shares of Series 1 Class B common stock issued and outstanding, (iii) 374,120 shares of Series 2 Class B common stock issued and outstanding, (iv) 20,000 shares of Series 3 Class B common stock issued and outstanding, and (v) no shares of preferred stock issued and outstanding.

General. Except as otherwise required by the laws of the State of Nevada or as otherwise provided in our Articles of Incorporation, as amended, each share of Class A common stock will have identical rights, preferences, privileges and restrictions as the existing common stock. The Series 1 Class B common stock will have identical rights, preferences, privileges and restrictions as the existing common stock except that each full share of Series 1 Class B common stock will be convertible, at the option of the holder, into one share of Class A common stock. In addition, all shares of Series 1 Class B common stock will be redeemable by JAG Media at any time. The redemption price for each share of Series 1 Class B common stock is equal to the closing price of one share of Class A common stock for the business day immediately prior to the date of redemption as quoted on the Nasdaq OTC Bulletin Board. At the option of our Board of Directors, we may pay the redemption price in either cash, shares of Class A common stock valued at the closing price of one share of Class A common stock for the business day immediately prior to the date of redemption or a combination thereof. Our Board of Directors is also authorized to issue other series of Class B common stock and preferred stock with the designation of each series and their rights, preferences, privileges and restrictions to be determined by our Board of Directors. All outstanding shares of Class A common stock, Series 1 Class B common stock and preferred stock, when validly issued, will be fully paid and non-assessable.

Voting. All shares of Class A common stock will be entitled to one vote on any matter to be voted on by the stockholders of JAG Media. Each share of Series 1 Class B common stock will be entitled to one vote on any matter to be voted on by the stockholders of JAG Media and shall vote together with the Class A common stock, except as provided by law. There is no provision in our Articles of Incorporation permitting cumulative voting. Under our Articles of Incorporation and the laws of the State of Nevada, only the affirmative vote of the holders representing a majority of the outstanding voting power of Class A common stock and Series 1 Class B common stock entitled to vote will be required to amend our Articles of Incorporation. The holders of shares of Series 2 Class B common stock and Series 3 Class B common stock are not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of JAG Media.

Mandatory Redemption. Each share of the Series 2 Class B common stock and Series 3 Class B common stock must be redeemed by JAG Media, to the fullest extent permitted by law, within six months (or as soon thereafter as permitted by law) following final resolution of our lawsuit against certain brokerage firms (JAG Media Holdings, Inc. v. A.G. Edwards & Sons et al) which is, as of the date of this resolution, pending in U.S. District Court for the Southern District of Texas or any successor or other lawsuit relating to the subject matter thereof in which JAG Media is named as a plaintiff, which date shall be determined by the Board of Directors. The redemption price for each share of the Series 2 Class B common stock shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing (a) ninety percent of the net proceeds to us of the lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Series 2 Class B common stock issued and outstanding as of the redemption date, which amount shall be rounded to the nearest whole cent. The redemption price for each share of the Series 3 Class B common stock shall be equal to the greater of (i) par value or (ii) .0025% of ten percent of the net proceeds to JAG Media of the lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount, which amount shall be rounded to the nearest whole cent. Redemption of the Series 2 Class B common stock and Series 3 Class B common stock would be subject to the restrictions set forth in Section 78.288 of the Nevada Revised Statutes which provides that a corporation may not make a distribution to its stockholders if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities. Share certificates shall be issued to represent the Series 2 Class B common stock and Series 3 Class B common stock which specify the number of shares represented by such certificate and the name of the beneficial owner of such shares. Shares of Series 2 Class B common stock and Series 3 Class B common stock may be transferred only on our books in person or by duly authorized attorney upon surrender of said certificate properly endorsed and specifying the new beneficial owner.

Dividends and Distributions. Each share of Class A common stock, Series 1 Class B common stock, Series 2 Class B common stock and Series 3 Class B common stock will be equal in respect to dividends and other distributions in cash, stock or property, including distributions in connection with any recapitalization and upon liquidation, dissolution, or winding up of JAG Media.

Mergers, Consolidations and Liquidation. Each holder of Class A common stock, Series 1 Class B common stock, Series 2 Class B common stock and Series 3 Class B common stock will be entitled to receive an equal amount per share consideration in the event of a merger, consolidation or liquidation.

Preemptive Rights. None of the Class A common stock, Series 1 Class B common stock, Series 2 Class B common stock or Series 3 Class B common stock will carry any preemptive rights enabling a holder to subscribe for or receive shares of JAG Media of any class or any other securities convertible into any class of our shares.

Other Series of Class B Common Stock. Our Board of Directors is authorized to issue new series of Class B common stock other than the Series 1 Class B common stock, Series 2 Class B common stock and Series 3 Class B common stock and the terms of any new series of Class B common stock, including dividend rates, conversion prices, voting rights, redemption prices and similar matters, shall be determined by our Board of Directors.

Preferred Stock. Our Board of Directors is authorized to issue the preferred stock and the terms of the preferred stock, including dividend rates, conversion prices, voting rights, redemption prices and similar matters, shall be determined by our Board of Directors.

Future Financings and Acquisitions. We have authorized 155,000,000 shares of Class A common stock, 30,000,000 shares of Class B common stock, of which 3,000,000 shares have been designated as Series 1 Class B common stock, 400,000 shares have been designated as Series 2 Class B common stock and 40,000 shares have been designated as Series 3 Class B common stock, and 15,000,000 shares of preferred stock. Therefore, our Board of Directors may issue additional shares of Class A common stock and Class B common stock and shares of preferred stock, from time to time in the future, for any proper corporate purpose, including public and private equity offerings, convertible debt offerings, stock splits, stock dividends, acquisitions, warrants, stock option plans, and funding of employee benefit plans. No further action or authorization by our stockholders would be necessary prior to the issuance of additional shares of Class A common stock or Class B common stock or the issuance of the preferred stock. The future issuance by us of shares of Class A common stock, Class B common stock or preferred stock may dilute the equity ownership position and the rights, preferences and privileges of existing stockholders. Unissued shares of common stock or preferred stock could be issued in circumstances that would serve to preserve control of our existing management.

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

Options

As of July 31, 2003, there were options outstanding to purchase an aggregate of 2,204,545 shares of our Class A common stock and 45,455 shares of our Series 1 Class B common stock at exercise prices ranging from $0.02 to $3.50 per share, subject to certain vesting requirements, at any time prior to various dates through March 2012, provided, however, that certain of these options will expire prior to such dates upon the termination of certain contracts with us.

Warrants

As of July 31, 2003, the following warrants to purchase shares of our Class A common stock and Series 1 Class B common stock were outstanding:

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

Dividend Policy

We have never paid any cash dividends on our Class A common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our Class A common stock. Payment of future cash dividends will be determined by our Board of Directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, our future credit arrangements may restrict the payment of dividends.

On March 18, 2003, we announced our intention to declare a special stock dividend.. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B common stock, par value $0.00001 per share, which was distributed by dividend to the our stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. For a further discussion of the foregoing stock dividend see the disclosure under the heading "Stock Dividend" on page 12 of this Annual Report on Form 10-KSB.

Recent Sale of Unregistered Securities

We have made the following sales of unregistered securities within the last three years:

Pursuant to a Subscription Agreement, dated as of September 25, 2003, Kuekenhof Partners purchased (a) 35,000 shares of our Class A common stock and (b) 1,500 shares of our Series 3 Class B common stock, par value $0.00001 per share, for a total consideration of $50,000.00. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

Pursuant to a Subscription Agreement, dated as of June 19, 2003, Bay Point Investment Partners LLC purchased (a) 1,282,675 shares of our Class A common stock and (b) 20,000 shares of our Series 3 Class B common stock, par value $0.00001 per share, for a total consideration of $422,000.00. In connection with the Bay Point private placement, we entered into a placement agent agreement pursuant to which we issued 128,267 shares of our Class A common stock as a placement agent fee. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. We have agreed to register the Class A common stock issued pursuant to the Subscription Agreement and Placement Agent Agreement on a registration statement to be filed with the Securities and Exchange Commission by the earlier of (a) ten (10) business days following the closing of the Company's proposed transaction with XeQute; (b) ten (10) business days following the termination of the XeQute transaction; or (c) one hundred twenty (120) days after the date of the Subscription Agreement. Accordingly, we are currently required to file a registration statement with the SEC registering the Class A shares issued to Bay Point pursuant to this Subscription Agreement.

Pursuant to a Subscription Agreement, dated as of December 10, 2002, Bay Point Investment Partners LLC purchased 1,136,364 shares of our Class A common stock for a total consideration of $500,000. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Bay Point represented and warranted to us that it was acquiring the shares of Class A common stock solely for its own account for investment, and not as a nominee for any other party, and not with a view to the distribution thereof or with any present intention of selling any thereof. Bay Point also represented to us that it was an "accredited investor" as defined in Rule 501 under the Securities Act.

As of April 9, 2002, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which it can put its shares of Class A common stock, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Westrock Advisors, Inc. a placement agent fee of 10,000 shares of its Class A common stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The investments under this Equity Line Purchase Agreement have been made in reliance upon Regulation D.

During the fiscal year ended July 31, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,623,266 shares of Class A common stock as a result of the exercise of put options under the equity line, and we received proceeds of $1,783,250, net of $101,750 of placement fees. The per share prices and the number of shares sold under the equity line during the period covered by this report are as follows:

             ------------------------------ --------------------------------
             Price Per Share             Number of Shares Sold
             --------------------------- --------------------------------
             $0.33                       757,576
             --------------------------- --------------------------------
             $0.27                       1,111,111
             --------------------------- --------------------------------
             $0.21                       2,380,952
             --------------------------- --------------------------------
             $0.456                      131,579
             --------------------------- --------------------------------
             $0.532                      939,850
             --------------------------- --------------------------------
             $0.91                       302,198
             --------------------------- --------------------------------
             $0.45 (Average Price)       5,623,266 (Total Shares Sold)
             --------------------------- --------------------------------

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

On August 17, 2001, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which it can put its shares, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Cornell Capital an investor's fee of 1,500,000 shares of its common stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The investments under this Equity Line Purchase Agreement were made in reliance upon Regulation D. From August 17, 2001 through July 31, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of common stock as a result of the exercise of put options under the equity line, and the Company received proceeds of $632,884, net of $38,575 of placement fees. The per share prices and the number of shares sold under the equity line are as follows:

       -------------------------------- --------------------------------
       Price Per Share                  Number of Shares Sold
       -------------------------------- --------------------------------
       $0.10                            316,873
       -------------------------------- --------------------------------
       $0.057                           555,918
       -------------------------------- --------------------------------
       $0.052                           480,769
       -------------------------------- --------------------------------
       $0.0475                          526,316
       -------------------------------- --------------------------------
       $0.1045                          956,938
       -------------------------------- --------------------------------
       $0.1948                          513,347
       -------------------------------- --------------------------------
       $0.1615                          522,916
       -------------------------------- --------------------------------
       $0.1567                          538,934
       -------------------------------- --------------------------------
       $0.1425                          663,796
       -------------------------------- --------------------------------
       $0.1615                          585,703
       -------------------------------- --------------------------------
       $.1178 (Average Price)           5,661,510 (Total Shares Sold)
       -------------------------------- --------------------------------

Our equity line purchase agreement, dated August 17, 2001, has been superseded by a new agreement with Cornell Capital dated as of April 9, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that appear elsewhere in this annual report on Form 10-KSB. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-KSB, particularly in "Risk Factors".

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as equipment and capitalized web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

We account for stock options, common stock and similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, we estimate the fair value of options using an option-pricing model (generally, the Black Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. We record such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are amortized to expense over the vesting period. In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model, we have estimated the life of options and/or warrants to be five years. Given an active trading market for our common stock, we estimate the volatility of our stock-based on week ending closing prices over a historical period of not less than one year.

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

Related party transactions

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on December 17, 2003 and bear interest at an annual rate that was retroactively increased from 2.69% to 9%. The additional interest resulting from the retroactive increase in the interest rate, which was not material, was recorded in the fourth quarter of the year ended July 31, 2003.

Year ended July 31, 2003 as compared to the year ended July 31, 2002

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes," including revenues generated from our strategic alliance with Track Data whereby Track Data offers its end users access to our JAGNotes product as part of a group of subscription services. JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. During the year ended July 31, 2003, subscription revenues decreased as compared to the year ended July 31 2002 with total subscription revenues for the comparable periods of approximately $386,000 and $625,000, respectively. This decrease is due to a lack of advertising and continued customer awareness.

While our revenues do include revenues from other sources, these other revenues are not material to our operations as a whole. In addition, we did not generate any significant revenues from our subsidiary, JAG Company Voice LLC ("Company Voice"), during the year ended July 31, 2003. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies, but is not currently being actively marketed by us.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site and payments to employees. During the year ended July 31, 2003, cost of revenues decreased by approximately $449,000 to approximately $697,000 from approximately $1,146,000 during the year ended July 31, 2002.

During the year ended July 31, 2002, consulting fees were approximately $802,000 as compared to approximately $592,000 for the year ended July 31, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options and warrants of approximately $720,000 and $543,000 for the years ended July 31, 2002 and 2003, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website offset by new consulting agreements associated with the anticipated launch of the Company Voice.

Costs associated with the maintenance and amortization of our website decreased by approximately $208,000 from $241,000 for the year ended July 31, 2002 to approximately $33,000 for the year ended July 31, 2003. The decrease results primarily from the fact that capitalized web site development costs were fully amortized or written off as of July 31, 2002 and, accordingly, we did not have a similar type charge during the year ended July 31, 2003.

In addition, costs associated with the transmission of our product over telephone and fax lines decreased from approximately $102,000 for the year ended July 31, 2002 to approximately $33,000 during the year ended July 31, 2003. Such decrease is associated with our overall decrease in fax subscription revenues.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the year ended July 31, 2003, selling expenses decreased approximately $34,000 to approximately $3,000 from their level of approximately $37,000 during the year ended July 31, 2002. This decrease results solely from our efforts to better contain costs.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses decreased approximately $969,000 during the year ended July 31, 2003 to approximately $2,226,000 from approximately $3,195,000 during the year ended July 31, 2002.

The decrease in general and administrative expenses is primarily attributable to the fact that during the year ended July 31, 2002 we recognized a non-cash charge of approximately $705,000 associated with the amortization of unearned compensation resulting from stock options granted to investment bankers during the year ended July 31, 2001 in exchange for exploring business expansion opportunities on our behalf.

The remainder of the decrease is attributable to our efforts to better contain costs.

Write-off of capitalized web site development costs:

During the year ended July 31, 2002, we recognized a charge of approximately $264,000 associated with the write-off of our capitalized web site development costs. Our web site was redesigned during 2001 to accommodate our webcast. As a result of the sale of JAGfn Broadband LLC, a former operating subsidiary, and the fact that we continue to incur net operating losses, the carrying value of the capitalized web site costs was deemed to be impaired under accounting principles generally accepted in the United States of America.

Net loss:

Primarily as a result of the above, we had a net loss of approximately $2,579,000 during the year ended July 31, 2003 as compared to a net loss of approximately $4,021,000 during the year ended July 31, 2002.

Liquidity and Capital Resources:

We only generated revenues of approximately $386,000 and $625,000 and incurred net losses of approximately $2,579,000 and $4,021,000 during the years ended July 31, 2003 and 2002, respectively. Our net losses include noncash charges for, among other things, the depreciation of equipment, the amortization of unearned compensation, the amortization and write-off of capitalized web site development costs and the issuance of common stock and stock options in exchange for services. Although we had net noncash charges totaling approximately $1,104,000 and $2,239,000 for the years ended July 31, 2003 and 2002, respectively, we still had cash flow deficiencies from operating activities of approximately $2,273,000 and $1,184,000 for the year ended July 31, 2003 and 2002, respectively. In addition, we believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2004. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least July 31, 2004 and that we will need to obtain additional equity or debt financing to sustain our operations until we can successfully market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our 2002 Equity Line Agreement described below or through other financing agreements to enable us to continue as a going concern through at least July 31, 2004. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

On August 12, 2003, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Interactive, Inc. ("Vertex") and its wholly-owned subsidiary, XeQute Solutions, Inc. ("XeQute"). Under the terms of the Asset Purchase Agreement, the Company would establish a newly formed wholly-owned subsidiary which would acquire the business of XeQute through the purchase of its assets and the assumption of its liabilities. XeQute is a provider of supply chain management technologies and services, including enterprise software systems and applications, software/hardware maintenance services and consulting services, which enable its customers to more effectively manage their order, inventory and warehouse requirements.

The Asset Purchase Agreement provides for a closing by October 31, 2003. Accordingly, neither party would now be required to close the transaction unless it chose to waive the closing date requirement. The parties have not contractually extended the permitted closing date pending confirmation of the availability of the financing described below. In the event that such financing is confirmed and we and the Sellers set a new closing date, the provisions of the Asset Purchase Agreement are described below.

Management of the Company cannot assure (i) an amendment extending the closing date (or a waiver thereof) will be entered into by the parties to permit consummation of the agreement, or (ii) if such amendment or waiver is provided, that the conditions to the proposed transaction with XeQute will be met, or
(iii) if such conditions are met, that the transaction will be consummated.

The closing of the Asset Purchase Agreement is subject to various conditions, including, among others, XeQute's ability to arrange a financing from which the Company will obtain $8,000,000 of proceeds upon terms and conditions satisfactory to the Company, Vertex and XeQute, the provision of specified financial information to the Company by XeQute and the ability of the parties to agree upon various specific terms of the Asset Purchase Agreement.

As consideration for the transfer of the assets and liabilities of XeQute, the Company would issue shares of its Class A common stock which upon issuance would represent 54% of its outstanding common stock on a fully diluted basis, and it would pay $3,500,000 out of proceeds of an $8,000,000 financing to be arranged by XeQute. The recipients of the shares of the Company's Class A common stock will be restricted from registering those shares for sale prior to one year after the closing of the financing agreements.

If the acquisition of XeQute is consummated, all of the executive officers and directors of the Company would resign from those positions. Although the executive officers and directors of the Company would become employees of or consultants to the combined companies, the combined companies would be managed and effectively controlled by the executive officers and directors of XeQute. In addition, the acquisition of 54% of the outstanding common stock of the Company on a fully diluted basis by Vertex would result in a change in control of the Company and, accordingly, the three senior executives of the Company would be entitled to specified severance payments and additional stock options (see Note
8).

We designated a new series of Class B common stock which was issued by dividend to our stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. Such shares of Series 2 Class B common stock are redeemable, which redemption by us shall be mandatory to the fullest extent permitted by laws within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. As of July 31, 2003, we have recorded $4 representing the par value of the 374,120 shares of Series 2 Class B common stock that are to be issued.

Our cash and cash equivalent position of approximately $423,000 as of July 31, 2003 results primarily from sales of shares of our common stock pursuant to an equity line agreement and to two private placements completed during the year ended July 31, 2003 described below.

On April 9, 2002, we entered into an equity line purchase agreement (the "2002 Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our Class A common stock from time to time at an aggregate purchase price of $10,000,000. The 2002 Equity Line Agreement became available to us on August 28, 2002, and will remain available for a period of 24 months thereafter unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000 and (ii) a requirement that at least five trading days must elapse before we can deliver a new put notice to Cornell Capital. We have issued 10,000 shares of our Class A common stock to a placement agent as of the effective date as consideration for their services in connection with the 2002 Equity Line Agreement.

During the year ended July 31, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,633,266 shares of Class A common stock and we received proceeds of $1,783,250 net of $101,750 of placement fees as a result of the exercise by us of put options pursuant to the 2002 Equity Line Agreement. As of July 31, 2003, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,115,000 through August 28, 2004.

During the first fiscal quarter of this year, we thought it would be prudent to diversify our sources of financing beyond our current private equity line. On December 10, 2002, we sold 1,136,364 shares of Class A common stock through a private placement and received proceeds of $475,000, net of a $25,000 placement fee.

On June 30, 2003, we sold 1,282,675 shares of Class A common stock and 20,000 shares of Series 3 Class B common stock through a second private placement and received proceeds of $422,000. In connection with the private placement, we issued 128,267 shares of Class A common stock as a placement fee.

In connection with the second private placement, we designated a new series of Class B common stock. Such shares of Series 3 Class B common stock are redeemable, which redemption by us shall be mandatory to the fullest extent permitted by laws within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms at a redemption price which is the greater of (i) par value or (ii) .0025% of ten percent of the net proceeds to the Corporation of the Lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount.

During the year ended July 31, 2003, options to purchase 319,600 shares of Class A common stock were exercised resulting in proceeds of $8,960.

On April 1, 2002, two of our executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on December 17, 2003 and bear interest at an annual rate that was retroactively increased from 2.69% to 9%. The additional interest resulting from the retroactive increase in the interest rate, which was not material, was recorded in the fourth quarter of the year ended July 31, 2003.

In addition, during the year ended July 31, 2003, we issued 1,395,604 shares of Class A common stock with a fair value of $831,141 in exchange for services.

During the year ended July 31, 2003, we used cash of approximately $2,273,000 in our operations of which approximately $744,000 was used to reduce accounts payable and accrued expenses and the remainder to primarily fund our net loss.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2003 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended July 31, 2003 and 2002 or that they will have a significant effect at the time they become effective.


ITEM 7. FINANCIAL STATEMENTS

The financial statements of JAG Media provided pursuant to Item 7 of Form 10-KSB are attached separately at the rear of this Annual Report on Form 10-KSB. Please see the index below.

                          Index to Financial Statements

                                                                         PAGE

Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheet
     July 31, 2003                                                        F-3

Consolidated Statements of Operations
     Years Ended July 31, 2003 and 2002                                   F-4

Consolidated Statements of Changes in Stockholders'
  Equity (Deficiency)
     Years Ended July 31, 2003 and 2002                                 F-5/6

Consolidated Statements of Cash Flows
     Years Ended July 31, 2003 and 2002                                   F-7

Notes to Consolidated Financial Statements                              F-8/26


                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the fiscal year ended July 31, 2003, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing summarizing and recording thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the most recent fiscal quarter, there has not occurred any change in JAG Media's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, JAG Media's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Following is certain information about our executive officers and directors.

Gary Valinoti, age 45, was a co-founder of the predecessor to JAG Media Holdings, Inc. and has served as our President and Chief Executive Officer and as a member of our Board of Directors since March 1999. Mr. Valinoti has been a member of our Board of Directors since July 1999. From August 1992 until March 1999 Mr. Valinoti served as President, and as a member of the Board of Directors, of JagNotes, Inc., the company that produced the JAGNotes fax service throughout that period. Prior to his involvement with JagNotes, Inc., Mr. Valinoti held positions with various firms in the securities industry including Mosely, Hallgarten, Estabrook & Weeden where he was involved in institutional and currency trading, and started the firm's arbitrage department. Mr. Valinoti attended Wagner College.

Thomas J. Mazzarisi, age 46, has served as our Executive Vice President and General Counsel since March 1999. Mr. Mazzarisi has also served as our Chief Financial Officer since November 9, 2001. Mr. Mazzarisi has been a member of our Board of Directors since July 1999. From 1997 until joining JAG Media Holdings, Inc., Mr. Mazzarisi practiced law from his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.

Stephen J. Schoepfer, age 44, has served as our Executive Vice President, Chief Operating Officer and Secretary since July 1999. Mr. Schoepfer has been a member of our Board of Directors since July 1999. Prior to joining the Company in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal 2003, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

                                 CODE OF ETHICS

We have adopted a Code of Ethics (our "Code of Ethics") that applies to our chief executive officer and chief financial officer. Our Code of Ethics is located on our website (www.jagnotes.com) . Any amendments or waivers to our Code of Ethics will be promptly disclosed on our web site as required by applicable laws, rules and regulations of the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth certain summary information regarding compensation paid to our Chief Executive Officer and certain executive officers for services rendered during the fiscal years ended July 31, 2001, 2002 and 2003. Except as listed in the table below, no executive officer holding office in fiscal year 2003 received total annual salary and bonus exceeding $100,000. No such officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation not reflected below.



                                                          Annual Compensation
                                                          --------------------
                                                                                                 Long-Term
                                                                                                Compensation
                                                                                               Common Shares
                                                                                   Other         Subject to
                                    Fiscal                                        Annual          Options         All Other
Name and Principal Position          Year           Salary         Bonus        Compensation      Granted        Compensation
---------------------------        -------          ------         ------       ------------    --------------   ------------
Gary Valinoti, President,           2003           $150,000         --             --              --                  --
Chief Executive Officer,
President and director              2002           $150,000         --             --          1,000,000(1)

                                    2001           $150,000         --             --            900,000(2)            (3)


Stephen J. Schoepfer,               2003           $150,000         --             --              --                  --
Executive Vice President,
Chief Operating Officer and         2002           $150,000         --             --          1,000,000(1)
Secretary
                                    2001           $150,000          --            --            900,000(2)            (3)


Thomas J. Mazzarisi,                2003           $150,000         --             --              --                  --
Executive Vice President,
Chief Financial Officer and         2002           $150,000         --             --          1,000,000(1)            --
General Counsel
                                    2001           $150,000         --             --            900,000(2)            (3)


Raymond G. Taylor,                  2003                 --         --             --             --                   --
(Mr. Taylor served as Chief
Financial Officer of JAG            2002            $25,000         --             --             --                   --
Media Holdings, Inc. from
April 1, 2001 to November 9,        2001            $65,000          --            --             --                   --
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

Option Grants in Fiscal Year 2003

No freestanding SARs or restricted stock awards were granted to, or exercised by, any of our named executive officers during the fiscal year ended July 31, 2003.

The following table sets forth information regarding options to acquire shares of our common stock granted under our Long-Term Incentive Plan to our Chief Executive Officer and our other three executive officers as of July 31, 2003.

                OPTION GRANTS IN PERIOD BEGINNING AUGUST 1, 2002
                            AND ENDING JULY 31, 2003

                                              Percentage of
                                                  Total
                                           Options Granted to
                                                Employees
                                              in the period
                              Number of         beginning
                              Securities   August 1, 2002 and
                              Underlying          ended             Exercise or
                               Options           July 31,          Base Price Per     Market Price on
Name                           Granted             2003             ($/Share)         the Date of Grant    Expiration Date
----                           -------     ------------------       ---------         -----------------    ---------------

Gary Valinoti                        0                *                  *                  *                    *
Stephen J. Schoepfer                 0                *                  *                  *                    *
Thomas J. Mazzarisi                  0                *                  *                  *                    *

------------------
*        Not applicable.


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

We did not reprice any stock options during our fiscal year ended July 31, 2003.

Equity Compensation Plan Information as of July 31, 2003.

----------------------------------------------------- --------------------- --------------------- --------------------
                                                                                                       Number of
                                                                                                      securities
                                                                                                       remaining
                                                                                                     available for
                                                           Number of                                future issuance
                                                        securities to be                             under equity
                                                          issued upon         Weighted average    compensation plans
                                                          exercise of        exercise price of        (excluding
                                                          outstanding           outstanding           securities
                                                       options, warrants     options, warrants       reflected in
                                                           and rights            and rights           column (a))
                                                              (a)                   (b)                   (c)
----------------------------------------------------- --------------------- --------------------- --------------------
Equity compensation plans approved by security
holders..............................................   Not applicable          Not applicable        Not applicable
----------------------------------------------------- --------------------- --------------------- --------------------
1999 Long-Term Incentive Plan (not approved by
security holders)....................................     1,750,000             $ .02                  4,250,000(1)
----------------------------------------------------- --------------------- --------------------- --------------------
Individual Compensation Arrangements (not approved
by security holders).................................     1,835,000(2)          $4.04                          0
----------------------------------------------------- --------------------- --------------------- --------------------
                  Total..............................     3,585,000             $ .34                  4,250,000(1)
----------------------------------------------------- --------------------- --------------------- --------------------


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

(2) See Note 5 to Financial Statements.

Option Exercises in Fiscal Year 2003.


The following table sets forth certain information regarding the stock options exercised during the fiscal year ended July 31, 2003 and the stock options held as of July 31, 2003 by our Chief Executive Officer and our other three executive officers.



                AGGREGATE OPTION EXERCISES IN 2003 OPTION VALUES

-------------------------- ------------ ------------- ------------------------------------- -----------------------------------
                             Shares                     Number of Shares Underlying         Value of Unexercised In-the-Money
                            Acquired                Unexercised Options at July 31, 2003       Options at July 31, 2003
                             on          Value      ------------------------------------    ----------------------------------
          Name             Exercise     Realized    Exercisable       Unexercisable         Exercisable      Unexercisable
          ----             ---------    --------    -----------       -------------         -----------      -------------
Gary Valinoti              0            0                1,000,000           0                 $520,000              0
Stephen J. Schoepfer       250,000      $289,171          250,000            0                  $62,500              0
Thomas J. Mazzarisi        0            0                 500,000            0                 $260,000              0
-------------------------- ------------ ------------- -------------- ------------------- ---------------- ------------------

During January 2003, Mr. Schoepfer exercised options to purchase 250,000 shares of our common stock.

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

The maximum number of shares that may be subject to outstanding awards under the plan will not exceed 6,000,000 shares of Class A common stock. As of July 31, 2003, there were a total of 1,750,000 shares of common stock subject to outstanding options granted under the plan. These options have an exercise price of $0.02 per share. As a result of the recapitalization which was effected on April 8, 2002, the foregoing options are now exercisable into 1,750,000 shares of Class A common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of October 20, 2003 (except as otherwise indicated) by (i) each person known by JAG Media to be the beneficial owner of more than 5% of our Class A common stock, (ii) each director and nominee to be a director,
(iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. The address of each of the beneficial owners named below is: c/o JAG Media Holdings, Inc., 6865 SW 18th Street, Suite B-13, Boca Raton, Florida 33433.

Name and Address of Beneficial Owner                  Number of Shares Beneficially Owned       Percentage of Class(2)
------------------------------------                  -----------------------------------       ----------------------
Gary Valinoti (President, CEO and Director)                    5,087,000(1)(3)(4)                          12.1%
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433

Thomas Mazzarisi (Executive Vice President,                      610,000(1)(5)                              1.5%
Chief Financial Officer, General Counsel and
Director)
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433

Stephen Schoepfer (Executive Vice President,                     325,000(1)(6)                                 *
Chief Operating Officer and Director)
6865 SW 18th Street, Suite B13, Boca Raton,
Florida 33433

All executive officers and directors as a                        6,022,000                                14.1%
group (3 persons)

-----------------------------
*  Less than one percent

         (1) Assumes the conversion of all Series 1 Class B common shares into Class A common shares on a one-for-one basis.

         (2) Based on 40,628,184 shares of Class A common stock issued and outstanding as of October 20, 2003, plus the number of shares of Class A common stock which the beneficial owner has the right to acquire within 60 days, if any.

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

         (6) Includes 250,000 shares of Class A common stock issuable upon the exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Officers of the Company.

On April 1, 2002, Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel, loaned us $200,000 out of proceeds that he received from the sale of shares of our common stock in the open market. The loan is subject to the terms and conditions of an unsecured promissory note issued by us to Mr. Mazzarisi on such date. On October 14, 2003, Mr. Mazzarisi agreed to extend the maturity date of the note to the earlier of (i) December 17, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan. In exchange for this extension, we agreed to increase the interest rate of the notes from 2.69% to 9.0% retroactively to April 1, 2002.

On April 1, 2002, Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer, loaned us $200,000 out of proceeds that he received from the sale of shares of our common stock in the open market. The loan is subject to the terms and conditions of an unsecured promissory note issued by us to Mr. Schoepfer on such date. On October 14, 2003, Mr. Schoepfer agreed to extend the maturity date of the note to the earlier of (i) December 17, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan. In exchange for this extension, we agreed to increase the interest rate of the notes from 2.69% to 9.0% retroactively to April 1, 2002.

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

Exhibit
  No.     Description
--------  -----------

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

3.2 Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Secretary of State of the State of Nevada on April 8, 2002. (16)

3.3      Certificate of Designation of the Series 3 Class B Common Stock (27)

3.4      Bylaws of Registrant (2)

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

4.14 Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (16)

4.15 Stock Purchase Warrant to acquire 1,000,000 shares of common stock issued to FAS Holdings, Inc. as of April 9, 2002. (18)

4.16 Amendment, dated June 26, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (20)

4.17 Amendment, dated June 26, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (20)

4.18 Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (21)

4.19 Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (21)

4.20 Amendment, dated January 31, 2003 to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (25)

4.21 Amendment, dated January 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (25)

4.22 Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (26)

4.23 Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (26)

4.24 Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.25 Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

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

10.28 Affiliate Order, dated February 22, 2002, by and between JAG Company Voice LLC and Freerealtime.com Inc. (19)

10.29 Affiliate Order, dated February 21, 2002, by and between JAG Company Voice LLC and Zacks Investment Research. (19)

10.30 Waiver of Section 5.5 of Equity Line Purchase Agreement, dated June 18, 2002, executed by Cornell Capital Partners, L.P. (20)

10.31 Consulting Agreement, dated June 12, 2002, between the Registrant and Walsh Organization, Inc.

10.32 Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary Valinoti and the Law Firm of O'Quinn, Laminack & Pirtle.

10.33 Subscription Agreement, dated December 10, 2002, between the Registrant and Bay Point Investment Partners LLC. (22)

10.34 Placement Agent Agreement, dated December 10, 2002, between the Registrant and RMC 1 Capital Markets, Inc. (22)

10.35 Letter Agreement, dated December 9, 2002, between the Registrant and HPC Capital Management. (24)

10.36 Subscription Agreement, dated as of June 19, 2003, between the Registrant and Bay Point Investment Partners LLC, as amended on August 12, 2003. (27)

10.37 Placement Agent Agreement, dated as of June 19, 2003, between the Registrant and RMC 1 Capital Markets, Inc. , as amended on August 12, 2003. (27)

10.38 Asset Purchase Agreement, dated August 12, 2003, by and among the Registrant, Vertex Interactive, Inc., XeQute Solutions PLC and XeQute Solutions, Inc. (27)

10.39 Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P.

14.1     Code of Ethics.

21.1     Subsidiaries of Registrant.

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

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

(19) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on July 8, 2002.

(20) Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form SB-2 filed on August 2, 2002.

(21) Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 13, 2002.

(22) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on January 9, 2003.

(23) Previously filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2003.

(24) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2003.

(25) Previously filed as an exhibit to Amendment No. 1 t our Registration Statement on Form SB-2 filed on February 24 2003.

(26) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on June 16, 2003. (27) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 13, 2003.

(b)      Reports on Form 8-K

We filed the following four Current Reports on Form 8-K during the last quarter of the fiscal year ended July 31, 2003:

         o May 1, 2003: Form 8-K filed attaching press release relating to status of stock dividend and amendment to Letter of Intent with OIL@WORK Group, Inc.

         o May 28, 2003: Form 8-K filed attaching press release relating to status of stock dividend.

         o May 30, 2003: Form 8-K filed attaching amendment to Letter of Intent with OIL@WORK Group, Inc.

         o August 13, 2003: Form 8-K filed attaching Asset Purchase Agreement relating to XeQute acquisition, press release regarding same, Certificate of Designation for Series 3 Class B common stock, Subscription Agreement with Bay Point Investment Partners LLC and Placement Agent Agreement with RMC 1 Capital Markets, Inc.

         o August 21, 2003:Form 8-K/A filed attaching corrected version of Asset Purchase Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for the fiscal years ended July 31, 2002 and 2003 for professional services rendered by J.H. Cohn LLP for the audit of the our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $82,580 and $67,634, respectively.

Audit Related Fees.

The aggregate fees billed for the fiscal years ended July 31, 2002 and 2003 for assurance and related services rendered by J.H. Cohn LLP related to the performance of the audit or review of our financial statements were $51,700 and $29,153, respectively.

Tax Fees.

The aggregate fees billed for the fiscal years ended July 31, 2002 and 2003 for services rendered by J.H. Cohn LLP in connection with the preparation of our federal and state tax returns were $8,525 and $3,855, respectively.

                    JAG Media Holdings, Inc. and Subsidiaries




                          Index to Financial Statements


                                                                    PAGE
                                                                    ----

Report of Independent Public Accountants                             F-2

Consolidated Balance Sheet
     July 31, 2003                                                   F-3

Consolidated Statements of Operations
     Years Ended July 31, 2003 and 2002                              F-4

Consolidated Statements of Changes in Stockholders'
  Equity (Deficiency)
     Years Ended July 31, 2003 and 2002                            F-5/6

Consolidated Statements of Cash Flows
     Years Ended July 31, 2003 and 2002                              F-7

Notes to Consolidated Financial Statements                         F-8/26



                                      * * *

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders
JAG Media Holdings, Inc.


We have audited the accompanying consolidated balance sheet of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended July 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2003, and their results of operations and cash flows for the years ended July 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and it had working capital and stockholders' deficiencies as of July 31, 2003. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                           J.H. Cohn LLP

Roseland, New Jersey
November 1, 2003

                    JAG Media Holdings, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                  July 31, 2003

               Assets
               ------

Current assets:
    Cash and cash equivalents                                      $    423,217
    Accounts receivable, net of allowance for doubtful accounts
        of $7,500                                                         5,160
    Other current assets                                                 83,785
                                                                   ------------
           Total current assets                                         512,162

Equipment, net of accumulated depreciation of $145,065                   25,492
                                                                   ------------

           Total                                                   $    537,654
                                                                   ============

     Liabilities and Stockholders' Deficiency
     ----------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                          $    154,729
    Deferred revenues                                                    44,729
    Notes payable to officers                                           400,000
                                                                   ------------
           Total liabilities                                            599,458
                                                                   ------------

Mandatorily redeemable Class B common stock; par value $.00001 per share:
    400,000 shares designated as Series 2; 374,120 shares
        issued and outstanding                                                4
    40,000 shares designated as Series 3; 20,000 shares issued
        and outstanding                                                       -
                                                                   ------------
           Total                                                              4
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share; 15,000,000
        shares authorized; none issued                                        -
    Class A common stock, par value $.00001 per share;
        155,000,000 shares authorized; 40,212,882 shares
        issued and outstanding                                              402
    Class B common stock, par value $.00001 per share;
        30,000,000 shares authorized; 3,000,000 shares designated
        as Series 1; 1,031,143 shares issued and outstanding                 10
    Additional paid-in capital                                       41,217,522
    Unearned compensation                                              (140,884)
    Accumulated deficit                                             (41,138,858)
                                                                   ------------
           Total stockholders' deficiency                               (61,808)
                                                                   ------------

           Total                                                   $    537,654
                                                                   ============


See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                       Years Ended July 31, 2003 and 2002



                                                       2003            2002
                                                   ------------    ------------
Revenues                                           $    385,881    $    624,674
                                                   ------------    ------------

Operating expenses:
    Cost of revenues                                    697,027       1,146,351
    Selling expenses                                      3,174          36,952
    General and administrative expenses               2,225,597       3,194,874
    Write-off of capitalized web site
      development costs                                                 263,754
                                                   ------------    ------------
        Totals                                        2,925,798       4,641,931
                                                   ------------    ------------

Loss from operations                                 (2,539,917)     (4,017,257)

Other income (expense):
    Interest income                                       5,466
    Interest expense                                    (44,284)         (3,596)
                                                   ------------    ------------

Net loss                                           $ (2,578,735)   $ (4,020,853)
                                                   ============    ============


Basic net loss per share                           $       (.07)   $       (.15)
                                                   ============    ============


Basic weighted average common shares outstanding     37,709,338      26,644,876
                                                   ============    ============


See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                       Years Ended July 31, 2003 and 2002

                                                 Common Stock
                                    ---------------------------------------
                                          Class A        Series 1 Class B
                                    -------------------- ------------------  Additional
                                     Number of           Number of             Paid-in     Unearned     Accumulated
                                      Shares      Amount   Shares    Amount    Capital    Compensation     Deficit        Total
                                    ----------    ------ ----------  ------  -----------  ------------  ------------   ------------
Balance, August 1, 2001              17,557,097   $176   1,755,710     $17  $35,669,723   $(975,090)    $(34,539,270) $   155,556

Sales of common stock pursuant
   to equity financing agreement,
   net of expenses of $38,575         6,510,465     65     651,045       7      632,812                                   632,884

Effects of issuance of common
   stock in exchange for services     1,338,006     13     108,801       1      877,376    (609,300)                       268,090

Effects of issuance of stock
   options in exchange for services                                             561,544                                   561,544

Options exercised                     3,427,125     34                          144,819                                   144,853

Effects of cancellation of stock
   options previously issued in
   exchange for services                                                       (189,000)    189,000

Amortization of unearned
   compensation                                                                           1,013,958                      1,013,958

Effects of conversion of Series 1
   Class B common stock into
   Class A common stock                 834,401      8    (834,401)     (8)

Net loss                                                                                                 (4,020,853)    (4,020,853)
                                     ----------    ---   ---------     ----  ----------  ----------    ------------    -----------
Balance, July 31, 2002               29,667,094    296   1,681,155      17   37,697,274   (381,432)     (38,560,123)   (1,243,968)

                    JAG Media Holdings, Inc. and Subsidiaries

     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                       Years Ended July 31, 2003 and 2002


                                                Common Stock
                                    -------------------------------------
                                         Class A         Series 1 Class B
                                    ------------------  -----------------   Additional
                                    Number of           Number of            Paid-in      Unearned     Accumulated
                                     Shares     Amount   Shares    Amount    Capital     Compensation    Deficit          Total
                                    ----------  ------  ---------  ------  ------------  ------------   ------------    ---------
Sales of common stock pursuant
    to equity financing agreement,
    net of expenses of $101,750       5,633,266  $  57                     $  1,783,193                                $ 1,783,250

Sales of Class A common stock
    and 20,000 shares of redeemable
    Series 3 Class B common stock
    through private placements,
    net of expenses of $25,000        2,547,306     25                          896,975                                    897,000

Effects of issuance of common
    stock in exchange for services    1,395,604     14                          831,127   $(366,309)                       464,832

Options exercised                       319,600      3                            8,957                                      8,960

Amortization of unearned
    compensation                                                                            606,857                        606,857

Effects of conversion of Series 1
    Class B common stock into
    Class A common stock                650,012      7    (650,012)   $(7)

Stock dividend payable in
    374,120 shares of redeemable
    Series 2 Class B
    common stock                                                                     (4)                                        (4)

Net loss                                                                                                 $ (2,578,735)  (2,578,735)
                                    -----------   ----   ---------    ---   -----------   ----------     -------------  -----------
Balance, July 31, 2003               40,212,882   $402   1,031,143    $10   $41,217,522   $(140,884)     $(41,138,858)  $  (61,808)
                                    ===========   ====   =========    ===   ===========   ==========     =============  ===========


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                       Years Ended July 31, 2003 and 2002


                                                                      2003           2002
                                                                  -----------    -----------
Operating activities:
     Net loss                                                     $(2,578,735)   $(4,020,853)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Provision for doubtful accounts                                2,750          4,750
         Depreciation                                                  29,206         38,910
         Amortization of unearned compensation                        606,857      1,013,958
         Amortization of capitalized web site development costs                       87,917
         Write-off of capitalized web site development costs                         263,754
         Effects of issuances of common stock and stock options
              in exchange for services                                464,832        829,634
         Changes in operating assets and liabilities:
              Accounts receivable                                      11,415         17,009
              Other current assets                                    (15,000)        30,835
              Accounts payable and accrued expenses                  (743,770)       634,998
              Deferred revenues                                       (50,655)       (84,980)
                                                                  -----------    -----------
                  Net cash used in operating activities            (2,273,100)    (1,184,068)
                                                                  -----------    -----------

Financing activities:
     Proceeds from notes payable to officers                                         400,000
     Net proceeds from private placements of common stock
         and warrants                                               2,680,250        632,884
     Proceeds from exercise of stock options                            8,960        144,853
                                                                  -----------    -----------
                  Net cash provided by financing activities         2,689,210      1,177,737
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  416,110         (6,331)

Cash and cash equivalents, beginning of year                            7,107         13,438
                                                                  -----------    -----------

Cash and cash equivalents, end of year                            $   423,217    $     7,107
                                                                  ===========    ===========



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

             The Company commenced operations in 1989 and its subscribers were initially limited primarily to institutional investors. During the year ended July 31, 2000, the Company opened its web site and began targeting retail subscribers in an effort to expand its subscriber base. During the year ended July 31, 2001, the Company started and sold advertiser-based webcast operations. On January 4, 2002, a subsidiary, JAG Company Voice LLC, was formed to provide small to medium sized companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format; however, it had not conducted any significant operations as of July 31, 2003.

             Prior to February 21, 2002, JAG Media Holdings, Inc. was known as JagNotes.com Inc. As further explained in Note 5, on February 21, 2002, the stockholders of the Company approved an amendment to the articles of incorporation pursuant to which the name of the Company was changed and another amendment that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on April 8, 2002. Pursuant to the recapitalization plan, the Company issued 1 share of Class A common stock and .1 share of Class B common stock designated as Series 1 Class B common stock in exchange for every 1.1 shares of common stock outstanding prior to the recapitalization.

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


Note 2 - Basis of presentation and summary of significant accounting policies:

           Basis of presentation:
             The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $386,000 and $625,000, and it incurred net losses of approximately $2,579,000 and $4,021,000 and cash flow deficiencies from operating activities of approximately $2,273,000 and $1,184,000 during 2003 and 2002, respectively. The Company had a cash balance of only $423,000, a working capital deficiency of $87,000 and a stockholders' deficiency of approximately $62,000 as of July 31, 2003. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

             The reduction of approximately $1,442,000 in the net loss for the year ended July 31, 2003 from the net loss for the year ended July 31, 2002 was primarily as a result of management's efforts to better control costs and expenses and nonrecurring charges recorded in the prior year. The net losses included net noncash charges of approximately $1,104,000 and $2,239,000 for the years ended July 31, 2003 and 2002, respectively, primarily for the depreciation of equipment, the amortization of unearned compensation, the amortization and write-off of capitalized web site development costs and the issuance of common stock and stock options in exchange for services.

             Although the Company's net losses have been substantially reduced and those net losses included substantial net noncash charges, management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least July 31, 2004 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 2 - Basis of presentation and summary of significant accounting policies (continued):

          Basis of presentation (concluded):
             As further explained in Note 4, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. This equity line became available in August 2002 and expires in August 2004. As of July 31, 2003, the Company had received gross proceeds of $1,885,000 from the exercise of "put" options under this equity line. Although the timing and amount of the required purchases under the agreement, as amended, are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 and the ability of the investment partnership to fund the purchases.

             Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least July 31, 2004. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

           Impairment of long-lived assets:
             The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as equipment and capitalized web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

           Stock-based compensation:
             The Company accounts for stock options, common stock and other similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company estimates the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets criteria set forth in SFAS 123 and common stock using its market value. It records such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are amortized to expense over the vesting period.

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

           Net earnings (loss) per share:
             The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 2 - Basis of presentation and summary of significant accounting policies
           (concluded):

           Net earnings (loss) per share (concluded):
             As of July 31, 2003, there were options and warrants outstanding for the purchase of a total of 3,585,000 shares of Class A and Series 1 Class B common stock (see Note 5). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 2003 and 2002 and the assumed effects of the exercise of all of the Company's stock options and warrants that were outstanding during all or part of those years would have been anti-dilutive.

             As explained in Note 1, the recapitalization in April 2002 was effectively equivalent to a stock split. However, the numbers of common shares and the per share amounts reflected in the accompanying consolidated financial statements and these notes prior to the recapitalization are equivalent to the numbers of Class A common shares and the per share amounts after the recapitalization on a fully diluted basis assuming the conversion of the Series 1 Class B common stock and, accordingly, the recapitalization did not have any overall effect on per share amounts.

           Recent accounting pronouncements:
             The Financial Accounting Standards Board, the Emerging Issues Task Force (the "EITF") and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants have issued certain accounting pronouncements as of July 31, 2003 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2003 and 2002, and it does not believe that any of those pronouncements will have a significant impact on the Company's consolidated financial statements at the time they become effective.


Note 3 - Income taxes:
             As of July 31, 2003, the Company had net operating loss carryforwards of approximately $25,436,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2023.

             As of July 31, 2003, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                     Deferred revenues, net             $     18,000
                     Unearned compensation                 2,123,000
                     Net operating loss carryforwards     10,159,000
                                                        ------------
                                                          12,300,000
                     Less valuation allowance            (12,300,000)
                                                        ------------
                         Total                          $       --
                                                        ============

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 3 - Income taxes (concluded):
             Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2003.

             The Company had also offset the potential benefits of approximately $11,653,000 and $13,749,000 from its net deferred tax assets by equivalent valuation allowances as of July 31, 2002 and 2001, respectively. As a result of an increase in the valuation allowance of approximately $647,000 during 2003 and a decrease in the valuation allowance of $2,096,000 during 2002, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

             Although the Company had a net loss in 2002, net deferred tax assets and the offsetting valuation allowance decreased during that period primarily as a result of the cancellation of unexercised options and warrants (see Note 5) and the related reduction in temporary differences attributable to the amounts of unearned compensation recorded for financial statement and tax purposes.


Note 4 - Equity financing agreements with Cornell Capital Partners, L.P.:
             On August 17, 2001, the Company entered into an equity line purchase agreement (the "Original Equity Line Agreement") with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company had, in effect, "put" options whereby, subject to certain conditions, it had been able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value and average daily trading volume of its shares. The maximum aggregate purchase price under the Original Equity Line Agreement was $10,000,000. The Original Equity Line Agreement was initially scheduled to expire on September 27, 2004. However, it was terminated and replaced by another agreement with the investment partnership on April 9, 2002 as further described below.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 4 - Equity financing agreements with Cornell Capital Partners, L.P.
           (continued):
             Cornell Capital received 1,500,000 shares of the Company's common stock (1,363,637 and 136,363 Class A and Series 1 Class B shares, respectively) as of August 17, 2001 as additional consideration for entering into the Original Equity Line Agreement and certain principals of Cornell Capital agreed to surrender for cancellation outstanding warrants for the purchase of a total of 690,000 shares of the Company's common stock (627,273 and 62,727 Class A and Series 1 Class B shares, respectively) that had been issued for consulting services (the fair value of those warrants of $1,415,000, as determined by the Black-Scholes option-pricing model at the date of issuance, had already been charged to expense). Cornell Capital was also entitled to a cash fee equal to 5% of the gross proceeds received by the Company in connection with each put. The 1,500,000 shares of the Company's common stock issued to Cornell Capital had an approximate fair market value of $240,000 and the warrants for the purchase of 690,000 shares that were cancelled had an approximate fair market value of $90,000 as of August 17, 2001. However, the Company did not record the fair values of the 1,500,000 shares that were issued and the warrants to purchase 690,000 shares that were cancelled in connection with the Original Equity Line Agreement since recording such values would have resulted in equivalent increases and decreases in additional paid-in capital and would not have resulted in a charge to any asset, liability or expense account.

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

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements




Note 4 - Equity financing agreements with Cornell Capital Partners, L.P.
           (concluded):
             On April 9, 2002, the Company entered into a new equity line purchase agreement (the "New Equity Line Agreement") with Cornell Capital pursuant to which the Company has, in effect, new put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its Class A common stock from time to time at an aggregate purchase price of $10,000,000. The New Equity Line became available on August 28, 2002 when a registration statement under the Securities Act of 1933 (the "Act") filed by the Company for the registration of the shares issuable to Cornell Capital became effective. The Company was required to issue 10,000 shares of its Class A common stock to placement agents as of the effective date as consideration for their services in connection with the New Equity Line Agreement. The term of the New Equity Line Agreement will extend for 24 months unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

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

             During the year ended July 31, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,623,266 shares of Class A common stock and the Company received proceeds of $1,783,250, net of $101,750 of placement fees as a result of the exercise by the Company of put options pursuant to the New Equity Line Agreement. The Company was also required to issue an additional 10,000 shares of Class A common stock to placement agents in connection with the sale of the shares. As of July 31, 2003, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the New Equity Line Agreement at an aggregate purchase price of $8,115,000 through August 28, 2004.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 5 - Other issuances of common stock, warrants and stock options:
           Amendments to articles of incorporation:
             On February 21, 2002, the stockholders of the Company approved an amendment to the articles of incorporation that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on April 8, 2002. Pursuant to the recapitalization plan, (i) the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 100,000,000 shares to 200,000,000 shares with a par value of $.00001 per share, of which 15,000,000 shares became authorized for issuance as preferred stock, 155,000,000 shares became authorized for issuance as Class A common stock and 30,000,000 shares became authorized for issuance as Class B common stock; and (ii) the Company issued 1 share of Class A common stock and .1 share of Class B common stock designated as Series 1 Class B common stock in exchange for every 1.1 shares of common stock outstanding prior to the recapitalization. As explained in Note 1, the recapitalization was effectively equivalent to a stock split and the numbers of shares of common stock outstanding before the recapitalization have been retroactively restated in the accompanying consolidated financial statements and these notes as an equivalent number of shares of Class A common stock and Series 1 Class B common stock.

           Mandatorily redeemable Class B common stock:
             On March 18, 2003 and June 30, 2003, the Company's Board of Directors approved the designation of 400,000 shares and 40,000 shares of Class B common stock, par value $.00001 per share, as "Series 2 Class B common stock" and "Series 3 Class B common stock," respectively. The Company's Board of Directors also declared a special stock dividend on March 18, 2003 for the distribution of shares of Series 2 Class B common stock to owners of the Company's Class A common stock as of the record date, April 14, 2003, in a ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock owned. As of July 31, 2003, a total of 374,120 shares of Series 2 Class B common stock were outstanding as a result of the stock dividend. On June 30, 2003, the Company issued 20,000 shares of Series 3 Class B common stock in connection with the private placement of Class A common stock, as further explained below.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements



Note 5 - Other issuances of common stock, warrants and stock options
           (continued): Mandatorily redeemable Class B common stock (concluded):
             The shares of Series 2 and Series 3 Class B common stock will be nonvoting, have dividend and liquidation rights equal to the Class A common stock and be redeemable. Redemption by the Company shall be mandatory within six months following final resolution of the Company's lawsuit against various brokerage firms currently pending in U.S. District Court for the Southern District of Texas (or as soon thereafter as legally permissible). The redemption price per share of the Series 2 Class B common stock will be the greater of
             (i) the par value of each share or (ii) the amount obtained by dividing (a) 90% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount divided by (b) the total number of shares of Series 2 Class B common stock outstanding. The redemption price per share of the Series 3 Class B common stock will be the greater of (i) the par value of each share or (ii) .0025% of 10% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount.

             Since the value of the Series 2 and Series 3 Class B common stock is contingent upon the outcome of the pending litigation, the Company recorded the shares of Series 2 and Series 3 Class B common stock that were issuable as of July 31, 2003 at their total par value of $4.20. Since the Company will be required to distribute substantially all of the proceeds of the pending litigation to the holders of Series 2 and Series 3 Class B common stock, the Company has classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders' deficiency and total liabilities in the accompanying July 31, 2003 consolidated balance sheet pursuant to the rules and regulations of the Securities and Exchange Commission.

             In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). Pursuant to SFAS 150, a financial instrument issued in the form of shares that are mandatorily redeemable because they embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur must be classified as a liability. The redemption of shares of Series 2 and Series 3 Class B common stock issued by the Company as of July 31, 2003 is contingent upon the occurrence of a future event and, accordingly, such shares do not have to be classified as a liability pursuant to SFAS 150. However, the shares would have to be reclassified should the Company prevail in its lawsuit against various brokerage firms.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 5 - Other issuances of common stock, warrants and stock options
           (continued):

           Equity financing agreements:
             As further explained in Note 4, Cornell Capital was required to pay $1,885,000 and it and a placement agent received 5,633,266 shares of Class A common stock and the Company received proceeds of $1,783,250, net of $101,750 of placement fees, as a result of the exercise of put options under the New Equity Line Agreement during the year ended July 31, 2003. Cornell Capital was also required to pay $671,459 and it received 5,661,510 shares of common stock (5,146,828 and 514,682 Class A and Series 1 Class B shares, respectively) and the Company received proceeds of $632,884, net of $38,575 of placement fees, as a result of the exercise of put options under the Original Equity Line Agreement during the year ended July 31, 2002.

           Shares sold through private placements:
             On December 10, 2002, the Company sold 1,136,364 shares of its Class A common stock through a private placement and it received proceeds of $475,000, net of a $25,000 placement fee.

             On June 30, 2003, the Company sold 1,282,675 shares of its Class A common stock and 20,000 shares of its Series 3 Class B common stock through a private placement and it received proceeds of $422,000. The Company issued 128,267 shares of its Class A common stock as a placement fee in connection with this private placement.

             The private placements were intended to be exempt from registration under the Act.

           Options, warrants and shares issued for services:
             The Company has issued, from time to time, stock options, warrants and/or shares of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of SFAS 123.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 5 - Other issuances of common stock, warrants and stock options
           (continued):

           Options, warrants and shares issued for services (continued):
             The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2001 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services to the number outstanding at July 31, 2003 and sets forth other related information:

                                                                    Number of Shares
                                                                -------------------------
                                                                                 Series 1
                                                                 Class A         Class B      Range of
                                                                 Common          Common       Exercise
                                                                 Stock           Stock         Prices
                                                                ----------    ----------    -----------
             Options and warrants issued for services
                 outstanding, August 1, 2001 (A)                 8,356,227       227,273     $.10-$6.00
             Options granted to employees and
                 consultants (B)                                 4,936,725                   $.001-$.10
             Options and warrants cancelled (B)                 (5,925,773)      (62,727)    $.05-$2.00
             Options exercised (C)                              (3,427,125)                  $.001-$.25
                                                                ----------    ----------    -----------
             Options and warrants issued for services
                 outstanding, July 31, 2002                      3,940,054       164,546     $.02-$6.00
             Options cancelled                                    (200,000)                 $      2.00
             Options exercised (D)                                (319,600)                   $.02-$.05
                                                                ----------    ----------    -----------
             Options and warrants issued for services
                 outstanding, July 31, 2003 (E) (F)              3,420,454       164,546     $.02-$6.00
                                                                ==========    ==========    ===========



           (A) The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation to be amortized to expense. The balance of unearned compensation as of August 1, 2001 was $975,090.

           (B) On August 31, 2001, pursuant to amended and restated employment agreements between the Company and its three senior executives (see Note 8), each dated August 31, 2001, the Company granted options to purchase 1,000,000 shares of, effectively, Class A common stock at $.02 per share to each of the three senior executives as additional compensation for services to be rendered under such contracts. Options previously granted to the three senior executives pursuant to their original employment agreements, which gave each executive the right to purchase 900,000 shares of, effectively, Class A common stock at an exercise price of $.25 per share, were cancelled. In accordance with the provisions of SFAS 123, the Company charged $24,000 to compensation expense in 2002, which represented the excess of the aggregate fair value of the options to purchase 1,000,000 shares of Class A common stock granted to each executive on August 31, 2001 over the aggregate fair value of the options to purchase 900,000 shares of Class A common stock previously granted to each of the executives immediately prior to the cancellation of those options.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements



Note 5 - Other issuances of common stock, warrants and stock options
           (continued):

           Options, warrants and shares issued for services (continued):
                  In addition, during 2002, the Company issued options for the purchase of 1,936,725 shares of, effectively, Class A common stock at exercise prices ranging from $.001 to $.10 per share to employees and consultants that did not have employment or other contractual agreements. The aggregate estimated fair value of the options at the respective dates of issuance of $537,544 was charged directly to compensation and consulting expense during 2002, as further explained below.

                  As a result of the cancellation of certain other options during 2002, the Company reversed the unamortized balance of $189,000 for charges recorded as unearned compensation in connection with the original issuances of options to employees and consultants.

           (C) During 2002, the Company issued 3,427,125 shares of, effectively, Class A common stock upon the exercise of options and received proceeds of $144,853.

           (D) During 2003, the Company issued 319,600 shares of Class A common stock upon the exercise of options and received proceeds of $8,960.

           (E) These options and warrants also include options for the purchase of 1,750,000 shares of, effectively, Class A common stock granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's Class A common stock. The number of shares of Class A common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

           (F) These options and warrants will expire at various dates from July 2005 through March 2012.

           The following table summarizes information about the number of shares of common stock subject to options and warrants that were outstanding at July 31, 2003 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services:

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 5 - Other issuances of common stock, warrants and stock options
           (continued):

           Options, warrants and shares issued for services (continued):


                                                                                       Options and
                        Options and Warrants Outstanding                           Warrants Exercisable
           ---------------------------------------------------------------       ----------------------------
                                                 Weighted
                                                 Average
                                                 Years of        Weighted                          Weighted
                                                 Remaining        Average                           Average
              Exercise           Number         Contractual       Exercise         Number           Exercise
               Prices         Outstanding          Life            Price         Exercisable         Price
           ---------------    -----------       -----------      ---------       -----------       ----------
             $     .02         1,750,000            8.09           $ .02          1,750,000          $  .02
                  2.00           585,000            2.18            2.00            585,000            2.00
                  3.50           500,000            2.06            3.50            500,000            3.50
                  6.00           750,000            1.62            6.00            750,000            6.00
                               ---------                                          ---------
           $.02 - $6.00        3,585,000            4.93           $ .34          3,585,000          $  .34
           ============        =========            ====           ======         =========          ======


           During 2002, a total of $561,544 was charged directly to compensation and consulting expense as a result of the issuance of options as compensation to employees and as consideration for consulting, professional and other services in the transactions described above.

           During 2003, the Company issued 1,395,604 shares of its Class A common stock to employees and consultants as compensation to employees and as consideration for consulting, professional and other services. The aggregate estimated fair value of the shares at the respective dates of issuance was $831,127, of which $464,818 was charged directly to compensation and consulting expense and $366,309 was charged to unearned compensation during 2003.

           During 2002, the Company also issued 1,446,867 shares of its common stock (1,338,066 and 108,801 Class A and Series 1 Class B shares, respectively) to employees and consultants as compensation to employees and as consideration for consulting, professional and other services. The aggregate estimated fair value of the shares at the respective dates of issuance was $877,390, of which $268,090 was charged directly to compensation and consulting expense and $609,300 was charged to unearned compensation during 2002.

           Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $606,857 and $1,013,958 was amortized during 2003 and 2002, respectively. The unamortized balance of $140,884 and $381,432 has been reflected as a reduction of stockholders' equity as of July 31, 2003 and 2002, respectively.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements



Note 5 - Other issuances of common stock, warrants and stock options
           (concluded):

           Options, warrants and shares issued for services (concluded):
              The fair values of the options, warrants and shares issued and/or transferred as compensation to employees and as consideration for consulting, professional and other services in the transactions described above were determined in accordance with SFAS 123 using the Black-Scholes option-pricing model. The fair values were determined in 2003 and 2002 based on the following assumptions:

                   Expected years of option life:                   5
                   Risk-free interest rate:                 4.5% - 6%
                   Dividend yield:                                 0%
                   Volatility                             110% - 361%

Note 6 - Notes payable to officers:
              On April 1, 2002, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on December 17, 2003 and bear interest at an annual rate that was retroactively increased from 2.69% to 9%. The additional interest resulting from the retroactive increase in the interest rate, which was not material, was recorded in the fourth quarter of the year ended July 31, 2003.


Note 7 - Employee benefit plans:
              The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company's contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2003 and 2002.


Note 8 - Commitments and contingencies: Concentrations of credit risk:
              Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. From time to time the Company's cash account balances exceed the Federal insurance limit of $100,000 although there was no such excess at July 31, 2003. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2003.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements



Note 8 - Commitments and contingencies (continued):
           Employment agreements:
              Pursuant to amended and restated employment agreements between the Company and its three senior executives, each dated August 31, 2001, the Company became obligated to make cash payments of $150,000 to each of the three senior executives annually during the three year period ending August 31, 2004. As a result, the Company's obligations for cash payments under all of the employment agreements during periods subsequent to July 31, 2003 will total approximately $488,000, of which $450,000 and $38,000 will be payable in the years ending July 31, 2004 and 2005, respectively.

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

              In addition, upon a change in control of the Company, the three senior executives would be entitled to specified severance payments and additional stock options.

              If a senior executive resigns upon a change in control of the Company (as defined), the senior executive would be entitled to, among other things, (i) a lump sum cash payment equal to the executive's highest rate of annual salary in effect during the term of the agreement multiplied by the severance period (the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term of the agreement); (ii) accelerated vesting of all of the senior executive's outstanding stock options; and (iii) an option to acquire 1,000,000 shares of the Company's Class A common stock at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment.

            Leases:
              The Company has been leasing office space under month-to-month leases and noncancelable leases. Rent expense under all such leases, which were classified as operating leases, totaled approximately $30,000 and $77,000 for 2003 and 2002, respectively. As of July 31, 2003, the Company was not subject to any significant noncancelable office leases.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


Note 8 - Commitments and contingencies (concluded):
           Litigation:
              The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.


Note 9 - Fair value of financial instruments:
              The Company's material financial instruments at July 31, 2003 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable and notes payable to officers. In the opinion of management, the financial instruments were carried at values that approximated their fair values at July 31, 2003 because of their liquidity and/or their short-term maturities.


Note 10- Subsequent events:
              On August 12, 2003, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Interactive, Inc. ("Vertex") and its wholly-owned subsidiary, XeQute Solutions, Inc. ("XeQute"). Under the terms of the Asset Purchase Agreement, the Company would establish a newly formed wholly-owned subsidiary which would acquire the business of XeQute through the purchase of its assets and the assumption of its liabilities. XeQute is a provider of supply chain management technologies and services, including enterprise software systems and applications, software/hardware maintenance services and consulting services, which enable its customers to more effectively manage their order, inventory and warehouse requirements.

              Closing of the Asset Purchase Agreement was subject to the satisfaction of various conditions by October 31, 2003, including, among others, XeQute's ability to arrange financing from which the Company will obtain $8,000,000 of proceeds upon terms and conditions satisfactory to the Company, Vertex and XeQute, the provision of specified financial information to the Company by XeQute and the ability of the parties to agree upon various specific terms of the Asset Purchase Agreement.

              The Asset Purchase Agreement was not closed by October 31, 2003. Accordingly, the parties are not required to close the transaction unless they choose to waive the closing date requirement. As of November 1, 2003, the parties had not contractually extended the permitted closing date pending confirmation of the availability of the financing described above. The provisions of the Asset Purchase Agreement described below would become effective in the event that such financing is confirmed and the parties set a new closing date.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 10- Subsequent events (concluded):

              As consideration for the transfer of the assets and liabilities of XeQute, the Company would issue shares of its Class A common stock which upon issuance would represent 54% of its outstanding common stock on a fully diluted basis, and it would pay $3,500,000 out of the proceeds of the $8,000,000 financing to be arranged by XeQute. The recipients of the shares of the Company's Class A common stock will be restricted from registering those shares for sale prior to one year after the closing of the financing agreements.

              If the acquisition of XeQute is consummated, all of the executive officers and directors of the Company would resign from those positions. Although the executive officers and directors of the Company would become employees of or consultants to the combined companies, the combined companies would be managed and effectively controlled by the executive officers and directors of XeQute. In addition, the acquisition of 54% of the outstanding common stock of the Company on a fully diluted basis by Vertex would result in a change in control of the Company and, accordingly, the three senior executives of the Company would be entitled to specified severance payments and additional stock options (see Note 8).

              Management of the Company cannot assure (i) that an amendment extending the closing date (or a waiver thereof) will be entered into by the parties to permit consummation of the agreement, or
              (ii) if such amendment or waiver is provided, that the conditions to the proposed transaction with XeQute will be met, or (iii) if such conditions are met, that the transaction will be consummated."

              During the period from August 1, 2003 through October 20, 2003, the Company sold 35,000 shares of its Class A common stock and 1,500 shares of its Series 3 Class B common stock through a private placement and it received proceeds of $50,000. In addition, the Company issued $400,000 shares of its Cass A common stock with an approximate aggregate fair value of $200,000 in exchange for various services.


                                      * * *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JAG MEDIA HOLDINGS, INC.


                                      /s/ Gary Valinoti
                                      --------------------------------------
                                      Gary Valinoti
                                      Chief Executive Officer

Dated:  November 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                Signature                                        Title                                Date
                ---------                                        -----                                ----
/s/ Gary Valinoti                              Chief Executive Officer, President and
-----------------------------------            Director (Principal Executive Officer)           November 13, 2003
Gary Valinoti

                                               Chief Financial Officer, Executive Vice
                                               President, General Counsel and Director
/s/ Thomas J. Mazzarisi                        (Principal Financial and Accounting
-----------------------------------            Officer)                                         November 13, 2003
Thomas J. Mazzarisi

/s/ Stephen J. Schoepfer                       Chief Operating Officer and Executive
-----------------------------------            Vice President and Director                      November 13, 2003
Stephen J. Schoepfer


                                  EXHIBIT INDEX
                                  -------------

         4.24 Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

         4.25 Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

         10.31 Consulting Agreement, dated June 12, 2002, between the Registrant and Walsh Organization, Inc.

         10.32 Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary Valinoti and the Law Firm of O'Quinn, Laminack & Pirtle.

         10.39 Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P.

         14.1     Code of Ethics.

         21.1     Subsidiaries of Registrant.

         31.1     Section 302 Certification of Chief Executive Officer.

         31.2     Section 302 Certification of Chief Financial Officer.

         32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.