Form 10QSB
period 2003-10-31
JAG MEDIA HOLDINGS INC
filed 2003-12-19
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended October 31, 2003.
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

                              Yes |X|    No |_|

As of October 31, 2003, the Registrant had 40,663,295 shares of Class A Common Stock, 1,015,730 shares of Series 1 Class B Common Stock, 380,829 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                          Index to Financial Statements


                                                                                                                    PAGE
                                                                                                                    ----

Condensed Consolidated Balance Sheet
     October 31, 2003 (Unaudited)                                                                                   F-2

Condensed Consolidated Statements of Operations
     Three Months Ended October 31, 2003 and 2002 (Unaudited)                                                       F-3

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
     Three Months Ended October 31, 2003 (Unaudited)                                                                F-4

Condensed Consolidated Statements of Cash Flows
     Three Months Ended October 31, 2003 and 2002 (Unaudited)                                                       F-5

Notes to Condensed Consolidated Financial Statements                                                               F-6/13


                                      * * *

                    JAG Media Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                October 31, 2003
                                   (Unaudited)

                                                        Assets

Current assets:
    Cash and cash equivalents                                                                                 $     161,315
    Accounts receivable, net of allowance for doubtful accounts of $7,500                                            17,458
    Other current assets                                                                                             80,035
                                                                                                              -------------
           Total current assets                                                                                     258,808

Equipment, net of accumulated depreciation of $149,406                                                               21,151
                                                                                                              -------------

           Total                                                                                              $     279,959
                                                                                                              =============

                                       Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued expenses                                                                     $      81,534
    Deferred revenues                                                                                                53,107
    Notes payable to officers                                                                                       400,000
                                                                                                              -------------
           Total liabilities                                                                                        534,641
                                                                                                              -------------

Mandatorily redeemable Class B common stock; par value $.00001 per share:
    400,000 shares designated as Series 2; 380,829 shares
        issued and outstanding                                                                                            4
    40,000 shares designated as Series 3; 21,500 shares issued
        and outstanding                                                                                                   -
                                                                                                              -------------
           Total                                                                                                          4
                                                                                                              -------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share; 15,000,000
        shares authorized; none issued
    Class A common stock, par value $.00001 per share;
        155,000,000 shares authorized; 40,663,295 shares
        issued and outstanding                                                                                          406
    Class B common stock, par value $.00001 per share;
        30,000,000 shares authorized; 3,000,000 shares
        designated as Series 1; 1,015,730 shares issued and
        outstanding                                                                                                      10
    Additional paid-in capital                                                                                   41,507,518
    Unearned compensation                                                                                          (113,099)
    Accumulated deficit                                                                                         (41,649,521)
                                                                                                              -------------
           Total stockholders' deficiency                                                                          (254,686)
                                                                                                              -------------

           Total                                                                                              $     279,959
                                                                                                              =============

See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                  Three Months Ended October 31, 2003 and 2002
                                   (Unaudited)

                                                                                                 2003                2002
                                                                                             -----------         -----------

Revenues                                                                                      $   46,373          $ 124,950
                                                                                             -----------         -----------
Operating expenses:
    Cost of revenues                                                                              81,090            198,185
    Selling expenses                                                                               2,851                913
    General and administrative expenses                                                          464,682            463,681
                                                                                             -----------         -----------
        Totals                                                                                   548,623            662,779
                                                                                             -----------         -----------

Loss from operations                                                                            (502,250)          (537,829)

Other income (expense):
    Interest income                                                                                  587                122
    Interest expense                                                                              (9,000)            (2,711)
                                                                                             -----------         -----------

Net loss                                                                                       $(510,663)         $(540,418)
                                                                                             ===========         ===========


Basic net loss per share                                                                       $    (.01)         $    (.02)
                                                                                             ===========         ===========


Basic weighted average common shares outstanding                                              41,605,863         32,746,014
                                                                                             ===========         ===========



See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

     Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                       Three Months Ended October 31, 2003
                                   (Unaudited)


                                                       Common Stock
                                           ------------------------------------
                                                Class A        Series 1 Class B
                                           -----------------  -----------------  Additional
                                            Number of         Number of            Paid-in     Unearned     Accumulated
                                             Shares   Amount   Shares    Amount    Capital    Compensation    Deficit      Total
                                           ---------- ----   ---------   ------  -----------   ---------  ------------   ---------
Balance, August 1, 2003                    40,212,882 $402   1,031,143   $10     $41,217,522   $(140,884)   $(41,138,858) $(61,808)

Sale of Class A common stock and
   1,500 shares of redeemable Series 3
   Class B common stock through
   private placement                           35,000    -                            50,000                                50,000

Effects of issuance of common stock in
   exchange for services                      400,000    4                           239,996     (57,000)                  183,000

Amortization of unearned compensation                                                             84,785                    84,785

Effects of conversion of
   Series 1 Class B common stock into
   Class A common stock                        15,413         (15,413)

Net loss                                                                                                      (510,663)   (510,663)
                                           ---------- ----   ---------   ---     -----------   ---------  ------------   ---------
Balance, October 31, 2003                  40,663,295 $406   1,015,730   $10     $41,507,518   $(113,099) $(41,649,521)  $(254,686)
                                           ========== ====   =========   ===     ===========   =========  ============   =========


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                  Three Months Ended October 31, 2003 and 2002
                                   (Unaudited)

                                                                                                  2003               2002
                                                                                               ----------         ----------
Operating activities:
    Net loss                                                                                   $(510,663)         $(540,418)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Provision for doubtful accounts                                                                               2,750
        Depreciation                                                                               4,341              9,364
        Amortization of unearned compensation                                                     84,785            164,050
        Effects of issuance of common stock in exchange for
           services                                                                              183,000            207,132
        Changes in operating assets and liabilities:
           Accounts receivable                                                                   (12,298)            (5,715)
           Other current assets                                                                    3,750
           Accounts payable and accrued expenses                                                 (73,195)          (305,701)
           Deferred revenues                                                                       8,378            (21,482)
                                                                                               ----------         ----------
               Net cash used in operating activities                                            (311,902)          (490,020)
                                                                                               ----------         ----------

Financing activities:
    Net proceeds from private placements of common stock                                          50,000            990,000
    Proceeds from exercise of stock options                                                                             500
                                                                                               ----------         ----------
               Net cash provided by financing activities                                          50,000            990,500
                                                                                               ----------         ----------

Net increase (decrease) in cash and cash equivalents                                            (261,902)           500,480
Cash and cash equivalents, beginning of period                                                   423,217              7,107
                                                                                               ----------         ----------

Cash and cash equivalents, end of period                                                       $ 161,315          $ 507,587
                                                                                               ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of October 31, 2003, their results of operations and cash flows for the three months ended October 31, 2003 and 2002 and their changes in stockholders' deficiency for the three months ended October 31, 2003. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2003 and for the years ended July 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2003 that was previously filed with the SEC.

         The results of the Company's operations for the three months ended October 31, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2003.

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

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $46,000 and $125,000, and it incurred net losses of approximately $511,000 and $540,000 and cash flow deficiencies from operating activities of approximately $312,000 and $490,000 for the three months ended October 31, 2003 and 2002, respectively. The Company had a cash balance of only $161,000, a working capital deficiency of $276,000 and a stockholders' deficiency of approximately $255,000 as of October 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation (concluded):

         Although the Company's net losses included net noncash charges of approximately $272,000 and $383,000 for the three months ended October 31, 2003 and 2002, respectively, primarily for the amortization of unearned compensation and the issuance of common stock and stock options in exchange for services, management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least October 31, 2004 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

         As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. This equity line became available in August 2002 and expires in August 2004. As of October 31, 2003, the Company had received gross proceeds of $1,885,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases.

         Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership or through other financing agreements to enable it to continue as a going concern through at least October 31, 2004. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Net earnings (loss) per share:

         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares during each period (see Notes 1, 2 and 7 to the Audited Financial Statements). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

         As of October 31, 2003, there were options and warrants outstanding for the purchase of a total of 3,585,000 shares of Class A and Series 1 Class B common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the three months ended October 31, 2003 and 2002 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.


Note 3 - Income taxes:

         As of October 31, 2003, the Company had net operating loss carryforwards of approximately $25,853,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2024.

         As of October 31, 2003, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                     $     21,000
                    Unearned compensation                         2,123,000
                    Net operating loss carryforwards             10,326,000
                                                               ------------
                                                                 12,470,000
                    Less valuation allowance                    (12,470,000)
                                                               ------------
                        Total                                  $          -
                                                               ============

         Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2003.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 3 - Income taxes (concluded):

         The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2003. As a result of the increases in the valuation allowance of $170,000 and $3,000 during the three months ended October 31, 2003 and 2002, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.


Note 4 - Issuances of common stock and stock options:

                Equity financing agreement:

                  As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the "2002 Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its Class A common stock from time to time at an aggregate purchase price of $10,000,000. The 2002 Equity Line Agreement became available on August 28, 2002 and will extend for 24 months unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

                  The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the Class A common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the 2002 Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

                  During the three months ended October 31, 2003, no put options were exercised. As of October 31, 2003, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,115,000 through August 28, 2004.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Issuances of common stock and stock options (continued):

                Shares sold through private placement:

                  During the three months ended October 31, 2003, the Company sold 35,000 shares of its Class A common stock and 1,500 shares of its Series 3 Class B common stock through a private placement intended to be exempt from registration under the Securities Act of 1933 and it received proceeds of $50,000.

                Stock dividend:

                  During the three months ended October 31, 2003, the Company issued an additional 6,709 shares of mandatorily redeemable Series 2 Class B common stock based on required adjustments to the number of shares originally issued in connection with a stock dividend affected during the year ended July 31, 2003 (see Note 5 to the Audited Financial Statements).

                Shares issued to pay salaries:

                  During the three months ended October 31, 2003, the Company agreed to issue a total of 300,000 shares of its Class A common stock with an aggregate fair value of $183,000 to pay salaries, all of which was charged directly to expense.

                Shares issued to consultants:

                  During the three months ended October 31, 2003, the Company issued a total of 100,000 shares of its Class A common stock with an aggregate fair value of $57,000 to pay for consulting services. The fair value of the shares was originally charged to unearned compensation and is being amortized to expense over the terms of the consulting agreements.

                Options and warrants issued for services:

                  As explained in Note 5 to the Audited Financial Statements, the Company has issued, from time to time, stock options and warrants for the purchase of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2 to the Audited Financial Statements, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Issuances of common stock and stock options (concluded):

                Options and warrants issued for services (concluded):

                  As of August 1, 2003, the Company had 3,420,454 shares of Class A common stock and 164,546 shares of Series 1 Class B common stock that were subject to outstanding options and warrants issued to employees and nonemployees as compensation for services. These options and warrants had exercise prices ranging from $.02 to $6.00 and will expire at various dates from July 2005 through March 2012. There were no options or warrants issued, canceled or exercised during the three months ended October 31, 2003.

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


Note 5 - Notes payable to officers:

         On April 1, 2002, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on January 31, 2004 and bear interest at an annual rate of 9%.


Note 6 - Legal proceedings:

         The Company is involved in various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's consolidated financial statements in subsequent periods.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Commitments and contingencies:

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

         The Asset Purchase Agreement was not closed by October 31, 2003. Accordingly, the parties are not required to close the transaction unless they choose to waive the closing date requirement. As of December 15, 2003, the parties had not contractually extended the permitted closing date and, accordingly, the Company is considering other strategic alternatives. However, the provisions of the Asset Purchase Agreement described below would become effective in the event that the financing described above became available on terms satisfactory to the Company and the parties set a new closing date.

         As consideration for the transfer of the assets and liabilities of XeQute, the Company would issue shares of its Class A common stock which upon issuance would represent 54% of its outstanding common stock on a fully diluted basis, and it would pay $3,500,000 out of the proceeds of the $8,000,000 of financing to be arranged by XeQute. The recipients of the shares of the Company's Class A common stock will be restricted from registering those shares for sale prior to one year after the closing of the financing agreements.

         If the acquisition of XeQute is consummated, all of the executive officers and directors of the Company would resign from those positions. Although the executive officers and directors of the Company would become employees of or consultants to the combined companies, the combined companies would be managed and effectively controlled by the executive officers and directors of XeQute. In addition, the acquisition of 54% of the outstanding common stock of the Company on a fully diluted basis by Vertex would result in a change in control of the Company and, accordingly, the three senior executives of the Company would be entitled to specified severance payments and additional stock options.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 7 - Commitments and contingencies (concluded):

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

The accounting policies and estimates used as of July 31, 2003, as outlined in our previously filed Form 10-KSB, have been applied consistently for the three months ended October 31, 2003.

Related party transactions

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on January 31, 2004 and bear interest at an annual rate of 9%.

Results of operations

Three months ended October 31, 2003 as compared to the three months ended October 31, 2002

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. During the three months ended October 31, 2003, subscription revenues decreased as compared to the three months ended October 31, 2002 with total subscription revenues for the comparable periods of approximately $46,000 and $125,000, respectively. This decrease is due to a lack of advertising and continued customer awareness.

While our revenues do include revenues from other sources, these other revenues are not material to our operations as a whole. In addition, we did not generate any revenues from our subsidiary, JAG Company Voice LLC ("Company Voice"), during the three months ended October 31, 2003. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site. During the three months ended October 31, 2003, cost of revenues decreased by approximately $117,000 to approximately $81,000 from approximately $198,000 during the three months ended October 31, 2002.

During the three months ended October 31, 2002, consulting fees were approximately $168,000 as compared to approximately $69,000 for the three months ended October 31, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options and warrants of approximately $164,000 and $62,000 for the three months ended October 31, 2002 and 2003, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website offset by new consulting agreements associated with the anticipated launch of Company Voice.

In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site decreased commensurate with our decrease in revenues.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. During the three months ended October 31, 2003, selling expenses increased approximately $2,000 to approximately $3,000 from their level of approximately $1,000 during the three months ended October 31, 2002. This increase results primarily from travel expenses incurred in connection with the proposed XeQute transaction (described below) and other business development matters.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. General and administrative expenses remained relatively consistent during the three months ended October 31, 2003 as compared to the three months ended October 31, 2002 with total general administrative expenses of $465,000 and $464,000 for the comparable periods, respectively.

Net loss:

Primarily as a result of the above, we had a net loss of approximately $511,000 during the three months ended October 31, 2003 as compared to a net loss of approximately $540,000 during the three months ended October 31, 2002.

Liquidity and Capital Resources:

We only generated revenues of approximately $46,000 and $125,000, and incurred net losses of approximately $511,000 and $540,000 and cash flow deficiencies from operating activities of approximately $312,000 and $490,000 for the three months ended October 31, 2003 and 2002, respectively. We had a cash balance of only $161,000, a working capital deficiency of $276,000 and a stockholders' deficiency of approximately $255,000 as of October 31, 2003. These matters raise substantial doubt about our ability to continue as a going concern.

Although our net losses included net noncash charges of approximately $272,000 and $383,000 for the three months ended October 31, 2003 and 2002, respectively, primarily for the amortization of unearned compensation and the issuance of common stock and stock options in exchange for services, management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least October 31, 2004 and that we will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our 2002 Equity Line Agreement described below or through other financing agreements to enable us to continue as a going concern through at least October 31, 2004. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

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

Closing of the Asset Purchase Agreement was subject to the satisfication of various conditions by October 31, 2003, including, among others, XeQute's ability to arrange financing from which the Company will obtain $8,000,000 of proceeds upon terms and conditions satisfactory to the Company, Vertex and XeQute, the provision of specified financial information to the Company by XeQute and the ability of the parties to agree upon various specific terms of the Asset Purchase Agreement.

The Asset Purchase Agreement was not closed by October 31, 2003. Accordingly, the parties are not required to close the transaction unless they choose to waive the closing date requirement. As of December 15, 2003, the parties had not contractually extended the permitted closing and accordingly we are currently pursuing other strategic alternatives. However, the provisions of the Asset Purchase Agreement described below would become effective in the event that the financing described above became available on terms satisfactory to us and the parties set a new closing date.

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

If the acquisition of XeQute is consummated, all of the executive officers and directors of the Company would resign from those positions. Although the executive officers and directors of the Company would become employees of or consultants to the combined companies, the combined companies would be managed and effectively controlled by the executive officers and directors of XeQute. In addition, the acquisition of 54% of the outstanding common stock of the Company on a fully diluted basis by Vertex would result in a change in control of the Company and, accordingly, the three senior executives of the Company would be entitled to specified severance payments and additional stock options.

Management of the Company cannot assure (i) that an amendment extending the closing date (or a waiver thereof) will be entered into by the parties to permit consummation of the agreement, or (ii) if such amendment or waiver is provided, that the conditions to the proposed transactions with XeQute will be met or
(iii) if such conditions are met, that the transaction will be consummated.

We declared a special stock dividend to our pre-merger stockholders. To effect such dividend, we designated a new series of Class B common stock which is issuable by dividend to our stockholders of record as of the close of business on April 14, 2003, the stated record date, in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. Such shares of Series 2 Class B common stock would be redeemable, which redemption by us shall be mandatory to the fullest extent permitted by laws within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms, at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The stock dividend is intended to insure that the principal benefits of our pending lawsuit accrue to our pre-merger investors. As of October 31, 2003, we have recorded $4 representing the par value of the 380,829 shares of Series 2 Class B common stock that are to be issued.

Our cash and cash equivalent position of approximately $161,000 as of October 31, 2003 results primarily from sales of shares of our common stock pursuant to an equity line agreement and a private placement completed during the three months ended October 31, 2003 described below.

On April 9, 2002, we entered into an equity line purchase agreement (the "2002 Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our Class A common stock from time to time at an aggregate purchase price of $10,000,000. The 2002 Equity Line Agreement became available to us on August 28, 2002, and will remain available for a period of 24 months thereafter unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) a requirement that at least five trading days must elapse before we can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the Class A common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the 2002 Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, we may not be able to force it to do so. We have issued 10,000 shares of our Class A common stock to a placement agent as of the effective date as consideration for their services in connection with the 2002 Equity Line Agreement.

During the three months ended October 31, 2003, no put options were exercised pursuant to the 2002 Equity Line Agreement. As of October 31, 2003, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $8,115,000 through August 28, 2004.

During the three months ended October 31, 2003, we thought it would be prudent to diversify our sources of financing beyond our current private equity line. On, September 25, 2003, we sold 35,000 shares of Class A common stock and 1,500 shares of Series 3 Class B common stock through a private placement intended to be exempt from registration under the Securities Act of 1933 and received proceeds of $50,000.

During the three months ended October 31, 2003, the Company issued an additional 6,709 shares of mandatorily redeemable Series 2 Class B common stock based on required adjustments to the number of shares originally issued in connection with a stock dividend affected during the year ended July 31, 2003.

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on January 31, 2003 and bear interest at an annual rate of 9%.

In addition, during the three months ended October 31, 2003, we issued 400,000 shares of Class A common stock with a fair value of $240,000 in exchange for services.

During the three months ended October 31, 2003, we used cash of approximately $312,000 in our operations of which approximately $73,000 was used to reduce accounts payable and accrued expenses and the remainder to primarily fund our net loss.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of October 31, 2003 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended October 31, 2003 and 2002 or that they will have a significant effect at the time they become effective.

Item 3. Disclosure Controls and Procedures.

As of the end of the fiscal quarter ended October 31, 2003, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing summarizing and recording thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the fiscal quarter ended October 31, 2003, there has not occurred any change in JAG Media's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, JAG Media's internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

Pursuant to a Subscription Agreement, dated as of September 25, 2003, Kuekenhof Equity Fund LP purchased (a) 35,000 shares of our Class A common stock and (b) 1,500 shares of our Series 3 Class B common stock, par value $0.00001 per share, for a total consideration of $50,000.00. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Proposed Acquisition of XeQute Solutions, Inc.

We announced on August 12, 2003 that we had entered into an Asset Purchase Agreement with Vertex Interactive, Inc., a New Jersey corporation ("Vertex"), XeQute Solutions PLC, an English company and wholly owned subsidiary of Vertex ("PLC"), and PLC's wholly owned subsidiary, XeQute Solutions, Inc., a Delaware corporation ("XeQute" and together with Vertex and PLC, the "Sellers"). XeQute, based in Paramus, New Jersey, is a provider of supply chain management technologies and services, including enterprise software systems and applications, software/hardware maintenance services and consulting services, which enable its customers to more effectively manage their order, inventory and warehouse requirements.

The Asset Purchase Agreement provides for a closing by October 31, 2003. This date has since passed and the transaction has not yet closed. Accordingly, neither party would now be required to close the transaction unless it chose to waive the closing date requirement. The parties have not contractually extended the permitted closing date pending confirmation of the availability of the financing described below. In the event that such financing is confirmed and we and the Sellers set a new closing date, the provisions of the Asset Purchase Agreement are described below.

There is no assurance (i) that an amendment extending the closing date (or a waiver thereof) will be entered into by the parties to permit consummation of the agreement or (ii) if such amendment or waiver is provided, that the conditions to the proposed transaction with XeQute will be met, or (iii) if such conditions are met, that the transaction will be consummated.

As of the date of this filing, the parties have not abandoned the proposed transaction with XeQute. However, the Board of Directors of JAG Media is currently considering strategic alternatives to this transaction. Unless the Sellers are able to obtain a commitment from a reputable source to provide the financing required to consummate the transaction on terms and conditions satisfactory to the Board, the Board does not expect to authorize an extension of the Asset Purchase Agreement.

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

Shares of the JAG Media Holdings, Inc. to be offered and sold pursuant to the Asset Purchase Agreement will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent such registration or an applicable exemption from such registration requirements. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of the shares of JAG Media Holdings, Inc. in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under applicable securities laws, or absent the availability of an exemption from such registration or qualification requirements.

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

Upon the closing, we would also take various corporate actions, including an appropriate name change to better reflect the new overall business of the Company, the election of new XeQute nominees to the Board of Directors and a recapitalization pursuant to which our Class A common stock and Series 1 Class B common stock, par value $0.00001 per share, will be exchanged for a new class of common stock on a one-for-one basis. Shares of the new common stock shall be issued and traded in certificated form only, may not be registered in the name of a nominee such as Cede & Co. or The Depository Trust Company and at all times the name of the beneficial owner of such shares shall be reflected on the face of the certificate. The new shares of common stock would also reflect our new corporate name and would have a new CUSIP number and ticker symbol.

Loans from Officers of the Company.

On October 14, 2003, Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel, agreed to extend the maturity date of that certain $200,000 promissory note issued by us to Mr. Mazzarisi to the earlier of (i) December 17, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan. In exchange for this extension, we agreed to increase the interest rate of the notes from 2.69% to 9.0% retroactively to April 1, 2002. On December 12, 2003, Mr. Mazzarisi agreed to further extend the maturity date of the note to the earlier of (i) January 31, 2004 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan.

On October 14, 2003, Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer, agreed to extend the maturity date of that certain $200,000 promissory note issued by us to Mr. Schoepfer to the earlier of (i) December 17, 2003 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan. In exchange for this extension, we agreed to increase the interest rate of the notes from 2.69% to 9.0% retroactively to April 1, 2002. On December 12, 2003, Mr. Schoepfer agreed to further extend the maturity date of the note to the earlier of (i) January 31, 2004 or (ii) the effective date of a "Change in Control" of JAG Media, as such term is defined in our Long-Term Incentive Plan.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.


4.24 Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi (1).

4.25 Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer (1).

4.26 Amendment, dated December 12, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.27 Amendment, dated December 12, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

10.38 Asset Purchase Agreement, dated August 12, 2003, by and among the Registrant, Vertex Interactive, Inc., XeQute Solutions PLC and XeQute Solutions, Inc. (2)

10.39 Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P. (1)

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1) Filed with the Commission as an exhibit to our Annual Report on Form 10-KSB on November 13, 2003.

(2) Filed with the Commission as an exhibit to our Current Report on Form 8-K/A on August 21, 2003.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended October 30, 2003:

o Current Report on Form 8-K filed with the Commission on August 13, 2003, as amended on August 21, 2003, which disclosed (a) the terms and conditions of our Asset Purchase Agreement, dated as of August 12, 2003, with Vertex Interactive, Inc., XeQute Solutions PLC and XeQute Solutions, Inc.,(b) the Certificate of Designation for our Series 3 Class B Common Stock, (c) our Subscription Agreement, dated as of June 19, 2003 (as amended), with Bay Point Investment Partners LLC, and (d) our Placement Agent Agreement, dated as of June 19, 2003 (as amended), with RMC 1 Capital Markets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JAG MEDIA HOLDINGS, INC.

Date: December 19, 2003                    By: /s/ Gary Valinoti
                                               -------------------
                                               Name:  Gary Valinoti
                                               Title: President and Chief
                                                      Executive Officer


Date: December 19, 2003                    By:  /s/ Thomas J. Mazzarisi
                                              -------------------------
                                               Name: Thomas J. Mazzarisi
                                               Title: Executive Vice President,
                                               Chief Financial Officer and
                                               General Counsel

                                  EXHIBIT INDEX
                                  -------------

4.26 Amendment, dated December 12, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.27 Amendment, dated December 12, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.