Form 10QSB
period 2004-01-31
JAG MEDIA HOLDINGS INC
filed 2004-03-22
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended January 31, 2004.
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

                      Yes |X|                       No |_|

As of March 11, 2004, the Registrant had 41,939,277 shares of Class A Common Stock, 1,002,682 shares of Series 1 Class B Common Stock, 376,601 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements.

                    Jag Media Holdings, Inc. and Subsidiaries

                         Index to Financial Statements

                                                                              PAGE
                                                                              ----

Condensed Consolidated Balance Sheet at January 31, 2004 (Unaudited)           F-2

Condensed Consolidated Statements of Operations
Six and Three Months Ended January 31, 2004 and 2003 (Unaudited)               F-3

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
Six Months Ended January 31, 2004 (Unaudited)                                  F-4

Condensed Consolidated Statements of Cash Flows
Six Months Ended January 31, 2004 and 2003 (Unaudited)                         F-5

Notes to Condensed Consolidated Financial Statements                          F-6/13



                                      * * *

                    JAG Media Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                January 31, 2004
                                   (Unaudited)


                                               Assets
                                               ------

Current assets:
    Cash and cash equivalents                                                               $    131,060
    Accounts receivable, net of allowance for doubtful accounts of $7,500                         22,519
    Other current assets                                                                          76,285
                                                                                            ------------
           Total current assets                                                                  229,864

Equipment, net of accumulated depreciation of $153,745                                            16,813
                                                                                            ------------

           Total                                                                            $    246,677
                                                                                            ============

                              Liabilities and Stockholders' Deficiency
                              ----------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                                   $    138,839
    Deferred revenues                                                                             52,682
    Notes payable to officers                                                                    400,000
                                                                                            ------------
           Total liabilities                                                                     591,521
                                                                                            ------------

Mandatorily redeemable Class B common stock; par value $.00001 per share:
    400,000 shares designated as Series 2; 380,829 shares issued
        and outstanding                                                                                4
    40,000 shares designated as Series 3; 21,500 shares issued and
        outstanding                                                                                    -
                                                                                            ------------
           Total                                                                                       4
                                                                                            ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share; 15,000,000 shares
        authorized; none issued                                                                        -
    Class A common stock, par value $.00001 per share; 155,000,000
        shares authorized; 40,844,311 shares issued and outstanding                                  408
    Class B common stock, par value $.00001 per share; 30,000,000 shares authorized; 3,000,000 shares designated as Series 1;
        1,013,818 shares issued and outstanding                                                       10
    Additional paid-in capital                                                                41,621,516
    Unearned compensation                                                                        (44,479)
    Accumulated deficit                                                                      (41,922,303)
                                                                                            ------------
           Total stockholders' deficiency                                                       (344,848)
                                                                                            ------------

           Total                                                                            $    246,677
                                                                                            ============


See Notes to Condensed Consolidated Financial Statements.

                    Jag Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
        Six and Three Months Ended January 31, 2004 and 2003 (Unaudited)


                                                         Six Months                           Three Months
                                                     Ended January 31,                      Ended January 31,
                                               ------------------------------        ------------------------------
                                                    2004              2003               2004             2003
                                               ------------      ------------        ------------      ------------
Revenues                                       $    120,936      $    240,955        $     74,563      $    116,005
                                               ------------      ------------        ------------      ------------

Operating expenses:
    Cost of revenues                                135,350           428,121              54,260           229,936
    Selling expenses                                  5,327             1,729               2,476               816
    General and administrative
        expenses                                    746,417         1,007,567             281,735           543,886
                                               ------------      ------------        ------------      ------------

           Totals                                   887,094         1,437,417             338,471           774,638
                                               ------------      ------------        ------------      ------------

Loss from operations                               (766,158)       (1,196,462)           (263,908)         (658,633)

Other income (expense):
    Interest income                                     713             2,029                 126             1,907
    Interest expense                                (18,000)           (5,424)             (9,000)           (2,713)
                                               ------------      ------------        ------------      ------------

Net loss                                       $   (783,445)     $ (1,199,857)       $   (272,782)     $   (659,439)
                                               ============      ============        ============      ============

Basic net loss per share                       $       (.02)     $       (.03)       $       (.01)     $       (.02)
                                               ============      ============        ============      ============

Basic weighted average common
    shares outstanding                           41,643,418        35,199,788          41,680,972        37,653,562
                                               ============      ============        ============      ============


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

     Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                        Six Months Ended January 31, 2004
                                   (Unaudited)


                                                                  Common Stock
                                                --------------------------------------------
                                                        Class A           Series 1 CLass B
                                                ----------------------  --------------------  Additional
                                                Number of               Number of               Paid-in       Unearned
                                                  Shares        Amount    Shares      Amount    Capital     Compensation
                                                ----------      ------   ---------    ------  -----------   ------------
Balance, August 1, 2003                         40,212,882       $402    1,031,143      $10   $41,217,522     $(140,884)

Sale of Class A common stock and
   1,500 shares of redeemable Series 3
   Class B common stock through
   private placement                                35,000       -                                 50,000

Effects of issuance of common stock in
   exchange for services                           400,000          4                             239,996       (57,000)

Amortization of unearned compensation                                                                           153,405

Sales of common stock pursuant to
   equity financing agreement, net of
   expenses of $6,000                              179,104          2                             113,998

Effects of conversion of Series 1 Class B
   common stock into Class A common
   stock                                            17,325                 (17,325)

Net loss
                                                ----------       ----    ---------      ---   -----------    ----------
Balance, January 31, 2004                       40,844,311       $408    1,013,818      $10   $41,621,516    $  (44,479)
                                                ==========       ====    =========      ===   ===========    ==========






                                                  Accumulated
                                                    Deficit         Total
                                                  ------------    ---------
Balance, August 1, 2003                           $(41,138,858)   $ (61,808)

Sale of Class A common stock and
   1,500 shares of redeemable Series 3
   Class B common stock through
   private placement                                                 50,000

Effects of issuance of common stock in
   exchange for services                                            183,000

Amortization of unearned compensation                               153,405

Sales of common stock pursuant to
   equity financing agreement, net of
   expenses of $6,000                                               114,000

Effects of conversion of Series 1 Class B common stock into Class A common stock

Net loss                                              (783,445)    (783,445)
                                                  ------------    ---------
Balance, January 31, 2004                         $(41,922,303)   $(344,848)
                                                  ============    =========



See Notes to Condensed Consolidated Financial Statements.

                    Jag Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended January 31, 2004 and 2003
                                   (Unaudited)


                                                                            2004           2003
                                                                       -----------      -----------
Operating activities:
    Net loss                                                           $  (783,445)     $(1,199,857)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Provision for doubtful accounts                                                       2,750
        Depreciation                                                         8,679           17,886
        Amortization of unearned compensation                              153,405          375,267
        Effects of issuance of common stock in exchange
           for services                                                    183,000          227,832
        Changes in operating assets and liabilities:
           Accounts receivable                                             (17,359)         (14,047)
           Other current assets                                              7,500          (38,550)
           Accounts payable and accrued expenses                           (15,890)        (734,661)
           Deferred revenues                                                 7,953
                                                                       -----------      -----------
               Net cash used in operating activities                      (456,157)      (1,363,380)
                                                                       -----------      -----------
Financing activities:
    Net proceeds from private placements of common stock                   164,000        2,258,250
    Proceeds from exercise of stock options                                                   8,960
                                                                       -----------      -----------
               Net cash provided by financing activities                   164,000        2,267,210
                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents                      (292,157)         903,830
Cash and cash equivalents, beginning of period                             423,217            7,107
                                                                       -----------      -----------

Cash and cash equivalents, end of period                               $   131,060      $   910,937
                                                                       ===========      ===========




See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of January 31, 2004, their results of operations for the six and three months ended January 31, 2004 and 2003, their changes in stockholders' deficiency for the six months ended January 31, 2004 and their cash flows for the six months ended January 31, 2004 and 2003. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2003 and for the years ended July 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2003 that was previously filed with the SEC.

                The results of the Company's operations for the six months ended January 31, 2004 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2004.

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

                The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $121,000 and $241,000, and it incurred net losses of approximately $783,000 and $1,200,000 and cash flow deficiencies from operating activities of approximately $456,000 and $1,363,000 for the six months ended January 31, 2004 and 2003, respectively. The Company had a cash balance of only $131,000, a working capital deficiency of $362,000 and a stockholders' deficiency of approximately $345,000 as of January 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):
                Although the Company's net losses included net noncash charges of approximately $345,000 and $624,000 for the six months ended January 31, 2004 and 2003, respectively, primarily for the amortization of unearned compensation and the issuance of common stock and stock options in exchange for services, management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least January 31, 2005 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. This equity line became available in August 2002 and expires in August 2004. As of January 31, 2004 and March 11, 2004, the Company had received gross proceeds of $2,005,000 and $2,860,000, respectively, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases.

                Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership prior to its expiration in August 2004 or through other financing agreements to enable it to continue as a going concern through at least January 31, 2005. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Net earnings (loss) per share:
                The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period (see Notes 1, 2 and 7 to the Audited Financial Statements). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

                As of January 31, 2004, there were options and warrants outstanding for the purchase of a total of 3,585,000 shares of Class A and Series 1 Class B common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the six and three months ended January 31, 2004 and 2003 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.


Note 3 - Income taxes:
                As of January 31, 2004, the Company had net operating loss carryforwards of approximately $26,058,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2024.

                As of January 31, 2004, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                      $     21,000
                    Unearned compensation                          2,123,000
                    Net operating loss carryforwards              10,407,000
                                                                 -----------
                                                                  12,551,000
                    Less valuation allowance                     (12,551,000)
                                                                ------------

                        Total                                   $          -
                                                                ============

                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2004.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Income taxes (concluded):
                The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2003. As a result of the increases in the valuation allowance of $251,000 and $81,000 during the six and three months ended January 31, 2004, respectively, and $182,000 and $179,000 during the six and three months ended January 31, 2003, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.


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

                    During the six months ended January 31, 2004, Cornell Capital was required to pay $120,000 and it received 179,104 shares of Class A common stock and the Company received proceeds of $114,000, net of $6,000 of placement fees, as a result of the exercise by the Company of put options pursuant to the 2002 Equity Line Agreement. As of January 31, 2004, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $7,995,000 through August 28, 2004. (See Note 8).

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Issuances of common stock and stock options (continued):
                Shares sold through private placement:
                    During the six months ended January 31, 2004, the Company sold 35,000 shares of its Class A common stock and 1,500 shares of its Series 3 Class B common stock through a private placement intended to be exempt from registration under the Securities Act of 1933 and it received proceeds of $50,000.

                Stock dividend:
                    During the six months ended January 31, 2004, the Company issued an additional 6,709 shares of mandatorily redeemable Series 2 Class B common stock based on required adjustments to the number of shares originally issued in connection with a stock dividend affected during the year ended July 31, 2003 (see Note 5 to the Audited Financial Statements).

                Shares issued to pay salaries:
                    During the six months ended January 31, 2004, the Company agreed to issue a total of 300,000 shares of its Class A common stock with an aggregate fair value of $183,000 to pay salaries, all of which was charged directly to expense.

                Shares issued to consultants:
                    During the six months ended January 31, 2004, the Company issued a total of 100,000 shares of its Class A common stock with an aggregate fair value of $57,000 to pay for consulting services. The fair value of the shares was originally charged to unearned compensation and is being amortized to expense over the terms of the consulting agreements.

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

                    As of August 1, 2003, the Company had 3,420,454 shares of Class A common stock and 164,546 shares of Series 1 Class B common stock that were subject to outstanding options and warrants issued to employees and nonemployees as compensation for services. These options and warrants had exercise prices ranging from $.02 to $6.00 and will expire at various dates from July 2005 through March 2012. There were no options or warrants issued, canceled or exercised during the six months ended January 31, 2004.

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


Note 5 - Notes payable to officers:
                On April 1, 2002, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on April 30, 2004 and bear interest at an annual rate of 9%.


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

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 7 - Commitments and contingencies (concluded):
                Closing of the Asset Purchase Agreement was subject to the satisfaction of various conditions by October 31, 2003, including, among others, XeQute's ability to arrange financing from which the Company would have obtained $8,000,000 of proceeds upon terms and conditions satisfactory to the Company, Vertex and XeQute, the provision of specified financial information to the Company by XeQute and the ability of the parties to agree upon various specific terms of the Asset Purchase Agreement.

                The Asset Purchase Agreement was not closed by October 31, 2003. Accordingly, the parties were not required to close the transaction unless they chose to waive the closing date requirement. On January 17, 2004, the Company decided not to pursue any further negotiations with XeQute.

                On January 17, 2004, the Company entered into a Letter of Intent (the "Letter of Intent") expiring March 31, 2004 to acquire Great Eastern Securities, Inc. ("Great Eastern"), a privately held broker/dealer based in Syosset, New York. Great Eastern offers a cost-efficient trading platform for brokers and traders, including direct access trading, with individually tailored commission rates.

                Pursuant to the terms of the Letter of Intent, as consideration for the transfer of the assets and liabilities of Great Eastern, the Company will issue shares of its common stock, which upon issuance, will represent 57% of the Company's outstanding common stock on a fully diluted basis. If the acquisition of Great Eastern is consummated on or before December 31, 2004, the Company will be required to pay Flow Capital Advisors, Inc. a finder's fee in shares of the Company's common stock equal to 5% of the aggregate consideration paid by the Company for Great Eastern.

                If the acquisition of Great Eastern is consummated, the primary target market for the financial services that the Company has been providing to subscribers will become professional traders and brokers, and it will no longer offer subscriptions at retail rates. In addition, all of the executive officers and directors of the Company would resign from those positions. Although the executive officers and directors of the Company would become employees of or consultants to the combined companies, the combined companies would be managed and, effectively, controlled by the executive officers and directors of Great Eastern. In addition, the acquisition of 57% of the outstanding common stock of the Company on a fully diluted basis by Great Eastern would result in a change in control of the Company and, accordingly, the three senior executives of the Company would be entitled to specified severance payments and additional stock options.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 8 - Subsequent events:
                On February 11, 2004, the stockholders of the Company approved an amendment to the articles of incorporation that authorized the implementation of changes related to a recapitalization plan for the Company that will be consummated on April 9, 2004. Pursuant to the recapitalization plan, (i) the total number of shares of all classes of capital stock authorized for issuance by the Company will increase from 200,000,000 shares to 300,440,000 shares with a par value of $.00001 per share, of which 50,000,000 shares will be authorized for issuance as preferred stock, 250,000,000 shares will be authorized for issuance as common stock, 400,000 shares will be authorized for issuance as Series 2 Class B common stock and 40,000 shares will be authorized for issuance as Series 3 Class B common stock; and
                (ii) the Company will issue 1 share of common stock in exchange for every 1 share of Class A common stock and Series 1 Class B common stock outstanding prior to the recapitalization.

                The total number of Class A common shares and Series 1 Class B common shares outstanding on a fully diluted basis will not be affected by the recapitalization. Accordingly, the recapitalization will not have any effect on the weighted average number of common shares outstanding or any amounts per common share in any of the Company's consolidated financial statements before or after its consummation.

                During the period from February 1, 2004 to March 11, 2004, Cornell Capital was required to pay $855,000 and it received 1,031,447 shares of Class A common stock and the Company received proceeds of $812,250, net of $42,750 of placement fees as a result of the exercise by the Company of put options pursuant to the 2002 Equity Line Agreement. As of March 11, 2004, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $7,140,000 through August 28, 2004.

Item 2.  Management's Discussion and Analysis.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements filed with the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of July 31, 2003, as outlined in our previously filed Form 10-KSB, have been applied consistently for the six months ended January 31, 2004.

Related party transactions

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on April 30, 2004 and bear interest at an annual rate of 9%.

Six months ended January 31, 2004 as compared to the six months ended January 31, 2003

                                             Six Months
                                          Ended January 31,
                                      ------------------------
                                        2004           2003         $ Change
                                      --------     -----------      ----------
Revenues                              $120,936      $  240,955      $(120,019)
                                      --------     -----------      ---------

Operating expenses:
    Cost of revenues                   135,350         428,121       (292,771)
    Selling expenses                     5,327           1,729          3,598
    General and administrative
      expenses                         746,417       1,007,567       (261,150)
                                     ---------     -----------      ---------
           Totals                      887,094       1,437,417       (550,323)
                                     ---------     -----------      ---------

Loss from operations                  (766,158)     (1,196,462)       430,304

Other income (expense):
    Interest income                        713           2,029         (1,316)
    Interest expense                   (18,000)         (5,424)       (12,576)
                                     ---------     -----------      ---------
Net loss                             ($783,445)    ($1,199,857)     $ 416,412
                                     =========     ===========      =========

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. The decrease in subscription revenues during the six months ended
January 31, 2004 was due primarily to a lack of advertising and continued customer awareness.

While our revenues do include revenues from other sources, these other revenues are not material to our operations as a whole. In addition, we did not generate any revenues from our subsidiary, JAG Company Voice LLC ("Company Voice"), during the six months ended January 31, 2004. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site. During the six months ended January 31, 2004, consulting fees were approximately $118,000 as compared to approximately $428,000 for the six months ended January 31, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $108,000 and $342,000 for the six months ended January 31, 2004 and 2003, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website.

In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site decreased commensurate with our decrease in revenues.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. This increase results primarily from travel expense. This increase results primarily from travel expenses incurred in connection with the proposed XeQute transaction (described below) and other business development matters.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses.

The decrease in general and administrative expenses is primarily attributable to a decrease in professional fees of approximately $156,000 from the prior comparable period during which larger legal and accounting expenses were incurred in connection with proposed corporate transactions and restructurings.

The remainder of the decrease is attributable to our efforts to better contain costs.

Interest expense:

The increase results from a retroactive increase in interest rates associated with loans from two of our executive officers.

Three months ended January 31, 2004 as compared to three months ended January 31, 2003

                                             Three Months
                                           Ended January 31,
                                       ------------------------
                                          2004           2003         $ Change
                                       ---------      ---------       --------
Revenues                               $  74,563      $ 116,005       $(41,442)
                                       ---------      ---------       --------

Operating expenses:
    Cost of revenues                      54,260        229,936       (175,676)
    Selling expenses                       2,476            816          1,660
    General and administrative
      expenses                           281,735        543,886       (262,151)
                                       ---------      ---------       --------
           Totals                        338,471        774,638       (436,167)
                                       ---------      ---------       --------

Loss from operations                    (263,908)      (658,633)       394,725

Other income (expense):
    Interest income                          126          1,907         (1,781)
    Interest expense                      (9,000)        (2,713)        (6,287)
                                       ---------      ---------       --------
Net loss                               ($272,782)     ($659,439)      $386,657
                                       =========      =========       ========

Revenues:

The decrease in subscription revenues during the three months ended January 31, 2003 was due to a lack of advertising and continued customer awareness.

While our revenues do include revenues from other sources, these other revenues are not material to our operations as a whole. As explained above, we did not generate any revenues from our subsidiary, Company Voice, during the three months ended January 31, 2004. Company Voice was formed to provide production and distribution services to small and medium sized publicly traded companies.

Cost of revenues:

During the three months ended January 31, 2004, consulting fees were approximately $49,000 as compared to approximately $205,000 for the three months ended January 31, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options and warrants of approximately $46,000 and $178,000 for the three months ended January 31, 2004 and 2003, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website.

Selling expenses:

This increase in selling expenses results primarily from travel expenses incurred in connection with the proposed XeQute transaction (described below) and other business development matters.

General and administrative expenses:

The decrease in general and administrative expenses is primarily attributable to a decrease in professional fees of approximately $143,000 from the prior comparable period during which larger legal and accounting expenses were incurred in connection with proposed corporate transactions and restructurings.

The remainder of the decrease is attributable to our efforts to better contain costs.

Liquidity and Capital Resources:

We incurred cash flow deficiencies from operating activities of approximately $456,000 and $1,363,000 for the six months ended January 31, 2004 and 2003, respectively. We had a cash balance of only $131,000, a working capital deficiency of $362,000 and a stockholders' deficiency of approximately $345,000 as of January 31, 2004. These matters raise substantial doubt about our ability to continue as a going concern.

Although our net losses included net noncash charges of approximately $345,000 and $624,000 for the six months ended January 31, 2004 and 2003, respectively, primarily for the amortization of unearned compensation and the issuance of common stock and stock options in exchange for services, management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least January 31, 2005 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our 2002 Equity Line Agreement described below before it expires in August 2004 or through other financing agreements to enable us to continue as a going concern through at least January 31, 2005. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

On August 12, 2003, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Interactive, Inc. ("Vertex") and its wholly-owned subsidiary, XeQute Solutions, Inc. ("XeQute"). Under the terms of the Asset Purchase Agreement, we would establish a newly formed wholly-owned subsidiary which would acquire the business of XeQute through the purchase of its assets and the assumption of its liabilities. XeQute is a provider of supply chain management technologies and services, including enterprise software systems and applications, software/hardware maintenance services and consulting services, which enable its customers to more effectively manage their order, inventory and warehouse requirements.

Closing of the Asset Purchase Agreement was subject to the satisfaction of various conditions by October 31, 2003 including, among others, XeQute's ability to arrange financing from which the Company would have obtained $8,000,000 of proceeds upon terms and conditions satisfactory to the Company, Vertex and XeQute, the provision of specified financial information to the Company by XeQute and the ability of the parties to agree upon various specific terms of the Asset Purchase Agreement.

The Asset Purchase Agreement was not closed by October 31, 2003. Accordingly, the parties are not required to close the transaction unless they choose to waive the closing date requirement. As of January 17, 2004, we decided not to pursue any further negotiations with XeQute and, accordingly, we are currently pursuing other strategic alternatives.

On January 17, 2004 we entered into a Letter of Intent (the "Letter of Intent") expiring March 31, 2004 to acquire Great Eastern Securities, Inc. ("Great Eastern"), a privately held broker/dealer based in Syosset, New York. Great Eastern offers a cost-efficient trading platform for brokers and traders, including direct access trading, with individually tailored commission rates.

Pursuant to the terms of the Letter of Intent, as consideration for the transfer of the assets and liabilities of Great Eastern, we will issue shares of its common stock, which upon issuance, will represent 57% of our outstanding common stock on a fully diluted basis. If the acquisition of Great Eastern is consummated on or before December 31, 2004, we will be required to pay Flow Capital Advisors, Inc. a finder's fee in shares of our common stock equal to 5% of the aggregate consideration paid by us for Great Eastern.

If the acquisition of Great Eastern is consummated, the primary target market for the financial services that we have been providing to subscribers will become professional traders and brokers, and we will no longer offer subscriptions at retail rates. In addition, all of the executive officers and directors of the Company would resign from those positions. Although the executive officers and directors of the Company would become employees of or consultants to the combined companies, the combined companies would be managed and, effectively, controlled by the executive officers and directors of Great Eastern. In addition, the acquisition of 57% of the outstanding common stock of the Company on a fully diluted basis by Great Eastern would result in a change in control of the Company and, accordingly, the three senior executives of the Company would be entitled to specified severance payments and additional stock options.

We declared a special stock dividend to our pre-merger stockholders. To effect such dividend, we designated a new series of Class B common stock which is issuable by dividend to our stockholders of record as of the close of business on April 14, 2003, the stated record date, in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. Such shares of Series 2 Class B common stock would be redeemable, which redemption by us shall be mandatory to the fullest extent permitted by laws within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms, at a redemption price which is the greater of (a) par value or (b) 90% of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The stock dividend is intended to insure that the principal benefits of our pending lawsuit accrue to our pre-merger investors. As of January 31, 2004, we have recorded $4 representing the par value of the 380,829 shares of Series 2 Class B common stock that are to be issued.

During the six months ended January 31, 2004, we issued an additional 6,709 shares of mandatorily redeemable Series 2 Class B common stock based on required adjustments to the number of shares originally issued in connection with a stock dividend affected during the year ended July 31, 2003.

Our cash and cash equivalent position of approximately $131,000 as of January 31, 2004 results primarily from sales of shares of our common stock pursuant to an equity line agreement and a private placement completed during the six months ended January 31, 2004 described below.

On April 9, 2002, we entered into an equity line purchase agreement (the "2002 Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our Class A common stock from time to time at an aggregate purchase price of $10,000,000. The 2002 Equity Line Agreement became available to us on August 28, 2002, and will remain available through August 28, 2004 unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our Class A common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before we can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the Class A common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the 2002 Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, we may not be able to force it to do so. We have issued 10,000 shares of our Class A common stock to a placement agent as of the effective date as consideration for their services in connection with the 2002 Equity Line Agreement.

During the six months ended January 31, 2004, we issued 179,104 shares of Class A common stock pursuant to the 2002 Equity Line Agreement for which we received proceeds of $114,000, net of $6,000 of placement fees. As of January 31, 2004, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $7,995,000 through August 28, 2004.

During the six months ended January 31, 2004, we thought it would be prudent to diversify our sources of financing beyond our current private equity line. On, September 25, 2003, we sold 35,000 shares of Class A common stock and 1,500 shares of Series 3 Class B common stock through a private placement intended to be exempt from registration under the Securities Act of 1933 and received proceeds of $50,000.

In addition, during the six months ended January 31, 2004, we issued 400,000 shares of Class A common stock with a fair value of $240,000 in exchange for services.

On February 11, 2004, our stockholders approved an amendment to the articles of incorporation that authorized the implementation of changes related to a recapitalization plan that is expected to be consummated on April 9, 2004. Pursuant to the recapitalization plan, (i) the total number of shares of all classes of capital stock authorized for issuance by the Company will increase from 200,000,000 shares to 300,440,000 shares with a par value of $.00001 per share, of which 50,000,000 shares will be authorized for issuance as preferred stock, 250,000,000 shares will be authorized for issuance as common stock, 400,000 shares will be authorized for issuance as Series 2 Class B common stock and 40,000 shares will be authorized for issuance as Series 3 Class B common stock; and (ii) the Company will issue 1 share of common stock in exchange for every 1 share of Class A common stock and Series 1 Class B common stock outstanding prior to the recapitalization.

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, are payable on April 30, 2004 and bear interest at an annual rate of 9%.

During the six months ended January 31, 2004, we used cash of approximately $456,000 in our operations of which approximately $16,000 was used to reduce accounts payable and accrued expenses and the remainder to primarily fund our net loss.

During the period from February 1, 2004 to March 11, 2004, Cornell Capital was required to pay $855,000 and it received 1,031,447 shares of Class A common stock and the Company received proceeds of $812,250, net of $42,750 of placement fees as a result of the exercise by the Company of put options pursuant to the 2002 Equity Line Agreement. As of March 11, 2004, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $7,140,000 through August 28, 2004.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of January 31, 2004 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended January 31, 2004 and 2003 or that they will have a significant effect at the time they become effective.

Item 3. Disclosure Controls and Procedures.

As of the end of the fiscal quarter ended January 31, 2004, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the fiscal quarter ended January 31, 2004, there has not occurred any change in JAG Media's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, JAG Media's internal control over financial reporting.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, JAG Media Holdings, Inc. (the "Company") and its President and Chief Executive Officer, Gary Valinoti, have filed a complaint against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell the Company's stock (the "Lawsuit"). This Lawsuit is pending in the United States District Court for the Southern District of Texas (the "Court").

The following events relating to the Lawsuit occurred during the fiscal quarter ended January 31, 2004:

o Pursuant to the Court's order dated October 1, 2003, plaintiffs filed their third amended complaint, within the required period, addressing various pleading issues raised in that order.

o Subsequent to such filing, the defendants filed a motion to dismiss the third amended complaint.

o The motion to dismiss is currently pending before the Court. While that motion is pending, discovery is stayed by court rule. In the interim, the Company's attorneys are preparing for discovery and intend to commence discovery immediately after they are permitted to do so.

Item 2. Changes in Securities and Use of Proceeds.

Pursuant to the terms and conditions of our Equity Line Purchase Agreement, dated as of April 9, 2002, with Cornell Capital Partners, L.P. ("Cornell Capital"), during our fiscal quarter ended January 31, 2004 we sold Cornell Capital 179,104 shares of Class A Common Stock under the equity line at a price per share of $0.67, and we received total proceeds of $114,000, net of $6,000 of placement fees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about January 8, 2004, the Company mailed a Proxy Statement to shareholders in connection with its annual meeting (the "Annual Meeting") which was held on February 11, 2004 in the law offices of Jones Vargas located on the Twelfth Floor of 100 West Liberty Street in Reno, Nevada. The following matters were voted upon and approved at the Annual Meeting: (a) election of Gary Valinoti, Thomas J. Mazzarisi and Stephen J. Schoepfer to serve as the directors of the Company for the ensuing year; (b) the ratification of the selection of J.H. Cohn LLP as the Company's independent public accountants for 2004; and (c) the proposal to amend and restate Article Fourth of the Articles of Incorporation of the Company to:

o increase the aggregate authorized number of shares of all classes of stock from 200,000,000 to 300,440,000 of which (w) 250,000,000 shares shall be designated common stock, par value $0.00001 per share ("Common Stock"), (x) 400,000 shares shall be designated Series 2 Class B common stock, par value $0.00001 per share, (y) 40,000 shares shall be designated Series 3 Class B common stock, par value $0.00001 per share and (z) 50,000,000 shares shall be designated preferred stock, par value $0.00001 per share; and

o reclassify each outstanding share of the Company's existing Class A common stock, par value $0.00001 per share ("Class A Common Stock") and Series 1 Class B common stock, par value $0.00001 per share ("Series 1 Class B Common Stock") into one share of Common Stock upon surrender of physical share certificates representing the existing Class A Common Stock and Series 1 Class B Common Stock for new Common Stock certificates; and

As of January 5, 2004, the record date established by our Board of Directors for the Annual Meeting, there were 40,545,778 shares of the Company's Class A Common Stock, and 997,286 shares of Series 1 Class B Common Stock outstanding, the holders of which were entitled to vote at the Annual Meeting. The holders of 34,197,283 shares of Class A Common Stock and Series 1 Class B Common Stock, or more than a majority of Class A Common Stock and Series 1 Class B Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or represented by proxy at the Annual Meeting. The holders of 33,947,278 shares of Class A Common Stock and Series 1 Class B Common Stock voted for the election of the directors named in the Proxy Statement and the holders of 225,301 shares of Class A Common Stock and Series 1 Class B Common Stock withheld their vote for the nominated directors. No other directors were nominated by the shareholders. The holders of 34,147,156 shares of Class A Common Stock and Series 1 Class B Common Stock voted for the approval of the selection of J.H. Cohn LLP as the Company's independent public accountants, the holders of 34,397 shares of Class A Common Stock and Series 1 Class B Common Stock voted against approval, and the holders of 15,730 shares of Class A Common Stock and Series 1 Class B Common Stock abstained from voting on this matter. Lastly, the holders of 23,310,466 shares of Class A Common Stock and Series 1 Class B Common Stock voted for the approval of the amendment and restatement of Article Fourth of the Articles of Incorporation of the Company, the holders of 500,411 shares of Class A Common Stock and Series 1 Class B Common Stock voted against such Proposal, and the holders of 63,896 shares of Class A Common Stock and Series 1 Class B Common Stock abstained from voting on this matter.

Item 5. Other Information.

Loans from Officers of the Company.

As of January 31, 2004, Thomas J. Mazzarisi, our Executive Vice President, Chief Financial Officer and General Counsel, agreed to extend the maturity date of that certain $200,000 promissory note issued by us to Mr. Mazzarisi to the earlier of (i)April 30, 2004 or (ii) the effective date of a "Change in Control" of the Company, as such term is defined in our Long-Term Incentive Plan.

As of January 31, 2004, Stephen J. Schoepfer, our Executive Vice President and Chief Operating Officer agreed to extend the maturity date of that certain $200,000 promissory note issued by us to Mr. Schoepfer to the earlier of (i) April 30, 2004 or (ii) the effective date of a "Change in Control" of the Company, as such term is defined in our Long-Term Incentive Plan.

Recapitalization.

In a press release dated February 27, 2004, the Company announced that April 8, 2004 has been set as the effective date for its recently adopted recapitalization, at which time the Company intends to file the approved amendment of its articles of incorporation with the Secretary of State of the State of Nevada. The amendment to the Company's articles of incorporation, which was approved by the Company's stockholders at its annual meeting on February 11, 2004, provides for the reclassification of the Company's current shares of Class A Common Stock and Series 1 Class B Common Stock into newly created "certificate only" shares of Common Stock. The amendment also requires that the new "certificate only" shares must bear the name of the beneficial owner on the face of each stock certificate. After the effective date of the recapitalization, certificates representing the old Class A Common Stock and Series 1 Class B Common Stock will only represent the right to receive the shares of the new common stock. The holder of old certificates not surrendered will not have the right to vote or to receive any dividends or other distributions payable by the Company after the effective date until the old certificates have been surrendered.

The Company will notify stockholders shortly regarding the procedures for implementing the mandatory exchange of their shares and make available to stockholders and brokers the letter of transmittal to be used in the exchange. Until such notification, stockholders should not send any certificates for current Class A Common Stock or Series 1 Class B Common Stock to the Company or its transfer agent for exchange.

In light of the inability of some stockholders to obtain their stock certificates in connection with the Company's stock dividend in 2003, the Company reminded stockholders in its press release that the only way stockholders can assure themselves of receiving the new shares of the Company's Common Stock is to obtain certificates for their current Class A Common Stock and/or Series 1 Class B Common Stock. Stockholders who continue to hold their shares in "street name" with their broker will be relying on their broker to include their name in the beneficial owner list that the broker must submit to the Company's transfer agent in connection with the exchange. The beneficial owner lists submitted by brokers will enable the Company's transfer agent to issue the new "certificate only" shares of common stock, but only to those customers identified on the lists and only to the extent such lists are consistent with the brokers' official DTC positions in the Company's stock.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.


4.28 Amendment, dated as of January 31, 2004, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.29 Amendment, dated as of January 31, 2004, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

10.40 Finder's Fee Agreement, dated as of January 5, 2004, between the Company and Flow Capital Advisors, Inc. (1)

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

99.2 Letter of Intent, dated January 16, 2004, by and among the Company, Great Eastern and the stockholders of Great Eastern. (1)

-----------

(1) Filed with the SEC as an exhibit to the Company's Current Report on Form 8-K on January 20, 2004.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended January 31, 2004:

o Current Report on Form 8-K filed with the Commission on January 20, 2004, disclosing the terms and conditions of that certain Letter of Intent, dated January 16, 2004, relating to the proposed acquisition by the Company of Great Eastern Securities, Inc., a privately held New York corporation and broker/dealer based in Syosset, New York.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JAG MEDIA HOLDINGS, INC.

Date: March 22, 2004                    By:  /s/ Gary Valinoti
                                           -------------------
                                            Name:  Gary Valinoti
                                            Title: President and Chief
                                            Executive Officer


Date: March 22, 2004                    By:  /s/ Thomas J. Mazzarisi
                                           -------------------------
                                            Name: Thomas J. Mazzarisi
                                            Title: Executive Vice President,
                                            Chief Financial Officer and
                                            General Counsel

                                  EXHIBIT INDEX

4.28 Amendment, dated as of January 31, 2004, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.

4.29 Amendment, dated as of January 31, 2004, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.