Form 10QSB
period 2004-04-30
JAG MEDIA HOLDINGS INC
filed 2004-06-21
CIK 1089029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For Quarterly Period Ended April 30, 2004.
                           SEC File Number 000-28761.

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

                  Yes X                               No __

As of June 17, 2004, the Registrant had 44,237,726 shares of Common Stock, 376,601 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                   JAG Media Holdings, Inc. and Subsidiaries

                         Index to Financial Statements


                                                                                  PAGE
                                                                                  ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet at April 30, 2004 (Unaudited)       F-2

          Condensed Consolidated Statements of Operations
              Nine and Three Months Ended April 30, 2004 and 2003 (Unaudited)      F-3

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity (Deficiency)
              Nine Months Ended April 30, 2004 (Unaudited)                         F-4

          Condensed Consolidated Statements of Cash Flows
              Nine Months Ended April 30, 2004 and 2003 (Unaudited)                F-5

          Notes to Condensed Consolidated Financial Statements                    F-6/13



                                      * * *

                    JAG Media Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 April 30, 2004
                                   (Unaudited)

                                     Assets
                                     ------

Current assets:
    Cash and cash equivalents                                               $    894,641
    Accounts receivable, net of allowance for doubtful accounts
        of $7,500                                                                 23,459
    Other current assets                                                          54,320
                                                                            ------------
           Total current assets                                                  972,420

Equipment, net of accumulated depreciation of $158,083                            20,199
                                                                            ------------

           Total                                                            $    992,619
                                                                            ============

                              Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued expenses                                   $     57,118
    Deferred revenues                                                             47,659
                                                                            ------------
           Total liabilities                                                     104,777
                                                                            ------------

Mandatorily redeemable Class B common stock; par value $.00001 per share:
    400,000 shares designated as Series 2; 380,829 shares issued and
        outstanding                                                                    4
    40,000 shares designated as Series 3; 21,500 shares issued and
        outstanding                                                                    -
                                                                            ------------
           Total                                                                       4
                                                                            ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock; par value $.00001 per share; 50,000,000
        shares authorized; none issued                                                 -
    Common stock; par value $.00001 per share;
        250,000,000 shares authorized; 44,235,299 shares
        issued and outstanding                                                       442
    Additional paid-in capital                                                43,570,992
    Unearned compensation                                                        (38,823)
    Accumulated deficit                                                      (42,644,773)
                                                                            ------------
           Total stockholders' equity                                            887,838
                                                                            ------------

           Total                                                            $    992,619
                                                                            ============


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
         Nine and Three Months Ended April 30, 2004 and 2003 (Unaudited)



                                              Nine Months                        Three Months
                                           Ended April 30,                        Ended April 30,
                                     -------------------------------    --------------------------------
                                         2004             2003                2004                2003
                                     ------------     ------------      ------------        ------------

Revenues                             $    177,540     $    311,601      $     56,604        $    70,646
                                     ------------     ------------      ------------        -----------

Operating expenses:
    Cost of revenues                      200,804          597,877            61,164            169,756
    Selling expenses                       15,111            2,884             9,784              1,155
    General and administrative
        expenses                        1,445,659        1,830,751           699,242            823,184
                                     ------------     ------------      ------------        -----------
           Totals                       1,661,574        2,431,512           770,190            994,095
                                     ------------     ------------      ------------        -----------

Loss from operations                   (1,484,034)      (2,119,911)         (713,586)          (923,449)

Other income (expense):
    Interest income                         2,049            4,482             1,336              2,453
    Interest expense                      (23,930)          (8,048)           (5,930)            (2,624)
                                     ------------     ------------      ------------        -----------

Net loss                             $ (1,505,915)    $ (2,123,477)     $   (718,180)       $  (923,620)
                                     ============     ============      ============        ===========


Basic net loss per share                    $(.04)           $(.06)           $(.02)              $(.02)
                                            =====            =====            =====               =====


Basic weighted average common
    shares outstanding                 42,232,905       36,677,639        43,434,101         39,732,971
                                       ==========       ==========        ==========         ==========



See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                        Nine Months Ended April 30, 2004
                                  (Unaudited)

                                                                  Common Stock
                               ----------------------------------------------------------------------------------------
                                                                     Class A                    Series 1 Class B
                                                           ----------------------------     ---------------------------
                                Number of                   Number of                         Number of
                                  Shares        Amount       Shares            Amount          Shares          Amount
                               ------------   ----------   -------------      ---------      ----------      ----------

Balance, August 1, 2003                                      40,212,882        $ 402           1,031,143         $  10

Effect of recapitalization      41,244,025      $  412      (40,212,882)        (402)         (1,031,143)          (10)

Sale of common
   stock and 1,500
   shares of redeemable
   Series 3 Class B common
   stock through
   private placement                35,000          -

Effects of issuance of
   common stock in
   exchange for services           450,000          5

Amortization of unearned
   compensation

Sales of common stock
   pursuant to equity
   financing agreement,
   net of expenses of
   $107,500                      2,506,274         25

Net loss
                              ------------       ----     ------------        -----         -----------       -------

Balance, April 30, 2004         44,235,299       $442                -        $   -                   -       $     -
                              ============       ====     ============        =====         ===========       =======



                                 Additional
                                  Paid-in          Unearned            Accumulated
                                  Capital        Compensation            Deficit            Total
                                  -------        ------------            -------            -----

Balance, August 1, 2003       $41,217,522         $(140,884)          $(41,138,858)       $(61,808)

Effect of recapitalization

Sale of common
   stock and 1,500
   shares of redeemable
   Series 3 Class B common
   stock through
   private placement               50,000                                                   50,000

Effects of issuance of
   common stock in
   exchange for services          260,995           (78,000)                               183,000

Amortization of unearned
   compensation                                     180,061                                180,061

Sales of common stock
   pursuant to equity
   financing agreement,
   net of expenses of
   $107,500                     2,042,475                                                2,042,500

Net loss                                                                (1,505,915)     (1,505,915)
                               ----------         ---------           ------------      ----------

Balance, April 30, 2004       $43,570,992         $ (38,823)          $(42,644,773)    $   887,838
                              ===========         =========           ============     ===========


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended April 30, 2004 and 2003
                                   (Unaudited)


                                                                        2004             2003
                                                                    ------------     ------------

Operating activities:
    Net loss                                                        $(1,505,915)     $(2,123,477)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Provision for doubtful accounts                                                    2,750
        Depreciation                                                     13,018           24,578
        Amortization of unearned compensation                           180,061          523,237
        Effects of issuance of common stock and stock options
           in exchange for services                                     183,000          464,832
        Changes in operating assets and liabilities:
           Accounts receivable                                          (18,299)          (5,260)
           Other current assets                                          29,465
           Accounts payable and accrued expenses                        (97,611)        (767,486)
           Deferred revenues                                              2,930          (40,123)
                                                                   ------------      ------------
                  Net cash used in operating activities              (1,213,351)      (1,920,949)
                                                                   ------------      -----------

Investing activities - purchase of equipment                             (7,725)
                                                                   ------------

Financing activities:
        Repayment of notes payable to officers                         (400,000)
        Net proceeds from sales
        of common stock through:
               Private placements                                     2,092,500          475,000
               Equity financing agreement                                              1,783,250
               Exercise of stock options                                                   8,960
                                                                   ------------      -----------
                  Net cash provided by financing activities           1,692,500        2,267,210
                                                                   ------------      -----------

Net increase in cash and cash equivalents                               471,424          346,261
Cash and cash equivalents, beginning of period                          423,217            7,107
                                                                   ------------      -----------

Cash and cash equivalents, end of period                           $    894,641      $   353,368
                                                                   ============      ===========









See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of April 30, 2004, their results of operations for the nine and three months ended April 30, 2004 and 2003, their changes in stockholders' equity (deficiency) for the nine months ended April 30, 2004 and their cash flows for the nine months ended April 30, 2004 and 2003. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2003 and for the years ended July 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2003 that was previously filed with the SEC.

                The results of the Company's operations for the nine months ended April 30, 2004 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2004.

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

                The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $178,000 and $312,000 and it incurred net losses of approximately $1,506,000 and $2,123,000 and cash flow deficiencies from operating activities of approximately $ 1,213,000 and $1,921,000 for the nine months ended April 30, 2004 and 2003, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation (continued):
                Although the Company's net losses included net noncash charges of approximately $376,000 and $1,015,000 for the nine months ended April 30, 2004 and 2003, respectively, primarily for the amortization of unearned compensation and the issuance of common stock and stock options in exchange for services, management believes that in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least April 30, 2005 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

                As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. The equity line became available in August 2002 and expires in August 2004. As of April 30, 2004 and June 16, 2004, the Company had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases.

                Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership prior to its expiration in August 2004 or through other financing agreements to enable it to continue as a going concern through at least April 30, 2005. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

                The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                As further explained in Note 5, on February 11, 2004, the stockholders of the Company approved an amendment to the articles of incorporation that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on June 4, 2004 (the "Recapitalization"). As a result of the Recapitalization, the Company became authorized to issue up to 250,000,000 shares of common stock with a par value of $.00001 per share, and it issued 1 share of common stock in exchange for every 1 share of Class A common stock and Series 1 Class B common stock outstanding prior to the recapitalization.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):
                Prior to the Recapitalization, each share of Series 1 Class B common stock was immediately convertible into one share of Class A common stock and each share of Class A common stock and Series 1 Class B common stock was equal in respect to dividends and voting rights. Therefore, each share of Series 1 Class B common stock was, in substance, equivalent to one share of Class A common stock for financial reporting purposes prior to the Recapitalization, and each share of Class A common stock and each share of Series 1 Class B common stock is, in substance, equivalent to 1 share of common stock after the Recapitalization for financial reporting purposes. Accordingly, the Recapitalization, which has been retroactively reflected in the accompanying condensed consolidated financial statements and these notes, did not have any effect on numbers of shares of common stock, the weighted average number of common shares outstanding or any amounts per common share.

Note 2 - Net earnings (loss) per share:
                The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during each period (see Notes 1, 2 and 7 to the Audited Financial Statements). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

                As of April 30, 2004, there were options and warrants outstanding for the purchase of a total of 2,585,000 shares of common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the nine and three months ended April 30, 2004 and 2003 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Income taxes:
                As of April 30, 2004, the Company had net operating loss carryforwards of approximately $26,759,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2023.

                As of April 30, 2004, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                      $       19,000
                    Unearned compensation                            2,091,000
                    Net operating loss carryforwards                10,687,000
                                                                --------------
                                                                    12,797,000
                    Less valuation allowance                       (12,797,000)
                                                                --------------

                        Total                                   $            -
                                                                ==============

                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2004.

                The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2003. As a result of the increases in the valuation allowance of $497,000 and $246,000 during the nine and three months ended April 30, 2004, respectively, and $491,000 and $309,000 during the nine and three months ended April 30, 2003, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.


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

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Issuances of common stock and stock options (continued):
               Equity financing agreement (concluded):
                    The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the 2002 Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

                    During the nine months ended April 30, 2004, Cornell Capital was required to pay $2,150,000 and it received 2,506,274 shares of common stock and the Company received proceeds of $2,042,500 net of $107,500 of placement fees as a result of the exercise by the Company of put options pursuant to the 2002 Equity Line Agreement. As of April 30, 2004, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2004.

                Shares sold through private placement:
                    During the nine months ended April 30, 2004, the Company sold 35,000 shares of its common stock and 1,500 shares of its Series 3 Class B common stock through a private placement intended to be exempt from registration under the Act, and it received proceeds of $50,000.

                Stock dividend:
                    During the nine months ended April 30, 2004, the Company issued an additional 6,709 shares of its mandatorily redeemable Series 2 Class B common stock based on required adjustments to the number of shares originally issued in connection with a stock dividend affected during the year ended July 31, 2003 (see Note 5 to the Audited Financial Statements).

                Shares issued to pay salaries:
                    During the nine months ended April 30, 2004, the Company agreed to issue a total of 300,000 shares of its common stock with an aggregate fair value of $183,000 to pay salaries, all of which was charged directly to expense.

                Shares issued to consultants:
                    During the nine months ended April 30, 2004, the Company issued a total of 150,000 shares of its common stock with an aggregate fair value of $78,000 to pay for consulting services. The fair value of the shares was originally charged to unearned compensation and is being amortized to expense over the terms of the consulting agreements.

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

                    As of August 1, 2003, the Company had 3,585,000 shares of common stock that were subject to outstanding options and warrants issued to employees and nonemployees as compensation for services. Options to purchase 1,000,000 shares of common stock were canceled during the nine months ended April 30, 2004. There were no options or warrants issued or exercised during the nine months ended April 30, 2004. The 2,585,000 shares of common stock that were subject to outstanding options and warrants issued to employees as of April 30, 2004 had exercise prices ranging from $.02 to $6.00 per share and will expire at various dates from July 2005 through March 2012.

                    The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense.

                    These options and warrants also include options for the purchase of 1,750,000 shares of, effectively, common stock granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

Note 5 - Notes payable to officers:
               On April 1, 2002, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, were payable on June 30, 2004 and bore interest at an annual rate of 9%. The loans were repaid in full, including interest, in March 2004.

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


Note 7 - Proposed acquisitions:
                On August 12, 2003, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Interactive, Inc. ("Vertex") and its wholly-owned subsidiary, XeQute Solutions, Inc. ("XeQute"). Under the terms of the Asset Purchase Agreement, the Company would have established a newly formed wholly-owned subsidiary which would have acquired the business of XeQute through the purchase of its assets and the assumption of its liabilities. XeQute is a provider of supply chain management technologies and services, including enterprise software systems and applications, software/hardware maintenance services and consulting services, which enable its customers to more effectively manage their order, inventory and warehouse requirements.

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

                The Asset Purchase Agreement was not closed by October 31, 2003. Accordingly, the parties were not required to close the transaction unless they chose to waive the closing date requirement. On January 17, 2004, the Company decided not to pursue any further negotiations with XeQuote.

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

                Pursuant to the terms of the Letter of Intent, as consideration for the transfer of the assets and liabilities of Great Eastern, the Company would have issued shares of its common stock, which upon issuance, would have represented 57% of the Company's outstanding common stock on a fully diluted basis. Had the acquisition of Great Eastern been consummated on or before December 31, 2004, the Company would have been required to pay Flow Capital Advisors, Inc. a finder's fee in shares of the Company's common stock equal to 5% of the aggregate consideration paid by the Company for Great Eastern.

                    JAG Media Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Proposed acquisitions (concluded):
                The Company and Great Eastern did not enter into a definitive acquisition agreement before the term of the Letter of Intent expired on March 31, 2004, and management has decided not to pursue any further negotiations with Great Eastern.

Note 8 - Subsequent events:
                Pursuant to the Recapitalization that was approved by the stockholders of the Company on February 11, 2004 and consummated on June 4, 2004, (i) the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 200,000,000 shares to 300,440,000 shares with a par value of $.00001 per share, of which 50,000,000 shares are authorized for issuance as preferred stock, 250,000,000 shares are be authorized for issuance as common stock, 400,000 shares are authorized for issuance as Series 2 Class B common stock and 40,000 shares are authorized for issuance as Series 3 Class B common stock; and (ii) the Company issued 1 share of common stock in exchange for every 1 share of Class A common stock and Series 1 Class B common stock outstanding prior to the recapitalization.


                                      * * *

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies and Estimates.

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

The accounting policies and estimates used as of July 31, 2003, as outlined in our previously filed Form 10-KSB, have been applied consistently for the nine months ended April 30, 2004.

Related Party Transactions.

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, were payable on April 30, 2004 and bore interest at an annual rate of 9%. The loans were repaid in full, including interest, in March 2004.

Nine months ended April 30, 2004 as compared to nine months ended April 30, 2003.


                                         Nine Months
                                         Ended April 30,
                                         ------------------------------
                                            2004                2003            $ Change
                                         -----------         ----------        ----------
Revenues                                  $  177,540         $  311,601         $(134,061)
                                         -----------         ----------         --------
Operating expenses:
         Cost of revenues                    200,804            597,877          (397,073)
         Selling expenses                     15,111              2,884            12,227
         General and administrative
         Expenses                          1,445,659          1,830,751          (385,092)
                                         -----------        -----------         ---------
             Totals                        1,661,574          2,431,512          (769,938)
                                         -----------        -----------         ---------
Loss from operations                      (1,484,034)        (2,119,911)          635,877

Other income (expense):
         Interest income                       2,049              4,482            (2,433)
         Interest expense                    (23,930)            (8,048)          (15,882)
                                         -----------        -----------         ---------
Net loss                                 ($1,505,915)       ($2,123,477)        $ 617,562
                                         ===========        ===========         =========

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. The decrease in subscription revenues during the nine months ended April 30, 2004 was due primarily to a loss of subscribers during the period.

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

During the nine months ended April 30, 2004, consulting fees were approximately $164,000 as compared to approximately $515,000 for the nine months ended April 30, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $130,000 and $506,000 for the nine months ended April 30, 2004 and 2003, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site decreased commensurate with our decrease in revenues.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. The increase results primarily from travel expenses incurred in connection with business development matters.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to our efforts to better contain costs. However, included in general and administrative costs are increased costs associated with legal, data processing and other expenses related to proposed acquisitions and $150,000 of severance payments in connection with the resignation of our CEO.

Interest expense:

The increase results from an increase in interest rates associated with loans from two of our executive officers.

Three months ended April 30, 2004 as compared to the three months ended April 30, 2003.


                                            Three Months
                                            Ended April 30,
                                            ------------------------
                                              2004               2003           $ Change
                                            --------          ---------         ---------

Revenues                                    $ 56,604          $  70,646          $(14,042)
                                            --------          ---------         --------
Operating expenses:
         Cost of revenues                     61,164            169,756          (108,592)
         Selling expenses                      9,784              1,155             8,629
         General and administrative
          Expenses                           699,242            823,184          (123,942)
                                           ---------          ---------         ---------
             Totals                          770,190            994,095          (223,905)
                                           ---------          ---------         ---------
Loss from operations                        (713,586)          (923,449)          209,863

Other income (expense):
         Interest income                       1,336              2,453            (1,117)
         Interest expense                     (5,930)            (2,624)           (3,306)
                                           ---------          ---------         ---------
Net loss                                   ($718,180)         ($923,620)        $ 205,440
                                           =========          =========         =========

Revenues:

The decrease in subscription revenues during the three months ended April 30, 2004 was due to a loss of subscribers during the period.

While our revenues do include revenues from other sources, these other revenues are not material to our operations as a whole.

Cost of revenues:

During the three months ended April 30, 2004, consulting fees were approximately $46,000 as compared to approximately $142,000 for the three months ended April 30, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation of approximately $22,000 and $131,000 for the three months ended April 30, 2004 and 2003, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website.

Selling expenses:

The increase in selling expenses results primarily from travel expenses incurred in connection with business development matters.

General and administrative expenses:

The decrease in general and administrative expenses is attributable to our efforts to better contain costs. However, included in general and administrative costs are increased costs associated with legal, data processing and other expenses related to proposed acquisitions and the resignation of our CEO. Severance payments to our CEO were $150,000 for the three months ended April 30, 2004.

Liquidity and Capital Resources.

We only generated revenues of approximately $178,000 and $312,000 and we incurred net losses of approximately $1,506,000 and $2,123,000 and cash flow deficiencies from operating activities of approximately $1,213,000 and $1,921,000 for the nine months ended April 30, 2004 and 2003, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

Although our net losses included net noncash charges of approximately $376,000 and $1,015,000 for the nine months ended April 31, 2004 and 2003, respectively, primarily for the amortization of unearned compensation and the issuance of common stock and stock options in exchange for services, we believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least April 30, 2005 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

As further explained below, we entered into an agreement with an investment partnership pursuant to which we have, in effect, "put" options whereby, subject to certain conditions, we are able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. The equity line became available in August 2002 and expires in August 2004. As of April 30, 2004 and June 16, 2004, we had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at our discretion, the purchases are subject to certain conditions and the ability of the investment partnership to fund the purchases.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our 2002 Equity Line Agreement described below before it expires in August 2004 or through other financing agreements to enable us to continue as a going concern through at least April 30, 2005. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

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

Closing of the Asset Purchase Agreement was subject to the satisfaction of various conditions by October 31, 2003 including, among others, XeQute's ability to arrange financing from which we would have obtained $8,000,000 of proceeds upon terms and conditions satisfactory to us, Vertex and XeQute, the provision of specified financial information to us by XeQute and the ability of the parties to agree upon various specific terms of the Asset Purchase Agreement.

The Asset Purchase Agreement was not closed by October 31, 2003. Accordingly, the parties were not required to close the transaction unless they choose to waive the closing date requirement. In January 2004, we decided not to pursue any further negotiations with XeQute and, accordingly, we are currently pursuing other strategic alternatives.

On January 17, 2004, we entered into a Letter of Intent (the "Letter of Intent") expiring March 31, 2004 to acquire Great Eastern Securities, Inc. ("Great Eastern"), a privately held broker/dealer based in Syosset, New York. Great Eastern offered a cost-efficient trading platform for brokers and traders, including direct access trading, with individually tailored commission rates.

Pursuant to the terms of the Letter of Intent, as consideration for the transfer of the assets and liabilities of Great Eastern, we would have issued shares of its common stock, which upon issuance, would have represented 57% of our outstanding common stock on a fully diluted basis. Had the acquisition of Great Eastern been consummated on or before December 31, 2004, we would have been required to pay Flow Capital Advisors, Inc. a finder's fee in shares of our common stock equal to 5% of the aggregate consideration paid by us for Great Eastern.

We did not enter into a definitive acquisition agreement with Great Eastern before the term of the Letter of Intent expired on March 31, 2004, and we have decided not to pursue any further negotiations with Great Eastern.

We declared a special stock dividend to our stockholders. To effect such dividend, we designated a new series of Class B common stock which was issuable by dividend to our stockholders of record as of the close of business on April 14, 2003, the stated record date, in the ratio of one share of Series 2 Class B common stock for every 100 shares of Class A common stock. Such shares of Series 2 Class B common stock would be redeemable, which redemption by us shall be mandatory to the fullest extent permitted by law within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms, at a redemption price which is the greater of (a) par value or
(b) 90% of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The stock dividend is intended to insure that the principal benefits of our pending lawsuit accrue to our investors. We have recorded $4 representing the par value of the 380,829 shares of Series 2 Class B common stock that are to be issued.

During the nine months ended April 30, 2004, we issued an additional 6,709 shares of mandatorily redeemable Series 2 Class B common stock reflecting an adjustment to the number of dividend shares originally determined to be issuable.

Our cash and cash equivalent position of approximately $895,000 as of April 30, 2004 results primarily from sales of shares of our common stock pursuant to an equity line agreement and a private placement completed during the nine months ended April 30, 2004 described below.

On April 9, 2002, we entered into an equity line purchase agreement (the "2002 Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The 2002 Equity Line Agreement became available to us on August 28, 2002, and will remain available through August 28, 2004 unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by us from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before we can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times; and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the 2002 Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, we may not be able to force it to do so. We have issued 10,000 shares of our common stock to a placement agent as of the effective date as consideration for its services in connection with the 2002 Equity Line Agreement.

During the nine months ended April 30, 2004, we issued 2,506,274 shares of common stock pursuant to the 2002 Equity Line Agreement for which we received proceeds of $2,042,500, net of $107,500 of placement fees. As of April 30, 2004, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2004.

During the nine months ended April 30, 2004, we thought it would be prudent to diversify our sources of financing beyond our current private equity line. On, September 25, 2003, we sold 35,000 shares of common stock and 1,500 shares of Series 3 Class B common stock through a private placement intended to be exempt from registration under the Securities Act of 1933 and received proceeds of $50,000.

In addition, during the nine months ended April 30, 2004, we issued 450,000 shares of common stock with a fair value of $261,000 in exchange for services.

On February 11, 2004, our stockholders approved an amendment to the articles of incorporation that authorized the implementation of changes related to a recapitalization plan that was consummated on June 4, 2004. As a result of the recapitalization, we became authorized to issue up to 250,000,000 shares of common stock with a par value of $.00001 per share, and we issued 1 share of common stock in exchange for every 1 share of Class A common stock and Series 1 Class B common stock outstanding prior to the recapitalization.

Prior to the recapitalization, each share of Series 1 Class B common stock was immediately convertible into one share of Class A common stock and each share of Class A common stock and Series 1 Class B common stock was equal in respect to dividends and voting rights. Therefore, each share of Series 1 Class B common stock was, in substance, equivalent to one share of Class A common stock for financial reporting purposes prior to the recapitalization, and each share of Class A common stock and each share of Series 1 Class B common stock is, in substance, equivalent to 1 share of common stock after the recapitalization for financial reporting purposes. Accordingly, the recapitalization, which has been retroactively reflected in the condensed consolidated financial statements and the notes, did not have any effect on numbers of shares of common stock, the weighted average number of common shares outstanding or any amounts per common share.

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, were payable on April 30, 2004 and bore interest at an annual rate of 9%. The loans were repaid in full, including interest, in March 2004.

During the nine months ended April 30, 2004, we used cash of approximately $1,213,000 in our operations of which approximately $98,000 was used to reduce accounts payable and accrued expenses and the remainder to primarily fund our net loss.

During the period from February 1, 2004 to June 16, 2004, Cornell Capital was required to pay $2,150,000 and it received 2,506,274 shares of common stock and we received $2,042,500 net of $107,500 of placement fees as a result of the exercise by us of put options pursuant to the 2002 Equity Line Agreement. As of June 16, 2004, we had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2004.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of April 30, 2004 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended April 30, 2004 and 2003 or that they will have a significant effect at the time they become effective.

Item 3. Controls and Procedures.

As of the end of the fiscal quarter ended April 30, 2004, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, JAG Media Holdings, Inc. (the "Company") and its former President and Chief Executive Officer, Gary Valinoti, have filed a complaint against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell the Company's stock (the "Lawsuit"). This Lawsuit is pending in the United States District Court for the Southern District of Texas (the "Court").

A motion to dismiss the Lawsuit is currently pending before the Court. While that motion is pending, discovery is stayed by court rule. In the interim, the Company's attorneys are preparing for discovery and intend to commence discovery immediately after they are permitted to do so.

Item 2. Changes in Securities and Use of Proceeds.

During the fiscal quarter ended April 30, 2004, Cornell Capital Partners, L.P. ("Cornell Capital") was required to pay $2,030,000 and it received 2,327,170 shares of our Common Stock, par value $0.00001 per share ("Common Stock"), as a result of the exercise of put options under our Equity Line Purchase Agreement, dated as of April 9, 2002, and we received proceeds of $1,928,500 net of $101,500 of placement fees. The shares under such put options were sold at per share prices ranging from $0.75 - $0.97.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

See disclosure in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2004 filed with the SEC on March 22, 2004 regarding matters voted upon and approved at the Company's Annual Meeting held on February 11, 2004.

Item 5. Other Information.

Expiration of Letter of Intent with Great Eastern Securities, Inc.

JAG Media's Letter of Intent dated January 17, 2004, to acquire Great Eastern Securities, Inc., a privately held New York corporation and broker/dealer based in Syosset, New York ("Great Eastern"), expired in accordance with its terms on March 31, 2004. The Board of Directors of the Company has decided not to pursue any further negotiations with Great Eastern.

Loans from Officers of the Company.

On April 1, 2002, Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, loaned us $200,000. The loan was subject to the terms and conditions of an unsecured promissory note issued by us to Mr. Mazzarisi on such date. The loan, which bore interest at 9.0% per annum, was repaid in full, including interest, by JAG Media on March 29, 2004.

On April 1, 2002, Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary, loaned us $200,000. The loan was subject to the terms and conditions of an unsecured promissory note issued by us to Mr. Schoepfer on such date. The loan, which bore interest at 9.0% per annum, was repaid in full, including interest, by JAG Media on March 29, 2004.

Executive Reorganization.

On April 2, 2004, the Company announced a reorganization of its management team. The Company elected Thomas J. Mazzarisi, formerly Chief Financial Officer, as its new Chief Executive Officer and Chairman of the Board of Directors. Stephen
J. Schoepfer, previously Executive Vice President, was elected President and Chief Financial Officer, while remaining Chief Operating Officer of the Company. Gary Valinoti stepped down from his Chief Executive Officer, President and Director positions with the Company to refocus his efforts on the Company's pending lawsuit against various brokerage firms described elsewhere herein.

Appointment of New Transfer Agent.

Effective May 1, 2004, the Company appointed Transfer Online, Inc. as the company's new transfer agent. The Company made this change to provide added value to its shareholders and the Company by making account administration and communication between the Company and its shareholders more efficient. Stockholders with access to the Internet now have the ability to view their account details, see a list of their share holdings, vote their proxy, download forms, monitor the status of their share transfers, and also have the ability to communicate with other stockholders and management. Transfer Online's full contact information is as follows: Transfer Online, Inc. 317 S.W. Alder Street, 2nd Floor Portland, OR 97204. Tel: 503.227.2950; Fax: 503.227.6874 E-Mail:
info@transferonline.com

Recapitalization.

On June 4, 2004 (the "Effective Date"), the Company announced that it had filed with the Secretary of State of Nevada a Certificate of Amendment of Articles of Incorporation ("Certificate of Amendment") which makes effective the Company's recently approved recapitalization. Pursuant to the approved recapitalization, all shares of the Company's Class A Common Stock and Series 1 Class B Common Stock, par value $0.00001 per share ("Series 1 Class B Common Stock") were reclassified on a one-for-one basis into newly created "certificate only" shares of new common stock, par value $0.00001 per share of the Company ("Common Stock"). The Certificate of Amendment also requires that the new "certificate only" shares must reflect the name of the beneficial owner on the face of each stock certificate. As a result of the recapitalization, the old shares of Class A Common Stock and Series 1 Class B Common Stock only represent the right to receive the applicable number of shares of the new Common Stock. The holder of such shares not surrendered will not have the right to vote or to receive any dividends or other distributions payable by the Company after the Effective Date until such shares have been exchanged for the new Common Stock.

Trading of the new Common Stock has commenced on a "when issued" basis under the symbol "JAGHV." The Company is in discussions with NASDAQ to determine when the new Common Stock will cease trading "when-issued" and begin normal trading. Under "when issued" trading, trading occurs without settlement until normal trading resumes, at which time the unsettled "when issued" trades are required to be settled under normal settlement procedures.

The Company's transfer agent has mailed to registered holders of the old Class A Common Stock and Series 1 Class B Common Stocks a letter of transmittal which must be used to surrender certificates representing shares of such stock. The letter of transmittal may also be downloaded from the Company's web site (www.jagnotes.com) and from the transfer agent's web site
(www.transferonline.com) free of charge.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits.
         --------

3.6 Form of Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Secretary of State of the State of Nevada on June 4, 2004. (3)

4.30     Form of Common Stock Certificate. (3)

10.41 Separation Agreement, dated April 2, 2004, between the Company and Gary Valinoti. (1)

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

99.1 Letter to Stockholders of the Company, dated May 24, 2004, regarding appointment of new transfer agent. (2)

99.2 Letter to Registered Holders of Class A common stock and Series 1 Class B common stock of the Company, dated May 24, 2004, regarding exchange procedures. (2)

99.3     Form of Letter of Transmittal. (2)

-----------------------

(1) Filed with the SEC as an exhibit to the Company's Current Report on Form 8-K on April 5, 2004.

(2) Filed with the SEC as an exhibit to the Company's Current Report on Form 8-K on May 26, 2004.

(3) Filed with the SEC as an exhibit to the Company's Registration Statement on Form 8-A on May 26, 2004.

(b)      Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended April 30, 2004:

o Current Report on Form 8-K filed with the SEC on April 5, 2004, disclosing the Company's retention of Transfer Online, Inc. to serve as its transfer agent and registrar, replacing the Company's former transfer agent and registrar, Computershare Investor Services, Inc., and the reorganization of the Company's management team.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JAG MEDIA HOLDINGS, INC.

Date: June 21, 2004                      By: /s/ Thomas J. Mazzarisi
                                            ------------------------
                                            Name:  Thomas J. Mazzarisi
                                            Title: Chairman and Chief
                                                   Executive Officer


Date: June 21, 2004                      By: /s/ Stephen J. Schoepfer
                                            -------------------------
                                            Name: Stephen J. Schoepfer
                                            Title: President, Chief Financial
                                            Officer and Chief Operating Officer

                                  EXHIBIT INDEX

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.