Form 10KSB
period 2004-07-31
JAG MEDIA HOLDINGS INC
filed 2004-11-15
CIK 1089029

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-KSB

         (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number 000-28761

                               ------------------

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

                        Common Stock, $0.00001 par value
                Series 2 Class B Common Stock, $0.00001 par value
                                (Title of Class)
                               ------------------

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenue for the fiscal year ended July 31, 2004 was approximately $253,000.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 8, 2004 as reported on the OTC Bulletin Board, was approximately $9,987,075.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
               Class                                            November 8, 2004
               -----                                            ----------------
Common Stock, par value $0.00001 per share                         44,235,299
Series 2 Class B Common Stock, par value $0.00001 per share           380,829
Series 3 Class B Common Stock, par value $0.00001 per share            21,500

                    DOCUMENTS INCORPORATED BY REFERENCE: None

===============================================================================

                            JAG MEDIA HOLDINGS, INC.
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I 1

         ITEM 1.     DESCRIPTION OF BUSINESS...............................................................1
         ITEM 2.     DESCRIPTION OF PROPERTIES............................................................24
         ITEM 3.     LEGAL PROCEEDINGS....................................................................24
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................24

PART II...................................................................................................25

         ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                     ISSUER PURCHASES OF SECURITIES.......................................................25
         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................31
         ITEM 7.     FINANCIAL STATEMENTS.................................................................37
         ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE...........................................................................37
         ITEM 8A.    DISCLOSURE CONTROLS AND PROCEDURES...................................................37
         ITEM 8B.    OTHER INFORMATION....................................................................38

PART III..................................................................................................39

         ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT....................................................39
         ITEM 10.    EXECUTIVE COMPENSATION...............................................................40
         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS......46
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................47
         ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K:..............................................48
         ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................54


                                     PART I

         ITEM 1. DESCRIPTION OF BUSINESS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our discussions relating to our liquidity and capital resources, our subscription and advertising revenues, our business strategy, possible acquisitions, our competition, and the future of the Internet and webcasting over the Internet, among others, contain such statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors."

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

We undertook a corporate reorganization in January 2002 in order to distinguish and better manage our areas of business. On January 4, 2002, JAG Media LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of JagNotes. The assets and liabilities of our current fax and Internet subscription business were transferred to JAG Media LLC. Also on January 4, 2002, JAG Company Voice LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of JagNotes. We intended for JAG Company Voice LLC to carry out the operations of our Company Voice start-up business which aimed to provide small to medium size publicly-traded companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format. In order to better reflect the overall business in which we expected to engage and the corporate structure we intended to use to conduct that business, we changed our corporate name from JagNotes.com Inc. to JAG Media Holdings, Inc. effective April 8, 2002.

We have discontinued our efforts to market our Company Voice offering and in April 2004 merged Jag Company Voice LLC into JAG Media LLC. We have also decided to refocus our business on the institutional market, including professional traders. We have also decided to expand our business and are seeking acquisition candidates in both related and unrelated lines of business. See "-Our Business Strategy".

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

As of May 31, 2004, there were over 785 million Internet users worldwide, including over 207 million users in the United States. See the Internet World Stats web-site (http://www.internetworldstats.com/ top20.htm).

According to tracking surveys conducted by Pew Internet & American Life Project from March 2000 to June 30, 2004, approximately 44% of those with Internet access use the Internet to obtain financial information and approximately 12% use the Internet to buy or sell stocks, bonds or mutual funds. According to these surveys, approximately 12% of those with Internet access obtain financial information on a typical day.

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

As of November 8, 2004, JAG Media had eleven commentators who provide technical analysis and commentary for our web site. The names of these commentators and the columns they write are as follows:

Commentator                         Column
-----------                         ------
Harry Aloof                         Wall Street Trader's Column
Harry Boxer                         The Technical Trader
Hank Camp                           Program Trading Research
John Gabriel                        Stock Market Momentum
Douglas Hughes                      Small Bank Newsletter
Axxel Knutson                       Trading Weapon
Mark Likos                          The Likos Letter
Lawrence G. McMillan                Option Strategist
Bruce Norin                         Focus Stock Charts
David Schultz                       Sector Vue
Wealth Management
     News Service                   Wealth Management News Service

None of the above-referenced commentators has a written agreement with JAG Media. Accordingly, they are free to cease providing their commentary at any time.

On our subscription-based portion of our web site, we offer our subscribers two targeted products:

JAGNotes Upgrade/Downgrade Report - The JAGNotes upgrade/downgrade report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Each morning we gather this information, then compile and release it in a concise, easy to read format before the markets open. We believe that this report gives our subscribers early, convenient access to potentially market moving information. This report is updated from time to time during the trading day.

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

These two products are accessible only to paid subscribers. Subscriptions are offered at the rate of $9.95 per month, or $99.95 per year. We have offered free trial subscriptions at times in the past and may do so in the future. Our current strategy involves phasing out these retail subscribers and refocusing on institutional customers and professional traders.

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

Company Voice Service - Through our wholly owned subsidiary, JAG Company Voice LLC, we began marketing our Company Voice service in 2003. We established the Company Voice service in order to make available to publicly traded companies production and distribution services that would enable them to deliver press releases and other company messages to stockholders and potential investors in streaming video/audio format. Our goal was to offer production and distribution services such as directly contracting for studios in which Company Voice segments would be taped; providing interviewers for each Company Voice segment; assisting clients in preparing for each interview; encoding taped segments to allow distribution via the Internet; and arranging for distribution and streaming of finalized Company Voice segments on affiliate sites such as Lycos.

During 2003, we placed four Company Voice segments on our web site; however, this service did not produce any material revenue for us. Therefore, we allowed our Company Voice contract for streaming video to expire by its terms and are not at this time actively marketing our Company Voice services. On April 8, 2004, JAG Company Voice LLC was merged with and into JAG Media LLC, with JAG Media LLC as the surviving corporation.

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

OUR BUSINESS STRATEGY

Our goal is to re-position JAG Media as a leading Internet-based provider of fast breaking financial news and information to the institutional market and to professional traders. In time, we hope that JAG Media will become an important information resource for institutional investors, brokers, investment advisers and professional traders. We believe that market offers an opportunity to achieve higher revenues at lower per unit cost than the retail market we have been pursuing.

The success of our business depends on our ability to obtain the requisite financing and be able to: reverse the current downward trend of our revenues;

o    control costs to correspond with our revenues; and

o    pursue merger and other expansion opportunities.

We plan to focus on servicing the institutional segment of our business. To assist us in this effort, we are investigating ways of using the internet more effectively in distributing our product to the institutional market and helping those customers in turn redistribute the product to their professionals.

o Increase Revenues. Some avenues which we are exploring to reverse the current downward trend of our revenues include:

     o Increasing our sales efforts to institutional subscribers by focusing our entire effort on reaching that market;

     o To the extent funds permit, developing products tailored to the needs of institutional subscribers such as JAGNotes and Rumor pages delivered to company intranets and featuring company branding;

     o Pursuing strategic affiliations, partnerships, joint ventures or other relationships with strategic partners, such as our current arrangement with Track Data, a financial information platform for professional traders, whereby Track Data offers our JAGNotes report as part of its collection of subscriber services to the professional trading community; and

     o Pursuing distribution arrangements with third party information providers that service financial institutions and individual investors.

o Curtail Costs. We sold our webcasting business and discontinued our efforts to market our Company Voice product to reduce our cash flow requirements. In addition, we have discontinued various commentators and employees in order to save costs where we concluded that the cost was not justified by our subscribers' interest and current revenue levels. Our new strategy of focusing on institutional customers will, we believe, also permit us to obtain more revenues per marketing dollar by focusing on a smaller number of customers and potential customers to whom we can sell our products.

o Pursue Merger and Other Expansion Opportunities. While we intend to utilize our available resources as effectively as possible to increase revenues and reduce costs, we realize that it may take some time before revenues can be increased to a level where they can cover operating costs and then reach the level where they can cover general and administrative costs. Many of our general and administrative costs are related to being a public company and these costs are difficult to reduce in light of the recent Sarbanes-Oxley legislation and its new requirements. We have therefore concluded that it would be prudent to attempt to increase our revenue base more quickly than our basic business strategy of refocusing on institutional customers is likely to achieve, so that such administrative costs could be absorbed by a materially larger revenue stream.

     While we have looked at various possible acquisitions over the past two years, we have decided that we should increase our efforts to find a suitable merger candidate. The candidate would not be in our specific line of business, but could be in another line of business related to the stock market, such as stock brokerage, or it could be in an unrelated line of business. Our current strategy is to not foreclose any attractive candidate based upon its line of business, although a candidate which offered us synergistic opportunities would of course be carefully considered.

A merger is our preferred method of expansion, but we could also start our own new lines of business if we have sufficient funding and believe there are sufficient synergistic advantage in doing so.

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

Note: These are our strategies, goals and targets. We believe in them, but we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. In addition we are dependent on having sufficient cash to carry out our strategy. Alternatively, we may have to continue to reduce services to a level subscribers may not find valuable. Please read "Risk Factors" beginning on page 12 of this Annual Report on Form 10-KSB before making any investment decision.

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

In addition, we operate in an environment of uncertainty about potential government regulation of the Internet and Internet-based service providers. We believe that our business is not currently subject to direct regulation other than regulations applicable to businesses generally. However, the Internet is evolving rapidly, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. The United States Congress has passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering other legislative and regulatory proposals that would regulate the Internet.

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

COMPETITION

Providing financial information and analysis over the Internet is a relatively new business, but it is intensely competitive. A large number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff. In addition, cable television is an increasingly important source of competition.

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

INTELLECTUAL PROPERTY

We are the owner of pending federal trademark applications for JAG, JAGNOTES and RUMOR ROOM, AHEAD OF THE MONEY, STREETSIDE and the BEAR CAVE. We do not consider these trademarks to be material to our business.

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

EMPLOYEES

As of July 31, 2004, we had five employees. As of that date, we had entered into employment agreements with all of our employees, two of whom are officers and directors of JAG Media.

EQUITY LINE OF CREDIT

As of April 9, 2002, we entered into, and on July 8, 2004 and July 21, 2004 we amended, an agreement with Cornell Capital Partners, L.P. for a $10 million equity line pursuant to which we are able to sell our shares of Common Stock to Cornell Capital from time to time over a 48-month period ending on August 28, 2006. The purpose of the offering is to provide general working capital for JAG Media, including working capital which might be required by virtue of our strategic plan. This agreement superseded our original equity line purchase agreement with Cornell Capital, dated August 17, 2001. As of July 31, 2004, $4,035,000 of our existing equity line with Cornell Capital had been utilized.

STOCK DIVIDEND

On March 18, 2003, we announced our intention to declare a special stock dividend. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B Common Stock, par value $0.00001 per share, which was distributed by dividend to the stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B Common Stock for every 100 shares of Common Stock. Such shares of Series 2 Class B Common Stock are non-voting, have dividend and liquidation rights equal to the Common Stock and are redeemable, which redemption by JAG Media is mandatory to the fullest extent permitted by law within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms (or any related successor lawsuit) at a redemption price which is the greater of
(a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The shares of Series 2 Class B Common Stock do not have a CUSIP number.

For a further discussion of the foregoing lawsuit in Texas federal court against various brokerage firms, see the disclosure under the heading "Legal Proceedings" on page 24 of this Annual Report on Form 10-KSB.

Our transfer agent has completed the issuance and mailing of Series 2 Class B Common Stock dividend certificates to all registered beneficial shareholders and to all beneficial owners who appear on beneficial owner lists supplied by brokers which are consistent with their share position with the Depository Trust Company. As of July 31, 2004, Series 2 Class B Common Stock dividend certificates had not yet been mailed to certain beneficial owners because as of such date approximately 13 brokers either had failed to submit a beneficial owner list to our transfer agent or the list they submitted did not correspond to their official position in our shares as recorded by the Depository Trust Company.

RECAPITALIZATION

On or about January 8, 2004, we mailed a Proxy Statement to stockholders in connection with our annual meeting (the "Annual Meeting") which was held on February 11, 2004. At the Annual Meeting, our stockholders approved, among other matters, a proposal to amend and restate Article Fourth of the Articles of Incorporation of JAG Media to:

o increase the aggregate authorized number of shares of all classes of stock from 200,000,000 to 300,440,000 of which (w) 250,000,000 shares shall be designated common stock, par value $0.00001 per share, (x) 400,000 shares shall be designated Series 2 Class B common stock, par value $0.00001 per share, (y) 40,000 shares shall be designated Series 3 Class B common stock, par value $0.00001 per share and (z) 50,000,000 shares shall be designated preferred stock, par value $0.00001 per share; and

o reclassify each outstanding share of our existing Class A Common Stock and Series 1 Class B Common Stock into one share of Common Stock upon surrender of physical share certificates representing the existing Class A Common Stock and Series 1 Class B Common Stock for new Common Stock certificates.

The above-described recapitalization was effected on June 4, 2004 upon the filing of a Certificate of Amendment to JAG Media's Articles of Incorporation with the Secretary of State of the State of Nevada. Our amended Articles of Incorporation also require that the new "certificate only" shares must bear the name of the beneficial owner on the face of each stock certificate. As a result of the recapitalization, the old shares of Class A Common Stock and Series 1 Class B Common Stock only represent the right to receive the applicable number of shares of the new Common Stock. The holder of such shares not surrendered will not have the right to vote or to receive any dividends or other distributions payable by the Company after the Effective Date until such shares have been exchanged for the new Common Stock.

APPOINTMENT OF NEW TRANSFER AGENT

Effective as of May 1, 2004, we retained Transfer Online, Inc. ("Transfer Online") to serve as our transfer agent and registrar, replacing our former transfer agent and registrar, Computershare Investor Services, Inc. Through its proprietary software, Transfer Online will be able to provide the Company and its shareholders with immediate access to their information. All shareholder information will be available online. In addition, the Company will be able to access a comprehensive suite of tools and reports at any time by logging into TransferOnline.com.

RESIGNATION OF CHIEF EXECUTIVE OFFICER; EXECUTIVE REORGANIZATION

On April 2, 2004, we announced a reorganization of its management team. The Board of Directors of JAG Media elected Thomas J. Mazzarisi, formerly Chief Financial Officer, as its new Chief Executive Officer and Chairman of the Board of Directors. Stephen J. Schoepfer, previously Executive Vice President, has been elected President and Chief Financial Officer, while remaining Chief Operating Officer of the Company. Effective as of such date, Gary Valinoti stepped down from his Chief Executive Officer, President and Director positions with the Company to refocus his efforts on the Company's pending lawsuit against various brokerage firms. A description of Mr. Valinoti's Separation Agreement with JAG Media is described elsewhere herein under "Employment Contracts--Valinoti Separation Agreement."

FACILITIES

Our executive and administrative headquarters is currently located at 6865 SW 18th Street, Suite B13, in Boca Raton, Florida. We rent this space at a cost of $1,050 per month. We also currently rent space to house our executive and administrative personnel and related administrative equipment in New Jersey at a cost of $630 per month. The servers for our web site are housed at separate locations as indicated above (see "Web Site Technical Information"). We believe that we will be able to locate suitable new office space and obtain a suitable replacement for our Florida office space, if our lease is not renewed, on commercially reasonable terms.

LEGAL PROCEEDINGS

On June 20, 2002, JAG Media Holdings, Inc. and its President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in the United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action proceeded in the federal district court. The discovery process was begun. On October 1, 2003, the Court denied various motions to dismiss made on behalf of the defendants. However, in its ruling, the Court indicated that all motions to dismiss could have been granted in light of the defective pleadings made by plaintiffs and allowed plaintiffs 20 days to file an amended complaint to comply with certain pleading requirements of the Court. Plaintiffs filed an amended complaint within the required period. Discovery was stayed while the motions to dismiss were pending.

After plaintiffs filed their third amended complaint, 78 out of a total of approximately 150 defendants again filed a motion to dismiss the lawsuit. On September 6, 2004, the Court entered an order granting the moving defendants' motion to dismiss the lawsuit, again citing various deficiencies in the pleadings. The Court did not grant the plaintiffs leave to replead.

The Company has met with its attorneys and is currently evaluating with its attorneys its options for recommencing an action against certain defendants and possibly other parties in light of the court's order.

There are no currently pending material lawsuits or similar administrative proceedings against JAG Media and, to the best of our knowledge, there is presently no basis for any other suit or proceeding.

WHERE YOU CAN FIND MORE INFORMATION ABOUT US

We are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You can read and copy any of this information at the SEC's public reference room in Washington, D.C. Please call the SEC at (800) SEC-0330 if you would like further information on the public information room. This information is also available from the SEC's web site at http://www.sec.gov.

We also distribute annual reports containing audited financial statements and other information to our stockholders after the end of each fiscal year. We do not intend to regularly distribute quarterly reports to our stockholders, but we will gladly send them to you upon your written request to Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, at 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

As of July 31, 2004 we had incurred losses to date of $43,144,495. We may never achieve profitability. We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs. We are not able to estimate when, if ever, our revenues will increase sufficiently to cover these costs. Internet users have only been attracted to subscription sites in limited areas. Our subscription revenues are materially below the level of a year ago. We will continue to incur significant losses for the foreseeable future and cannot assure you that our revenue will stop declining and grow in the future or that additional financing will be made available to us. Many dot-com companies have found it difficult to raise funds, and a number of such companies have gone bankrupt. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Common Stock.

WE WILL REQUIRE ADDITIONAL FUNDS TO MEET OUR CASH OPERATING EXPENSES AND ACHIEVE OUR CURRENT BUSINESS STRATEGY.

We will require more capital to meet our current operating expenses and achieve our current business strategy. As we require additional funds to sustain our operations as well as refocus our business and search for appropriate merger candidates we will have to seek additional equity or other financing. Such financing is very difficult to achieve under current market conditions and may not be available. Even if it is, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

We cannot guarantee that we will be able to obtain additional financing as we need it. When our operations require additional financing, if we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Common Stock.

WE MAY NOT BE ABLE TO STOP CONTRACTION OF OUR SUBSCRIBER REVENUES AND ATTRACT SUFFICIENT INSTITUTIONAL CUSTOMERS.

Our subscriber base has been shrinking and we have determined that we cannot expand our retail subscriber base. We believe we must refocus our subscriber base on institutional customers to be successful. Our subscription revenues are below the level they were a year ago. During the year ended July 31, 2004 subscription revenues decreased as compared to the year ended July 31, 2003 with total subscription revenues for the comparable periods of approximately $253,000 and $386,000, respectively. Although we are attempting to refocus our subscriber base, our efforts may be ineffective, our competitors may be more successful than we are in attracting customers, or the number of institutional and other professional users seeking or willing to pay for financial information may not increase or may even decrease. Any of these would adversely affect us. Moreover, many of our competitors offer financial information for free and are likely to continue to do so, perhaps at an increasing rate. Our current and potential subscribers may be unwilling to pay for our service if they feel they can receive comparable information for free. Because there is currently limited potential for Internet banner advertising revenues, if we cannot reverse the current shrinkage of our subscriber base or refocus such base, we will have little, if any, financial success.

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

WE HAVE REFOCUSED OUR BUSINESS STRATEGY TO TARGET PRIMARILY SUBSCRIPTIONS BY INSTITUTIONAL INVESTORS.

Our effort to include individual retail subscribers as part of our business strategy has been unsuccessful, and we have therefore decided to refocus our strategy on offering subscriptions solely to institutional investors and professional traders. Due to the uncertain nature of this undertaking, our shift in business strategy may not be successful and we may not realize any benefit from it.

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

WE MAY NOT BE SUCCESSFUL AT BUILDING BRAND AWARENESS OR BUILDING STRATEGIC RELATIONSHIPS.

Our growth and success depends in part on our ability to build awareness of the JAG Media name. We have changed our name to JAG Media in April 2002 after operating for almost three years under the name JagNotes.com. The JAG Media name has only limited recognition within the financial community and little if any recognition among the general public. We do not currently allocate any of our working capital to marketing and advertising but rather rely solely upon strategic alliances to increase our name recognition. Our ability to refocus our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase that name recognition. We cannot guarantee that we will be successful in doing so.

WE MAY NOT BE ABLE TO FIND SUITABLE MERGER OR ACQUISITION CANDIDATES.

We are actively looking for merger or acquisition candidates that would be beneficial to our company. Over the past few years, we have entered into negotiations and signed letters of intent or agreements with several companies, but were not able to complete any of these acquisitions. We cannot assure you that the market exists for us to find or consummate a favorable merger or acquisition. Our business will be adversely affected if we are unable to find suitable merger or acquisition candidates and complete a business combination.

WE MAY NOT BE ABLE TO ACQUIRE OR START A SUCCESSFUL BROKERAGE BUSINESS.

We may expand our business by acquiring or starting our own brokerage business even though we have limited experience in this area. We cannot assure you that we would be able to expand into this area as we may not be able to find or consummate a favorable acquisition and we may face other difficulties in starting our own brokerage business. Even if we are able to acquire or start our own brokerage business, we cannot assure you that we would be able to operate this business at a profit and we could incur substantial costs in pursuing or developing this business, both of which could materially and adversely affect our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO ACQUIRE OR MANAGE A BUSINESS IN AN UNRELATED SECTOR.

We may expand our business by acquiring a business very different from our current activities. In this case we would have no sector expertise and may not be able to effectively manage such new business. If we were unable to operate the new business at a profit or if we incurred substantial costs in acquiring or developing the new business, either of such eventualities could materially and adversely affect our business, results of operation and financial condition.

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

WE DEPEND ON KEY PEOPLE IN MANAGEMENT AND OPERATIONS.

We depend on our key employees' contacts within the professional financial community for certain information that we provide to our subscribers. Accordingly, our success will be largely dependent on our ability to retain Mr. Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, and Mr. Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary. We may also need to attract and retain additional qualified managers, officers and other key personnel in the future in order to successfully manage our new strategy. We cannot guarantee that we will be able to do so. If we lose the services of any of our key personnel or are unable to attract, hire, train and retain qualified officers, managers and operating, marketing and financial personnel, our business, and your investment, could be adversely affected.

CERTAIN TERMS OF THE EMPLOYMENT AGREEMENTS OF OUR EXECUTIVE OFFICERS COULD DISCOURAGE A POTENTIAL TAKEOVER OF JAG MEDIA BY A THIRD PARTY.

Pursuant to the prior amended and restated employment agreements of Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, and Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary, each executive may resign upon a change-in-control of JAG Media. A "change in control" shall be deemed to have occurred if, among other things, there is an acquisition of 30% or more of our then outstanding shares of Common Stock. If such executive opts to resign from his position at JAG Media, he shall be entitled to receive (i) continued medical and life insurance coverage for a severance period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term, (ii) a lump sum cash payment equal to the executive's highest rate of annual salary in effect during the term multiplied by the severance period,
(iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive's then current salary rate and (iv) accelerated vesting of all of the executive's outstanding stock options. Furthermore, immediately prior to a change-in-control, each of Messrs. Mazzarisi and Schoepfer shall also be granted an option to acquire 1,000,000 shares of our Common Stock at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Any or all of these provisions may have the effect of preventing or discouraging an attempt by a party to take over or otherwise gain control of JAG Media or reduce the price which such a party is willing to pay for JAG Media. Although the prior employment agreements have expired, we anticipate that new agreements will have terms comparable to those described above.

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

WE COULD BE DEEMED TO BE AN INVESTMENT ADVISER SUBJECT TO FEDERAL OR STATE REGULATORY OVERSIGHT.

Companies and individuals that provide financial advice to investors in the United States are generally required to register as an investment adviser at either the federal or state level, and are subject to extensive regulation. We believe that our business consists of a publishing activity for which investment adviser registration and regulation do not apply under applicable federal or state law, and we do not believe that we are required to register as an investment adviser with either the SEC or any of the various states. The regulatory environment in which we operate is subject to change, however, and we could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future. Such registration could adversely affect our method of operation and revenues. For example, if we were ever deemed to be in non-compliance with applicable investment adviser regulations, we could be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders or other adverse consequences.

                          RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS IS CURRENTLY DEPENDENT ON THE CONTINUED PUBLIC INTEREST IN THE STOCK MARKET.

The volatility of the stock market in the 1990s generated unprecedented public interest in the stock market and trading. Our success depends upon the continued maintenance or growth of this interest. The recent downturn in the stock market may have been in part responsible for an overall decrease in subscription revenues since the end of our second fiscal quarter of 2001. Even though the market has recovered to some extent, our revenues have continued to decline. A number of factors that are out of our control could lead to a stagnate or depressed stock market which would likely decrease the public's interest in stock trading and financial information. If this were to happen, it is likely that we would lose a significant percentage of our then current and potential subscriber base.

OUR STOCK - AND TECHNOLOGY AND INTERNET STOCKS GENERALLY - HAVE BEEN AND MAY CONTINUE TO BE VOLATILE.

The market for our stock has been and is likely to continue to be highly volatile and subject to wide price and volume fluctuations. These variations are the result of many factors, most of which are beyond our control. Furthermore, Internet and technology related stocks generally have been subject to wide fluctuations in price and volume that often appear to be unrelated to the operating results of these companies. The burst of the dot.com bubble and continued volatility of the stock market has made it difficult for many dot-com companies to raise funds, and a number of such companies have gone bankrupt. Such volatility presents risks for investors. Moreover, such volatility often leads to securities litigation brought by investors who are seeking to recoup losses resulting from rapid and significant drops in price and/or volume. While we are not aware of any pending or threatened suit or basis therefor, such suits are costly and we could be adversely affected if such a suit were brought against us.

WE ARE IN AN INTENSELY COMPETITIVE BUSINESS WITH LOW BARRIERS TO ENTRY.

Our web site's primary current competitors provide financial news, commentary and analysis on the Internet such as Yahoo Finance, CBSMarketwatch.com, TheStreet.com, Briefing.com, America Online Personal Finance Channel, Reuters and MotleyFool.com. Providing financial information and analysis over the Internet is a relatively new business, but it is already intensely competitive. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and we continue to face competition from traditional news and information sources including television and print. We expect competition from both sources to intensify and increase in the future. Many such competitors have substantially greater financial and other resources than we have.

Our major competitors currently include:

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

o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

o Online brokerage firms such as Ameritrade, E*Trade, Charles Schwab, Fidelity and TD Waterhouse.

MOST OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE GREATER NAME RECOGNITION, FINANCIAL, TECHNICAL AND MARKETING RESOURCES, AND MORE EXTENSIVE CUSTOMER BASES AND INDUSTRY RELATIONSHIPS THAN WE DO, ALL OF WHICH COULD BE LEVERAGED TO GAIN MARKET SHARE TO OUR DETRIMENT.

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

                     RISKS RELATED TO OUR CAPITAL STRUCTURE

THE MARKET FOR OUR STOCK IS LIMITED.

Our Common Stock is traded on the Pink Sheets. Trading activity in our stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the Pink Sheets.

OUR RECENTLY IMPLEMENTED RECAPITALIZATION COULD LIMIT THE TRANSFERABILITY OF YOUR SHARES.

On June 4, 2004, we filed a Certificate of Amendment to our Articles of Incorporation which resulted in a reclassification of Class A common stock and Series 1 Class B common stock into shares of new Common Stock on a one-for-one basis. The Certificate of Amendment filed in the State of Nevada provides that at all times the name of the beneficial owner of the shares of Common Stock must be reflected on the face of the stock certificates issued therefor. Because of this requirement, the recapitalization may be considered to have certain disadvantages, including those set forth below.

o Implementation of the recapitalization could restrict or limit current or future stockholders from clearing purchases and sales of our shares in the normal method used by broker-dealers. Accordingly, implementation of this policy may have caused a reduction, and could cause a further reduction, in the volume of trading in our shares, which could also adversely affect the trading price of our common stock.

o The recapitalization could result in delays in the processing and clearing of transactions involving our shares, which could delay efforts by our current or future stockholders to timely dispose of their shares or to take advantage of favorable market conditions.

o For so long as the trading in our shares is restricted to the Pink Sheets, trading volume in our shares may be adversely impacted, which may also adversely affect the market price of our common stock.

o A decline in the trading volume of our shares caused by a transition to "custody only" trading might have the effect of discouraging an attempt by a third party to take over or otherwise gain control of the Company.

o This new trading policy could also adversely affect the decision of certain investors, including institutional investors, that would otherwise consider investing in our Common Stock. As a result of the practical implications of the proposal, our stock may be deemed to be less attractive to certain investors, including managers of certain institutional investors who may hold their shares in bank nominee names.

o Your broker may charge you a fee if you choose to obtain and/or hold or process physical share certificates in your own name through your broker. In addition, you would have to execute a transfer document when you want to sell your shares.

o We entered into a $10 million equity line financing arrangement with Cornell Capital Partners, L.P. on April 9, 2002 and amended this arrangement on July 8, 2004 to extend the term of the equity line. The equity line purchase agreement provides for the purchase by Cornell Capital of up to $10 million worth of our shares over a 48-month period ending on August 28, 2006. As of July 31, 2004, $4,035,000 of our existing equity line with Cornell Capital had been utilized with a balance of $5,965,000 remaining available under the equity line. It is a condition to the equity line that on any given closing date, there shall be at least one bid for our shares on the Pink Sheets or Nasdaq OTC Bulletin Board. If this condition is not satisfied, we cannot require Cornell Capital to purchase our shares. In addition, we note that the obligation of Cornell Capital to complete its purchases under the equity line is not secured or guaranteed. If the market for our shares diminishes as a result of the recapitalization, Cornell Capital might refuse to honor its obligation to us under the equity line and we may not be able to force it to do so or be able to obtain an award for damages in a timely manner. If we are unable to draw in whole or in part on the equity line purchase agreement, our cash, cash equivalents, and securities will not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in JAG Media.

o The recapitalization may cause us to incur additional expenses in connection with the need to issue physical share certificates and maintain the books and records of the transfers of our new class of common stock.

o The recapitalization could result in market makers being unwilling to quote our stock, and/or broker-dealers being unwilling to trade our stock, thus affecting the ability of our current or future stockholders to timely dispose of their shares or to take advantage of favorable market conditions.

o The recapitalization could limit the ability of our current or future stockholders or others, such as market makers, to take bona fide short positions in our stock for risk management or other legitimate purposes.

o The recapitalization could increase the risk of the physical certificates being lost in the mail and/or stolen.

o The recapitalization could lead to legal claims being brought against us and/or our transfer agents by, among others, the Federal and state securities regulators, the self regulatory organizations that regulate the securities markets and securities market professionals, and persons or entities currently holding positions in the company's securities in uncertificated or book entry form and/or the nominees through which those persons hold those positions.

o Finally, the Securities and Exchange Commission has proposed a new rule that would prohibit registered transfer agents from effecting any transfer of common stock that is registered with the Commission if the stock is subject to any restriction or prohibition on transfer to or from a securities intermediary, such as clearing agencies, banks or broker-dealers. If adopted by the Commission, the new rule could require us, in order to permit registered transfer agents to effect transfers of our Common Stock, to amend our Articles of Incorporation to remove the requirement that our Common Stock share certificates bear the name of the beneficial owner of shares held by a securities intermediary. If adopted as proposed, we would have 90 days from adoption to comply with the new rule.

A LARGE PERCENTAGE OF OUR STOCK IS OWNED BY RELATIVELY FEW PEOPLE, INCLUDING OFFICERS AND DIRECTORS.

As of November 8, 2004, our named executive officers and directors beneficially owned or controlled a total of approximately 935,000 shares, or approximately 2.1% of our issued and outstanding capital stock. Taking into account shares issuable pursuant to our equity line purchase agreement with Cornell Capital, we estimate that Cornell Capital Partners, L.P. could beneficially own up to 20,000,000 shares of our Common Stock, or approximately 31.1% of our issued and outstanding capital stock. If all or most of these shares are issued to, and held by, Cornell Capital, these persons, acting in concert, could be able to control the disposition of any matter submitted to a vote of stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of us. In addition, if these persons choose to sell all or a substantial number of shares of our Common Stock in the public market at or about the same time, such sales could cause the market price of our Common Stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE PINK SHEETS, OUR STOCK IS CONSIDERED BY THE SEC A "PENNY STOCK," WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

Our Common Stock does not currently qualify for listing on the Nasdaq Stock Market, and we do not anticipate that we will qualify for such a listing in the foreseeable future. If our Common Stock continues to be quoted on the Pink Sheets or Nasdaq OTC Bulletin Board, and if the trading price of our Common Stock remains less than $5.00 per share, our Common Stock is considered a "penny stock," and trading in our Common Stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

WE MAY NOT BE ABLE TO DRAW IN WHOLE OR IN PART ON THE EQUITY LINE PURCHASE AGREEMENT WITH CORNELL CAPITAL, WHICH WOULD ADVERSELY AFFECT OUR LIQUIDITY.

We entered into a $10 million equity line financing arrangement with Cornell Capital Partners, L.P. on April 9, 2002 and amended this arrangement on July 8, 2004 to extend the term of the equity line. As of July 31, 2004, $4,035,000 of our existing equity line with Cornell Capital had been utilized. The equity line purchase agreement, as amended, provides for the purchase by Cornell Capital of up to $10 million worth of shares of our Common Stock over a 48-month period ending on August 28, 2006. There are limitations on the amount of our equity line draws under the equity line purchase agreement with Cornell Capital. The maximum dollar amount we can draw on the equity line at any one time is $500,000. Cornell Capital's obligation to purchase our shares under the equity line purchase agreement is also dependent upon various conditions being satisfied. The most significant condition to closing is that the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and not be subject to any actual or threatened stop order or subject to any actual or threatened suspension at any time prior to any closing date. In addition, it is a condition to closing under the equity line that the shares of Common Stock issuable to Cornell Capital at the closing be authorized for trading on the Pink Sheets, Nasdaq OTC Bulletin Board or another market or exchange and such trading shall not have been suspended at any time by the SEC, Nasdaq or other regulatory authority from the date we deliver our put notice to Cornell Capital through the closing date of the drawdown. It is also a condition that on any given closing date, there shall be at least one bid for the Common Stock on the Pink Sheets or the Nasdaq OTC Bulletin Board. We are also required to have performed, satisfied and complied in full with all covenants set forth in the transaction documents and our representations and warranties set forth in those agreements must be true and correct at closing. If these conditions are not satisfied, we cannot require Cornell Capital to purchase our shares. In addition, we note that the obligation of Cornell Capital to complete its purchases under the equity line is not secured or guaranteed. If Cornell Capital does not have available funds at the time it is required to make a purchase or if Cornell Capital otherwise refuses to honor its obligation to us, we may not be able to force it to do so. If we are unable to draw in whole or in part on the equity line purchase agreement for any of the above-referenced reasons, our cash, cash equivalents, and securities will not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. There can be no assurance that such financing will be available to us.

SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES TO CORNELL CAPITAL PARTNERS, L.P.

As the market price for our Common Stock decreases, the number of shares that may be sold to Cornell Capital Partners, L.P. pursuant to our equity line purchase agreement will increase. If we were to require Cornell Capital to purchase our shares at a time when our stock price is depressed, our existing shareholders' interest in our company will be significantly reduced. We have registered 20,000,000 shares for sale to Cornell Capital pursuant to the equity line purchase agreement. If we determine to sell Cornell Capital more than a total of 20,000,000 shares under the equity line purchase agreement, we would need to file an additional registration statement. Shareholders will experience significant dilution if, as the result of a declining market price of our Common Stock, we are forced to sell most or all of these shares to Cornell Capital. In addition, if Cornell Capital is unable to resell the shares we issue to it under the equity line, Cornell Capital could obtain a controlling interest in JAG Media.

To illustrate this potential for dilution, the following table shows, based on the hypothetical variables shown in the table, (i) the fee payable to Cornell Capital, (ii) the net proceeds to be received by us, (iii) the number of shares we would issue to Cornell Capital, (iv) the price Cornell Capital would pay for those shares, (v) the percentage of our currently outstanding shares represented by the number of shares issued to Cornell Capital and (vi) the amount of decrease in the net tangible book value per share that would occur as a result of such issuance. Our net tangible book value as of July 31, 2004 was $402,674, representing a net tangible book value per share of our Common Stock, based on the number of such shares outstanding as of November 8, 2004 of $0.009.


                                                                                          PERCENT OF       INCREASE IN NET
                 ADVANCE      INVESTOR        NET         NUMBER OF       PURCHASE       OUTSTANDING        TANGIBLE BOOK
 MARKET PRICE    AMOUNT(1)       FEE        PROCEEDS    SHARES ISSUED     PRICE(2)        SHARES(7)        VALUE PER SHARE
 ------------    ------       ---------     --------    -------------     --------       -----------       ---------------
  $0.20(3)      $500,000       $25,000     $475,000      2,770,083       $0.19              6.7%                $0.01
  $0.15(4)      $500,000       $25,000     $475,000      3,759,399       $0.1425            9.2%                $0.009
  $0.10(5)      $500,000       $25,000     $475,000      5,263,158       $0.095             12.8%               $0.009
  $0.05(6)      $500,000       $25,000     $475,000     10,526,316       $0.0475            25.6%               $0.007


(1) Represents the maximum individual advance amount under the equity line purchase agreement.
(2) Represents 95% of Market Price (as defined in the equity line purchase agreement).
(3) Represents the Market Price of our Common Stock assuming our put right was exercised 5 Business Days before November 8, 2004.
(4)   Represents a 25% decline in the Market Price of our Common Stock.
(5)   Represents a 50% decline in the Market Price of our Common Stock.
(6)   Represents a 75% decline in the Market Price of our Common Stock.
(7) Based on 44,235,299 shares of Common Stock issued and outstanding as of November 8, 2004.

THE RESALE BY CORNELL CAPITAL PARTNERS, L.P. OF OUR SHARES MAY LOWER THE MARKET PRICE OF OUR COMMON STOCK.

The resale by Cornell Capital Partners, L.P. of the Common Stock that it purchases from us will increase the number of our publicly traded shares, which could lower the market price of our Common Stock. Moreover, the shares that we sell to Cornell Capital will be available for immediate resale. There are no contractual restrictions on the ability of Cornell Capital to offer shares issued to it pursuant to the equity line. If we continue to exercise our put right under the equity line purchase agreement every five trading days and Cornell Capital continues to immediately resell such shares, our market price could decrease significantly and you could experience significant dilution. In addition, the mere prospect of this transaction could by itself lower the market price for our Common Stock. The shares of our Common Stock issuable to Cornell Capital under the equity line facility will be sold at a 5% discount to the defined market price of our Common Stock at the time of the sale. During July 2004, our Common Stock traded at an average of approximately $0.63 per share. If we were to require Cornell Capital to purchase our Common Stock when our stock price is low, our existing Common Stockholders would experience substantial dilution.

Because Cornell Capital is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. If our Common Stock market price does decline, this could further accelerate sales of our Common Stock and would require us to sell more shares under the equity line to raise the same amount of money. In addition, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage third parties to engage in short sales of our Common Stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our Common Stock. These factors could also make it more difficult for us to raise funds through future offerings of Common Stock.

WE MAY NOT RECEIVE ALL OF THE PROCEEDS THAT WE ANTICIPATE FROM OUR AGREEMENT WITH CORNELL CAPITAL PARTNERS, L.P.

Our equity line purchase agreement requires Cornell Capital Partners, L.P. to purchase up to $10,000,000 of our shares, as we elect from time to time. As of July 31, 2004, $4,035,000 of our existing equity line with Cornell Capital had been utilized with a balance of $5,965,000 remaining available under the equity line. We have registered 20,000,000 shares to sell to Cornell Capital under such agreement. Since the price at which we will sell our shares to Cornell Capital is at a 5% discount to the average market price of our Common Stock, if our closing stock price is less than $0.31 per share on the day prior to the date of sale, we will receive gross proceeds of less than $5,965,000, unless we determine to file an additional registration statement. In addition, depending on the trading volume and market price of our shares, we may not be able to raise funds through the sale of shares to Cornell Capital as fast as we would like or as much as we would like.

INVESTORS WILL BE RELYING ON OUR MANAGEMENT'S JUDGMENT REGARDING THE USE OF PROCEEDS FROM OUR SALE OF SHARES TO CORNELL CAPITAL.

Our management will have broad discretion with respect to the use of the net proceeds from our sale of shares to Cornell Capital under the equity line, and investors will be relying on the judgment of our management regarding the application of those proceeds. We intend to use the funds we receive from Cornell Capital to provide general working capital for JAG Media, including working capital which might be required by our current or any new subsidiaries we may establish.

OUR AMENDED CHARTER CONTAINS PROVISIONS WHICH MAY DISCOURAGE AN UNAFFILIATED PARTY TO TAKE US OVER.

On June 4, 2004, we effected a recapitalization of our capital stock. This recapitalization involved the authorization of 100,440,000 additional shares of stock. Without further stockholder action, the Board of Directors of JAG Media could authorize the issuance of all or any part of such additional shares, including preferred stock with special voting rights by class or with more than one vote per share, to a "white knight" in order to deter a potential buyer of JAG Media. As a result, the recapitalization might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media.

THE VALUE OF YOUR INVESTMENT IN JAG MEDIA COULD DECREASE DUE TO NAKED SHORTING OF OUR COMMON STOCK.

Our Board of Directors believes, but cannot confirm, that the price of the shares of our Common Stock currently trading on the Pink Sheets may be artificially depressed due to abnormally high short selling by speculators who are not stockholders of JAG Media. Furthermore, our Board of Directors believes that speculators may have engaged in a practice commonly known as a "naked short" sale, which means that certain brokers may have permitted their short selling customers to sell shares their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. Consequently, there may be a substantial number of purchasers who believe they are stockholders of JAG Media but who in fact would not be stockholders since their brokers may never have received any shares of JAG Media for their account. Naked short selling can be illegal if done with the conscious intention of leaving the short position as a paper entry indefinitely. The Securities and Exchange Commission has recognized that abuses exist with respect to naked short sales of OTC Bulletin Board stocks and has now proposed rules to address the practice. Because naked shorting may result in an artificial depression of our stock price, you could lose all or part of your investment in our Common Stock.

         ITEM 2. DESCRIPTION OF PROPERTIES

Our executive and administrative headquarters is currently located at 6865 SW 18th Street, Suite B13, in Boca Raton, Florida. We rent this space at a cost of $1,050 per month. We also currently rent space to house our executive and administrative personnel and related administrative equipment in New Jersey at a cost of $630 per month. The servers for our web site are housed at separate locations as indicated above (see "Web Site Technical Information"). We believe that we will be able to locate suitable new office space and obtain a suitable replacement for our Florida office space, if our lease is not renewed, on commercially reasonable terms.

         ITEM 3. LEGAL PROCEEDINGS

On June 20, 2002, JAG Media Holdings, Inc. and its President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in the United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action proceeded in the federal district court. The discovery process was begun. On October 1, 2003, the Court denied various motions to dismiss made on behalf of the defendants. However, in its ruling, the Court indicated that all motions to dismiss could have been granted in light of the defective pleadings made by plaintiffs and allowed plaintiffs 20 days to file an amended complaint to comply with certain pleading requirements of the Court. Plaintiffs filed an amended complaint within the required period. Discovery was stayed while the motions to dismiss were pending.

After plaintiffs filed their third amended complaint, 78 out of a total of approximately 150 defendants again filed a motion to dismiss the lawsuit. On September 6, 2004, the Court entered an order granting the moving defendants' motion to dismiss the lawsuit, again citing various deficiencies in the pleadings. The Court did not grant the plaintiffs leave to replead.

The Company has met with its attorneys and is currently evaluating with its attorneys its options for recommencing an action against certain defendants and possibly other parties in light of the court's order.

There are no currently pending material lawsuits or similar administrative proceedings against JAG Media and, to the best of our knowledge, there is presently no basis for any other suit or proceeding.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

         ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

From March 26, 1999 through April 8, 2002, our Common Stock was traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol JNOT. Prior to that date, the stock was traded under the symbol PFSS with only limited and sporadic trading.

The following table reflects quarterly high and low sales prices of our Common Stock from March 26, 1999 through April 8, 2002, the date of our first recapitalization. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                              High      Low
                                                              ----      ---
Fiscal Year 2000
----------------
First Quarter, ending October 31, 1999....................    $8.19     $5.38
Second Quarter, ending January 31, 2000...................     8.00      3.38
Third Quarter, ending April 30, 2000......................     5.50      1.50
Fourth Quarter, ending July 31, 2000......................     2.88      0.81

Fiscal Year 2001
----------------
First Quarter, ending October 31, 2000....................     2.13      0.94
Second Quarter, ending January 31, 2001...................     1.16      0.13
Third Quarter, ending April 30, 2001......................     0.27      0.04
Fourth Quarter, ending July 31, 2001......................     0.45      0.04

Fiscal Year 2002
----------------
First Quarter, ending October 31, 2001....................     0.32      0.05
Second Quarter, ending January 31, 2002...................     0.49      0.05
Third Quarter, through April 8, 2002......................     1.40      0.34

On April 8, 2002, we effected a recapitalization of our Common Stock pursuant to which each one and one-tenth (1.1) shares of our outstanding common stock was reclassified into one (1) share of Class A Common Stock and one-tenth (1/10th) of a share of Series 1 Class B Common Stock.

Our Class A Common Stock traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol JGMHA. The following table reflects quarterly high and low sales prices of our Common Stock from April 9, 2002 through July 31, 2004. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                               High      Low
                                                               ----      ---
April 9, 2002 through April 30, 2002......................    $1.50     $0.50
Fourth Quarter, ending July 31, 2002......................     0.82      0.23

Fiscal Year 2003
First Quarter, ending October 31, 2002....................     0.51      0.21
Second Quarter, ending January 31, 2003...................     1.48      0.25
Third Quarter, ending April 30, 2003......................     0.97      0.41
Fourth Quarter, ending July 31, 2003......................     0.87      0.34

Fiscal Year 2004
First Quarter, ending October 31, 2003....................     0.67      0.30
Second Quarter, ending January 31, 2004...................     1.00      0.25
Third Quarter, ending April 30, 2004......................     1.45      0.51
Fourth Quarter, ending July 31, 2004......................     1.10      0.30

On June 4, 2004, we effected a second recapitalization pursuant to which each share of our outstanding Class A Common Stock and Series 1 Class B Common Stock was reclassified into one (1) share of new Common Stock.

From June 7, 2004 to August 11, 2004 our Common Stock traded in the over-the-counter market on the Pink Sheets under the symbol JAGHV. Our Common Stock trades in the over-the-counter market on the Pink Sheets under the symbol JAGH. The following table reflects quarterly high and low sales prices of our Common Stock from July 1, 2004 through July 31, 2004. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                              High      Low
                                                              ----      ---
July 1, 2004 through July 31, 2004........................    $0.89     $0.30

As of November 8, 2004, there were 3,296 stockholders of record of our new Common Stock. On November 8, 2004, the closing bid price for our Common Stock was $ 0.25.

RIGHTS OF SECURITY HOLDERS

We have the authority to issue three hundred million four hundred forty thousand (300,440,000) shares, of which: (i) two hundred fifty million (250,000,000) shares shall be Common Stock, par value $0.00001; (ii) four hundred forty thousand (440,000) shares shall be Class B Common Stock, par value $0.00001, of which four hundred thousand (400,000) shares have been designated Series 2 Class B Common Stock, and forty thousand (40,000) shares have been designated Series 3 Class B Common Stock; and (iii) fifty million (50,000,000) shares shall be preferred stock.

As of July 31, 2004, we had (i) 44,235,299 shares of Common Stock issued and outstanding, (ii) 380,829 shares of Series 2 Class B Common Stock, (iii) 21,500 shares of Series 3 Class B Common Stock issued and outstanding, and (iv) no shares of preferred stock issued and outstanding.

General. The rights, preferences, privileges and restrictions of the Common Stock, Series 2 Class B Common Stock and Series 3 Class B Common Stock are set forth in full in the form of Amended and Restated Articles of Incorporation of JAG Media which are on file with the Secretary of State of the State of Nevada and filed as an exhibit to this Annual Report on Form 10-KSB, and the following description should be read in conjunction with, and is qualified in its entirety by reference to, the Amended and Restated Articles of Incorporation of JAG Media.

Voting Rights. Except as required by law, at every meeting of stockholders of JAG Media, every holder of Common Stock shall be entitled to one vote, in person or by proxy, for each share of Common Stock outstanding in such holder's name on the stock transfer records of the Registrant. The holders of shares of Series 2 Class B Common Stock and Series 3 Class B Common Stock are not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of JAG Media.

Distribution of Assets. Upon the dissolution, liquidation or winding up of JAG Media, subject to the rights, if any, of the holders of any other of JAG Media's securities, the holders of the Common Stock, Series 2 Class B Common Stock, and Series 3 Class B Common Stock, will be entitled to receive all the assets of JAG Media available for distribution to its stockholders ratably in proportion to the number of shares held by them.

Dividends. Holders of Common Stock, Series 2 Class B Common Stock and Series 3 Class B Common Stock shall be entitled to receive, on an equal basis, such dividends, payable in cash or otherwise, as may be declared thereon by the Board of Directors from time to time out of the assets or funds of JAG Media legally available therefor.

Share Certificates. Share certificates shall be issued to represent the Common Stock, Series 2 Class B Common Stock and Series 3 Class B Common Stock which will specify the number of shares represented by such certificate and the name(s) of the record and beneficial owner(s) of such shares. Shares of Common Stock, Series 2 Class B Common Stock and Series 3 Class B Common Stock may be transferred only on the books of JAG Media in person or by duly authorized attorney upon surrender of said certificate properly endorsed and specifying the new beneficial owner. The Securities and Exchange Commission has proposed a new rule that would prohibit registered transfer agents from effecting any transfer of common stock that is registered with the Commission if the stock is subject to any restriction or prohibition on transfer to or from a securities intermediary, such as clearing agencies, banks or broker-dealers. If adopted by the Commission, the new rule could require us, in order to permit registered transfer agents to effect transfers of our Common Stock, to amend our Articles of Incorporation to remove the requirement that our Common Stock share certificates bear the name of the beneficial owner of shares held by a securities intermediary. If adopted as proposed, we would have 90 days from adoption to comply with the new rule.

Mandatory Redemption. Each share of Series 2 Class B Common Stock and Series 3 Class B Common Stock must be redeemed by JAG Media, to the fullest extent permitted by law, within six months (or as soon thereafter as permitted by law) following final resolution of our lawsuit against certain brokerage firms (JAG Media Holdings, Inc. v. A.G. Edwards & Sons et al.) which is pending in U.S. District Court for the Southern District of Texas or any successor or other lawsuit relating to the subject matter thereof in which JAG Media is named as a plaintiff, which date shall be determined by the Board of Directors. The redemption price for each share of the Series 2 Class B Common Stock shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing
(a) ninety percent of the net proceeds to us of the lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Series 2 Class B Common Stock issued and outstanding as of the redemption date, which amount shall be rounded to the nearest whole cent. The redemption price for each share of the Series 3 Class B Common Stock shall be equal to the greater of (i) par value or (ii) .0025% of ten percent of the net proceeds to JAG Media of the lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount, which amount shall be rounded to the nearest whole cent. Redemption of the Series 2 Class B Common Stock and Series 3 Class B Common Stock would be subject to the restrictions set forth in Section 78.288 of the Nevada Revised Statutes which provides that a corporation may not make a distribution to its stockholders if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities.

Preemptive Rights. None of the Common Stock, Series 2 Class B Common Stock or Series 3 Class B Common Stock will carry any preemptive rights enabling a holder to subscribe for or receive shares of JAG Media of any class or any other securities convertible into any class of shares of JAG Media.

Preferred Stock. JAG Media's Board of Directors is authorized to issue the preferred stock and the terms of the preferred stock, including dividend rates, conversion prices, voting rights, redemption prices and similar matters, shall be determined by JAG Media's Board of Directors.

Future Financings and Acquisitions. The Amended and Restated Articles of Incorporation of JAG Media provide for 250,000,000 authorized shares of Common Stock, 440,000 authorized shares of Class B common stock and 50,000,000 authorized shares of Preferred Stock. Therefore, our Board of Directors may issue additional shares of Common Stock and shares of Preferred Stock, from time to time in the future, for any proper corporate purpose, including public and private equity offerings, convertible debt offerings, stock splits, stock dividends, acquisitions, warrants, stock option plans, and funding of employee benefit plans. No further action or authorization by our stockholders would be necessary prior to the issuance of additional shares of Common Stock or the issuance of the Preferred Stock. The future issuance by us of shares of Common Stock or Preferred Stock may dilute the equity ownership position and the rights, preferences and privileges of existing stockholders. Unissued shares of Common Stock or Preferred Stock could be issued in circumstances that would serve to preserve control of our existing management.

Anti-Takeover Effects. The Amended and Restated Articles of Incorporation of JAG Media could have a potential anti-takeover effect with respect to JAG Media. Our recently implemented recapitalization involved the authorization of 100,440,000 additional shares of stock. Without further stockholder action, the Board of Directors of JAG Media could authorize the issuance of all or any part of such additional shares, including Preferred Stock with special voting rights by class or with more than one vote per share, to a "white knight" in order to deter a potential buyer of JAG Media. As a result, the recapitalization might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media. As of the date of this Annual Report on Form 10-KSB, except as disclosed elsewhere herein, management knows of no specific effort to accumulate securities of JAG Media or to obtain control of JAG Media by means of a merger, amalgamation, tender offer or solicitation in opposition to management or otherwise.

OPTIONS

As of July 31, 2004, there were options outstanding to purchase an aggregate of 2,250,000 shares of our Common Stock at exercise prices ranging from $0.02 to $3.50 per share, subject to certain vesting requirements, at any time prior to various dates through March 2012, provided, however, that certain of these options will expire prior to such dates upon the termination of certain contracts with us.

WARRANTS

As of July 31, 2004, the following warrants to purchase shares of our Common Stock were outstanding:

o warrants to purchase, at any time prior to March 15, 2005, 750,000 shares of Common Stock at $6.00 per share; and

o warrants to purchase, at any time prior to June 12, 2005, 485,000 shares of our Common Stock at $2.00 per share; and

o warrants to purchase, at any time prior to July 21, 2005, 100,000 shares of our Common Stock at $0.15 per share.

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

On March 18, 2003, we announced our intention to declare a special stock dividend. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B Common Stock, par value $0.00001 per share, which was distributed by dividend to the our stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B Common Stock for every 100 shares of Common Stock. For a further discussion of the foregoing stock dividend see the disclosure under the heading "Stock Dividend" on page 8 of this Annual Report on Form 10-KSB.

RECENT SALE OF UNREGISTERED SECURITIES

We have made the following sales of unregistered securities within the last three years:

During the fiscal year ended July 31, 2004, Cornell Capital Partners, L.P. ("Cornell Capital") was required to pay $2,150,000 and it received 2,506,274 shares of our Common Stock, par value $0.00001 per share ("Common Stock"), as a result of the exercise of put options under our Equity Line Purchase Agreement, dated as of April 9, 2002, and we received proceeds of $2,042,500 net of $107,500 of placement fees. The per share prices and the number of shares sold under the equity line during the period covered by this report are as follows:

Price Per Share                             Number of Shares Sold
---------------                             ---------------------
$0.67                                           179,104
$0.75                                           353,333
$0.84                                           386,905
$0.91                                           291,209
$0.97                                           515,464
$0.88                                           198,864
$0.86                                           581,395
-----                                           -------
$0.84 (Average Price)                         2,506,274 (Total Shares Sold)
=====================                         =============================

Pursuant to a Subscription Agreement, dated as of September 25, 2003, Kuekenhof Partners purchased (a) 35,000 shares of our Common Stock and (b) 1,500 shares of our Series 3 Class B Common Stock, par value $0.00001 per share, for a total consideration of $50,000. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Pursuant to a Subscription Agreement, dated as of June 19, 2003, Bay Point Investment Partners LLC purchased (a) 1,282,675 shares of our Common Stock and
(b) 20,000 shares of our Series 3 Class B Common Stock, par value $0.00001 per share, for a total consideration of $422,000. In connection with the Bay Point private placement, we entered into a placement agent agreement pursuant to which we issued 128,267 shares of our Common Stock as a placement agent fee. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Pursuant to a Subscription Agreement, dated as of December 10, 2002, Bay Point Investment Partners LLC purchased 1,136,364 shares of our Common Stock for a total consideration of $500,000. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Bay Point represented and warranted to us that it was acquiring the shares of Common Stock solely for its own account for investment, and not as a nominee for any other party, and not with a view to the distribution thereof or with any present intention of selling any thereof. Bay Point also represented to us that it was an "accredited investor" as defined in Rule 501 under the Securities Act.

As of April 9, 2002, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which we can put to it our shares of Common Stock, once their resale has been registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Westrock Advisors, Inc. a placement agent fee of 10,000 shares of its Common Stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The sales of our shares under this Equity Line Purchase Agreement have been made in reliance upon Regulation D.

During the fiscal year ended July 31, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,623,266 shares of Common Stock as a result of the exercise of put options under the equity line, and we received proceeds of $1,783,250, net of $101,750 of placement fees. The per share prices and the number of shares sold under the equity line during the period covered by this report are as follows:

        Price Per Share                  Number of Shares Sold
        ---------------                  ---------------------
        $0.33                                      757,576
        $0.27                                    1,111,111
        $0.21                                    2,380,952
        $0.456                                     131,579
        $0.532                                     939,850
        $0.91                                      302,198
        ------                                   ---------
        $0.45 (Average Price)                    5,623,266 (Total Shares Sold)
        =====================                    =============================

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

On August 17, 2001, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which it can put its shares, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Cornell Capital an investor's fee of 1,500,000 shares of Common Stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The sales of our shares under this Equity Line Purchase Agreement were made in reliance upon Regulation D. From August 17, 2001 through July 31, 2002, Cornell Capital was required to pay $671,459 and it received 5,661,510 shares of Common Stock as a result of the exercise of put options under the equity line, and the Company received proceeds of $632,884, net of $38,575 of placement fees. The per share prices and the number of shares sold under the equity line are as follows:

          Price Per Share                  Number of Shares Sold
          ---------------                  ---------------------
          $0.10                                     316,873
          $0.057                                    555,918
          $0.052                                    480,769
          $0.0475                                   526,316
          $0.1045                                   956,938
          $0.1948                                   513,347
          $0.1615                                   522,916
          $0.1567                                   538,934
          $0.1425                                   663,796
          $0.1615                                   585,703
          -------                                 ---------
          $.1178 (Average Price)                  5,661,510 (Total Shares Sold)
          ======================                  =============================

Our equity line purchase agreement, dated August 17, 2001, was superseded by a new agreement with Cornell Capital dated as of April 9, 2002.

PURCHASES OF EQUITY SECURITIES

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended on July 31, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for financial statements filed with the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

We account for stock options, common stock and similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, we estimate the fair value of options using an option-pricing model (generally, the Black Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. We record such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are amortized to expense over the vesting period. In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for Emerging Issues Task Force Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model, we have estimated the life of options and/or warrants to be five years. Given an active trading market for our common stock, we estimate the volatility of our stock-based on week ending closing prices over a historical period of not less than one year.

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

YEAR ENDED JULY 31, 2004 AS COMPARED TO THE YEAR ENDED JULY 31, 2003


                                                                     Year Ended July 31,
                                                               -------------------------------
                                                                    2004              2003              $ Change
                                                               -----------         -----------         -----------
Revenues ..............................................        $   253,256         $   385,881         $  (132,625)
                                                               -----------         -----------         -----------

Operating expenses:
      Cost of revenues ................................            272,161             697,027            (424,866)
      Selling expenses ................................             13,698               3,174              10,524
      General and administrative expenses .............          1,951,876           2,225,597            (273,721)
                                                               -----------         -----------         -----------
         Totals .......................................          2,237,735           2,925,798            (688,063)
                                                               -----------         -----------         -----------

Loss from operations ..................................         (1,984,479)         (2,539,917)            555,438

Other income (expense):
      Interest income .................................              3,485               5,466              (1,981)
      Interest expense ................................            (23,930)            (44,284)             20,354
      Loss from retirement of assets ..................               (713)                                   (713)
                                                               -----------         -----------         -----------
Net loss ..............................................        ($2,005,637)        $(2,578,735)        $   573,098
                                                               ===========         ===========         ===========


Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. The decrease in subscription revenues during the year ended July 31, 2004 was due primarily to a lack of advertising and continued customer awareness.

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

During the year ended July 31, 2004, consulting fees were approximately $219,000 as compared to approximately $592,000 for the year ended July 31, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $144,000 and $543,000 for the years ended July 31, 2004 and 2003, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site decreased commensurate with our decrease in revenues.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. This increase results primarily from travel expenses incurred in connection with the proposed Great Eastern and XeQute transactions (described below) and other business development matters.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to our efforts to better contain costs. However, included in general and administrative costs are increased costs associated with $150,000 of severance payments in connection with the resignation of our CEO.

Interest expense:

The decrease results from the repayment of loans from two of our executive officers.

Net loss:

Primarily as a result of the above, we had a net loss of approximately $2,006,000 during the year ended July 31, 2004 as compared to a net loss of approximately $2,579,000 during the year ended July 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We only generated revenues of approximately $253,000 and $386,000 and we incurred net losses of approximately $2,006,000 and $2,579,000 and cash flow deficiencies from operating activities of approximately $1,700,000 and $2,273,000 for the year ended July 31, 2004 and 2003, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

Although our net losses included net noncash charges of approximately $397,000 and $1,104,000 for the year ended July 31, 2004 and 2003, respectively, primarily for the amortization of unearned compensation and the issuance of common stock and stock options in exchange for services, we believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least July 31, 2005 and that we will need to obtain additional equity or debt financing to sustain our operations until we can either acquire a profitable business or market our services, expand our customer base and achieve profitability.

As further explained below, we entered into an agreement with an investment partnership pursuant to which we have, in effect, "put" options whereby, subject to certain conditions, we are able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value of our shares. The maximum aggregate purchase price under this equity line is $10,000,000. The equity line became available in August 2002. Effective July 21, 2004, the equity line was extended and expires in August 2006. As of July 31, 2004 and November 8, 2004, we had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at our discretion, the purchases are subject to certain conditions and the ability of the investment partnership to fund the purchases.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our Equity Line Agreement described below before it expires in August 2006 or through other financing agreements to enable us to continue as a going concern through at least July 31, 2005. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

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

We declared a special stock dividend to our stockholders. To effect such dividend, we designated a new series of Class B common stock which was issuable by dividend to our stockholders of record as of the close of business on April 14, 2003, the stated record date, in the ratio of one share of Series 2 Class B common stock for every 100 shares common stock. Such shares of Series 2 Class B common stock would be redeemable, which redemption by us shall be mandatory to the fullest extent permitted by laws within six months following final resolution of our pending lawsuit in Texas federal court against various brokerage firms, at a redemption price which is the greater of (a) par value or
(b) 90% of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The stock dividend is intended to insure that the principal benefits of our pending lawsuit (or any similar subsequent lawsuit) accrue to our investors. As of July 31, 2004, we have recorded $4 representing the par value of the 380,829 shares of Series 2 Class B common stock that are to be issued. For a further discussion of the foregoing lawsuit in Texas federal court against various brokerage firms, see the disclosure under the heading "Legal Proceedings" on page 24 of this Annual Report on Form 10-KSB.

During the year ended July 31, 2004, we issued an additional 6,709 shares of mandatorily redeemable Series 2 Class B common stock reflecting an adjustment to the number of shares originally determined during the year ended July 31, 2003.

Our cash and cash equivalent position of approximately $386,000 as of July 31, 2004 results primarily from sales of shares of our common stock pursuant to an equity line agreement and a private placement completed during the year ended July 31, 2004 described below.

On April 9, 2002, we entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available to us on August 28, 2002, and will remain available through August 28, 2006 unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before we can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, we may not be able to force it to do so. We have issued 10,000 shares of our common stock to a placement agent as of the effective date as consideration for their services in connection with the Equity Line Agreement.

During the year ended July 31, 2004, we issued 2,506,274 shares of common stock pursuant to the Equity Line Agreement for which we received proceeds of $2,042,500, net of $107,500 of placement fees. As of July 31, 2004, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006.

During the year ended July 31, 2004, we thought it would be prudent to diversify our sources of financing beyond our current private equity line. On September 25, 2003, we sold 35,000 shares of common stock and 1,500 shares of Series 3 Class B common stock through a private placement intended to be exempt from registration under the Securities Act of 1933 and received proceeds of $50,000.

In addition, during the year ended July 31, 2004, we issued 450,000 shares of common stock with a fair value of $261,000 in exchange for services.

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

Prior to the recapitalization, each share of Series 1 Class B common stock was immediately convertible into one share of Class A common stock and each share of Class A common stock and Series 1 Class B common stock was equal in respect to dividends and voting rights. Therefore, each share of Series 1 Class B common stock was, in substance, equivalent to one share of Class A common stock for financial reporting purposes prior to the recapitalization, and each share of Class A common stock and each share of Series 1 Class B common stock is, in substance, equivalent to 1 share of common stock after the recapitalization for financial reporting purposes. Accordingly, the recapitalization, which has been retroactively reflected in the consolidated financial statements and the notes, did not have any effect on numbers of shares of common stock, the weighted average number of common shares outstanding or any amounts per common share.

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, were payable on April 30, 2004 and bore interest at an annual rate of 9%. The loans were repaid in full, including interest, in March 2004.

During the year ended July 31, 2004, we used cash of approximately $1,700,000 in our operations of which approximately $90,000 was used to reduce accounts payable and accrued expenses and the remainder to primarily fund our net loss.

During the year ended July 31, 2004, Cornell Capital was required to pay $2,150,000 and it received 2,506,274 shares of common stock and we received $2,042,500 net of $107,500 of placement fees as a result of the exercise by us of put options pursuant to the Equity Line Agreement. As of November 8, 2004, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB, the Emerging Issues Task Force and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2004 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended July 31, 2004 and 2003 or that they will have a significant effect at the time they become effective.

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

                          Index to Financial Statements
                          -----------------------------

                                                                                        Page
                                                                                        ----
Report of Independent Registered Public Accounting Firm..................................F-2

Consolidated Balance Sheet July 31, 2004.................................................F-3

Consolidated Statements of Operations Years Ended July 31, 2004 and 2003.................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Years Ended July 31, 2004 and 2003.......................................................F-5

Consolidated Statements of Cash Flows Years Ended July 31, 2004 and 2003.................F-6

Notes to Consolidated Financial Statements...............................................F-7


                                      * * *

         ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

         ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the fiscal year ended July 31, 2004, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing summarizing and recording thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

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

         ITEM 8B. OTHER INFORMATION

None.

                                    PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Following is certain information about our executive officers and directors.

Thomas J. Mazzarisi, age 47, is our Chairman of the Board, Chief Executive Officer and General Counsel. Previously, Mr. Mazzarisi served as our Executive Vice President and General Counsel from March 1999 to April 2, 2004 and as our Chief Financial Officer from November 9, 2001 to April 2, 2004. Mr. Mazzarisi has been a member of our Board of Directors since July 1999. From 1997 until joining JAG Media Holdings, Inc., Mr. Mazzarisi practiced law from his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.

Stephen J. Schoepfer, age 45, is our President, Chief Operating Officer, Chief Financial Officer and Secretary. Previously, Mr. Schoepfer served as our Executive Vice President, Chief Operating Officer and Secretary from July 1999 to April 2, 2004. Mr. Schoepfer has been a member of our Board of Directors since July 1999. Prior to joining the Company in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal 2004, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

                                 CODE OF ETHICS

We have adopted a Code of Ethics (our "Code of Ethics") that applies to our chief executive officer and chief financial officer. We will gladly send you a copy of our Code of Ethics upon written request to Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, at 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433.

         ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain summary information regarding compensation paid to our Chief Executive Officer and certain executive officers for services rendered during the fiscal years ended July 31, 2002, 2003 and 2004. Except as listed in the table below, no executive officer holding office in fiscal year 2004 received total annual salary and bonus exceeding $100,000. No such officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation not reflected below.

                               Annual Compensation

                                                                                        Long-Term
                                                                                      Compensation
                                                                                      Common Shares
                                                                        Other          Subject to
                                   Fiscal                              Annual            Options         All Other
Name and Principal Position         Year       Salary      Bonus    Compensation         Granted        Compensation
---------------------------        ------      ------      -----    ------------      --------------    ------------
Thomas J. Mazzarisi,                2004      $150,000         --            --                  --               --
Chairman of the Board,
Chief Executive Officer and         2003      $150,000         --            --                  --               --
General Counsel
                                    2002      $150,000         --            --          1,000,000(1)


Stephen J. Schoepfer,               2004      $150,000         --            --                  --               --
President, Chief Operating
Officer, Chief Financial Officer    2003      $150,000         --            --                  --               --
and Secretary
                                    2002      $150,000         --            --          1,000,000(1)


Gary Valinoti                       2004      $     --         --            --                  --         $150,000(2)
(Mr. Valinoti served as Chief
Executive Officer, President and    2003      $150,000         --            --                  --               --
director of JAG Media Holdings,
Inc. from March 1000 to April 2,    2002      $150,000         --            --          1,000,000(1)             --
2004, but is no longer employed
by JAG Media.)


Raymond G. Taylor                   2004             --         --            --                  --              --
(Mr. Taylor served as Chief
Financial Officer of JAG Media      2003             --         --            --                  --              --
Holdings, Inc. from April 1,
2001 to November 9, 2001, but is    2002        $25,000         --            --                  --              --
no longer employed by JAG Media.)


---------------------
(1) In lieu of the 900,000 options granted to the executive on December 14, 2000, which options were cancelled effective August 31, 2001, the executive was granted options to purchase 1,000,000 shares of our Common Stock at an exercise price of $0.02 per share pursuant to an amended and restated employment agreement dated August 31, 2001.
(2) Lump-sum termination payment paid pursuant to a separation agreement entered into by us and Gary Valinoti effective April 2, 2004.

OPTION GRANTS IN FISCAL YEAR 2004

No freestanding SARs or restricted stock awards were granted to, or exercised by, any of our named executive officers during the fiscal year ended July 31, 2004.

The following table sets forth information regarding options to acquire shares of our Common Stock granted under our Long-Term Incentive Plan to Gary Valinoti (our former Chief Executive Officer), Thomas J. Mazzarisi (our Chairman, Chief Executive Officer and General Counsel) and Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary) as of July 31, 2004.

                OPTION GRANTS IN PERIOD BEGINNING AUGUST 1, 2003
                            AND ENDING JULY 31, 2004


                                                  Percentage of
                                                 Total Options
                                                  Granted to
                                Number of       Employees in the
                               Securities       period beginning
                           Underlying Options    August 1, 2003      Exercise or
                                 Granted            and ended      Base Price Per    Market Price on     Expiration
Name                         Expiration Date      July 31, 2004       ($/Share)     the Date of Grant       Date
----                         ---------------      -------------       ---------     -----------------       ----
Gary Valinoti                       0                   *                 *                 *                 *
Thomas J. Mazzarisi                 0                   *                 *                 *                 *
Stephen J. Schoepfer                0                   *                 *                 *                 *


* Not applicable.

REPORT ON REPRICING OF OPTIONS

Our Board believes that the retention of executives who possess an in-depth knowledge of our operations, contacts within the professional financial community for certain information that we provide to our subscribers and the skills and expertise required to lead our organization is vital to our competitive strength. It is the policy of our Board to award stock options to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain these persons. It is our Board's goal to preserve this incentive as an effective tool in compensating, motivating and retaining our executives. We have granted these options at exercise prices below the market price of our stock as a form of immediate compensation to our executives.

We did not reprice any stock options during our fiscal year ended July 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2004


                                                                                                        Number of
                                                                                                       securities
                                                                                                        remaining
                                                                                                      available for
                                                                  Number of           Weighted       future issuance
                                                               securities to be       average         under equity
                                                                 issued upon       exercise price     compensation
                                                                 exercise of       of outstanding   plans (excluding
                                                                 outstanding          options,         securities
                                                              options, warrants     warrants and      reflected in
                                                                  and rights           rights          column (a))
                                                                     (a)                (b)                (c)
                                                              -----------------     -------------    ----------------
Equity compensation plans approved by security
holders..................................................       Not applicable      Not applicabl     Not applicable

1999 Long-Term Incentive Plan (not approved by
security holders)........................................            1,750,000              $.02       4,250,000(1)

Individual Compensation Arrangements (not approved
by security holders).....................................            1,835,000(2)          $4.04               0
                                                                     ---------             -----       ---------

          Total..........................................            3,585,000             $ .34       4,250,000(1)
                                                                     =========             =====       =========

(1) The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 6,000,000 shares of Common Stock. Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

(2) See Note 5 to Financial Statements.



OPTION EXERCISES IN FISCAL YEAR 2004

The following table sets forth certain information regarding the stock options exercised during the fiscal year ended July 31, 2004 and the stock options held as of July 31, 2004 by Gary Valinoti (our former Chief Executive Officer), Thomas J. Mazzarisi (our Chairman, Chief Executive Officer and General Counsel) and Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary).

                AGGREGATE OPTION EXERCISES IN 2004 OPTION VALUES


                            Shares
                           Acquired                       Number of Shares Underlying                  Value of Unexercised
Name                     on Exercise   Value Realized   Unexercised Options at July 31, 2004   In-the-Money Options at July 31, 2004
----                     -----------   --------------   ------------------------------------   -------------------------------------
                                                          Exercisable     Unexercisable            Exercisable     Unexercisable
                                                          -----------     -------------            -----------     -------------
Gary Valinoti                     0               0        1,000,000            0                    $530,000             0
Thomas J. Mazzarisi               0               0          500,000            0                    $265,000             0
Stephen J. Schoepfer        250,000        $289,171          250,000            0                    $132,500             0


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

The maximum number of shares that may be subject to outstanding awards under the plan will not exceed 6,000,000 shares of Common Stock. As of July 31, 2004, there were a total of 1,750,000 shares of Common Stock subject to outstanding options granted under the plan. These options have an exercise price of $0.02 per share.

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

EMPLOYMENT CONTRACTS

MAZZARISI AND SCHOEPFER EMPLOYMENT AGREEMENTS

Our employment agreements with our executives expired on August 31, 2004. However, the compensation of Messrs. Mazzarisi and Schoepfer is continuing per the terms of their respective former employment agreements and we expect to renew their employment agreements. Below is a description of our executives' employment agreements, which were effective during the fiscal year ended
July 31, 2004.

On August 31, 2001, we entered into amended and restated three-year employment agreements with each of Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary) and Thomas J. Mazzarisi (our Chairman of the Board, Chief Executive Officer and General Counsel). These agreements amended and superseded the original employment agreements, dated December 14, 2000, between us and the executives named above. Each of these amended and restated employment agreements expired on August 31, 2004 and provided for an annual base salary of $150,000. In addition, each executive was entitled to receive annual incentive stock bonuses as follows:

     o 500,000 shares of Common Stock if the average closing bid price of our Common Stock for year 1 under the contract was $1.00 or greater;

     o 500,000 shares of Common Stock if the average closing bid price of our Common Stock for year 2 under the contract was $2.00 or greater; and

     o 500,000 shares of Common Stock if the average closing bid price of our Common Stock for year 3 under the contract was $3.00 or greater.

No shares of Common Stock were earned in years 1, 2 or 3.

In addition, each executive was entitled to receive a 5% non-dilutable interest (i.e., a constant percentage ownership interest) in any subsidiary established by JAG Media for its Hispanic/Latin operations. The executives was also to be granted an option to purchase a 5% ownership interest in any subsidiary that JAG Media successfully creates and spins off during the term of their employment contracts.

In addition, pursuant to these amended and restated employment agreements, each of the above named executives is entitled to the same medical and other benefits, including health and life insurance coverage, as were provided to other employees of JAG Media. In the event JAG Media terminated the employment of any of such executives without cause or such executive resigns for good reason as defined in the employment agreements, such executive would have been entitled to receive (i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term (the Severance Period), (ii) a lump sum cash payment equal to the executive's highest rate of annual salary in effect during the term multiplied by the Severance Period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive's then current salary rate and (iv) accelerated vesting of all of the executive's outstanding stock options. Such cash payments would have had to been made within 10 days of termination of employment, and were not subject to offset for amounts earned by the executive in respect of any subsequent employment, nor was the executive required to seek any such subsequent employment.

Further, immediately prior to a "change in control" (as defined in our Long-Term Incentive Plan) of JAG Media, the above-named executives would be granted an option to acquire 1,000,000 shares of our Common Stock (subject to equitable adjustments for stock splits, etc.) at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Generally, under our Long-Term Incentive Plan a "change in control" shall be deemed to have occurred (i) if there is an acquisition 30% or more of our then outstanding shares of Common Stock, (ii) Messrs. Mazzarisi and Schoepfer cease for any reason to constitute at least a majority of the members of our Board, or (iii) a merger, consolidation, recapitalization, reorganization, sale or disposition of all or a substantial portion of our assets, or similar transaction shall have occurred. However, a change in control shall not be deemed to have occurred if consummation of such a transaction would result in at least 70% of the total voting power represented by the voting securities of JAG Media outstanding immediately after such transaction being beneficially owned by at least 75% of the holders of outstanding voting securities of JAG Media immediately prior to the transaction, with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction.

In the unlikely event that we issue to Cornell Capital under the equity line more than approximately 17,400,000 shares of our Common Stock and Cornell Capital does not sell any such shares and we issue no other shares, such issuance to Cornell Capital would result in the acquisition by Cornell Capital of more than 30% of our then outstanding shares of Common Stock and would trigger the change in control provisions in the employment agreements of our executive officers. As a result, each of Messrs. Mazzarisi and Schoepfer would be granted an option to acquire 1,000,000 shares of our Common Stock at an exercise price equal to 25% of the closing bid price of the stock immediately prior to such change in control, which option would be fully vested and immediately exercisable in full and expire on a date which would be the earlier of ten years from such change in control and three years after termination of such person's employment. The occurrence of the change of control would also permit each executive to resign from JAG Media if they so chose and be entitled to all of the severance benefits described above, including medical and life insurance coverage, accelerated vesting of outstanding stock options and certain lump sum cash payments.

Pursuant to the terms and conditions of the amended and restated employment agreements, we cancelled outstanding options granted to each of Messrs. Mazzarisi and Schoepfer to purchase an aggregate of 900,000 shares of our Common Stock exercisable at a price per share of $0.25. In lieu of these options, we have granted on August 31, 2001 to each of Messrs. Mazzarisi and Schoepfer to purchase an aggregate of 1,000,000 shares of our Common Stock exercisable at a price per share of $0.02, all of which vested immediately upon the execution of the amended and restated agreements. These options are subject to the terms of our 1999 Long-Term Incentive Plan, as amended, and may be exercised, in whole or in part, by the executives on a cashless basis.

VALINOTI SEPARATION AGREEMENT

In connection with Gary Valinoti's resignation as our President and Chief Executive Officer effective April 2, 2004, we entered into a separation agreement whereby, in exchange for a release of all claims against us, Mr. Valionti received a lump-sum termination payment equal to $150,000 and is entitled to continued medical and life insurance coverage for the 12 month period following the date of termination. The continuation of benefits is subject to Mr. Valinoti's continued compliance with the "Company Policies" and "Confidentiality" provisions contained in Mr. Valinoti's employment agreement with Jagnotes.com, Inc., dated August 31, 2001. In addition, pursuant to the terms of the separation agreement, Mr. Valinoti obtained ownership and title to the computer, printer, mobile telephone, personal digital assistant, portable digital dictation device and related equipment and software that Mr. Valinoti was using at the time of his termination.

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

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of November 8, 2004 (except as otherwise indicated) by (i) each person known by JAG Media to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and nominee to be a director, (iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.


Name and Address of Beneficial Owner                    Number of Shares Beneficially Owned        Percentage of Class
------------------------------------                    -----------------------------------        -------------------
Gary Valinoti                                                   5,102,000(1)(2)(3)(4)                     11.3%
4 Page Drive
Red Bank, NJ 07701

Thomas Mazzarisi (Chairman of the Board,                          610,000(1)(5)                            1.4%
Chief Executive Officer and General Counsel)
6865 SW 18th Street, Suite B13,
Boca Raton, Florida 33433

Stephen Schoepfer (President,                                     325,000(1)(6)                             *
Chief Operating Officer,
Chief Financial Officer and Director)
6865 SW 18th Street, Suite B13,
Boca Raton, Florida 33433

All executive officers and directors as a                         935,000(1)(5)(6)                         2.1%
group (2 persons)


--------------------------------
*  Less than one percent

(1) Based on 44,235,299 shares of Common Stock issued and outstanding as of November 8, 2004, plus the number of shares of Common Stock which the beneficial owner has the right to acquire within 60 days, if any.

(2) Includes 524,498 shares of Common Stock owned by Mr. Valinoti's wife, Cathleen Valinoti.

(3) Includes 1,000,000 shares of Common Stock issuable upon the exercise of stock options.

(4)  Based on Form 5 filed on September 14, 2004.

(5) Includes 500,000 shares of Common Stock issuable upon the exercise of stock options.

(6) Includes 250,000 shares of Common Stock issuable upon the exercise of stock options.


         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS FROM OFFICERS OF THE COMPANY

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

We used the original proceeds of these loans to fund existing payables and for general corporate purposes.

         ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K:

(a)(1) Financial Statements. See index to Financial Statements on page 37.

(a)(2) All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-B. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.


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

3.1               Articles of Incorporation of Registrant.  (2)

3.2               Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Secretary of State of the State of Nevada on April 8, 2002.  (16)

3.3               Certificate of Designation of the Series 2 Class B Common Stock.  (26)

3.4               Certificate of Designation of the Series 3 Class B Common Stock.  (28)

3.5               Bylaws of Registrant.  (2)

3.6               Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Secretary of State of the State of Nevada on June 4, 2004.  (34)

3.6               Amendment to Bylaws of Registrant.  (23)

4.1               Form of Common Stock Purchase Warrant issued in connection with May 1999 private placement.  (6)

4.2               Stock Option to acquire 500,000 shares of Common Stock granted to Strategic Growth
                  International, Inc. on March 14, 2000, included in Exhibit 10.2.  (4)

4.3               Stock Purchase Warrant to acquire 750,000 shares of common stock issued to M.S. Farrell & Co.,
                  Inc. on March 15, 2000, included in Exhibit 10.3. (4)

4.4               2000 8% Convertible Debenture, due June 12, 2003.  (5)

4.5               Form of Stock Purchase Warrant issued in connection with June 2000 private placement.  (5)


4.6               Form of Stock Purchase Warrant issued in connection with May Davis Consulting Agreement, included in Exhibit 10.9.  (7)

4.7               Form of 8% Convertible Debenture issued in connection with October 2000 private placement.  (9)

4.8               Stock Purchase Warrant to acquire 3,000,000 shares of common  stock issued to CALP II Limited
                  Partnership as of October 30, 2000.  (9)

4.9               First Amendment, dated as of October 30, 2000, to 2000 8% Convertible Debenture, due June 12,
                  2003.  (9)

4.10              Amended and Restated Secured Promissory Note issued February 22, 2001 in the amount of
                  U.S.$500,000 by CALP II Limited Partnership payable to the order of the Registrant.  (11)

4.11              Form of Common Stock Certificate.  (15)

4.12              Form of Series 1 Class B Common Stock Certificate.  (15)

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

4.18              Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Thomas J. Mazzarisi.  (21)

4.19              Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Stephen J. Schoepfer.  (21)

4.20              Amendment, dated January 31, 2003 to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Thomas J. Mazzarisi.  (25)

4.21              Amendment, dated January 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Stephen J. Schoepfer.  (25)

4.22              Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Thomas J. Mazzarisi.  (27)

4.23              Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Stephen J. Schoepfer.  (27)



4.24              Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Thomas J. Mazzarisi.  (29)

4.25              Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Stephen J. Schoepfer.  (29)

4.26              Amendment, dated December 12, 2003, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Thomas J. Mazzarisi.  (30)

4.27              Amendment, dated December 12, 2003, to Promissory Note, dated April 1, 2002 in the amount of
                  $200,000 issued to Stephen J. Schoepfer.  (30)

4.28              Amendment, dated as of January 31, 2004, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi.  (32)

4.29              Amendment, dated as of January 31, 2004, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer.  (32)

4.30              Form of Common Stock Certificate  (34)

10.1              JAG Media Holdings, Inc. 1999 Long Term Incentive Plan, as amended.  (17)

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

10.27             Content Agreement, dated as of February 14, 2002, by and between Lycos Inc. and JAG Company
                  Voice LLC.  (19)

10.28             Affiliate Order, dated February 22, 2002, by and between JAG Company Voice LLC and
                  Freerealtime.com Inc.  (19)


10.29             Affiliate Order, dated February 21, 2002, by and between JAG Company Voice LLC and Zacks
                  Investment Research.  (19)

10.30             Waiver of Section 5.5 of Equity Line Purchase Agreement, dated June 18, 2002, executed by
                  Cornell Capital Partners, L.P.  (20)

10.31             Consulting Agreement, dated June 12, 2002, between the Registrant and Walsh Organization, Inc.
                  (29)

10.32             Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary
                  Valinoti and the Law Firm of O'Quinn, Laminack & Pirtle.  (29)

10.33             Subscription Agreement, dated December 10, 2002, between the  Registrant and Bay Point
                  Investment Partners LLC.  (22)

10.34             Placement Agent Agreement, dated December 10, 2002, between the Registrant and RMC 1 Capital
                  Markets, Inc.  (22)

10.35             Letter Agreement, dated December 9, 2002, between the Registrant and HPC Capital Management.  (24)

10.36             Subscription Agreement, dated as of June 19, 2003, between the Registrant and Bay Point
                  Investment Partners LLC, as amended on August 12, 2003.  (28)

10.37             Placement Agent Agreement, dated as of June 19, 2003, between the Registrant and RMC 1 Capital
                  Markets, Inc. , as amended on August 12, 2003.  (28)

10.38             Asset Purchase Agreement, dated August 12, 2003, by and among the Registrant, Vertex
                  Interactive, Inc., XeQute Solutions PLC     and XeQute Solutions, Inc.  (28)

10.39             Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof
                  Equity Fund L.P.  (29)

10.40             Finder's Fee Agreement, dated as of January 5, 2004, between the Registrant and Flow Capital
                  Advisors, Inc.  (31).

10.41             Separation Agreement, dated April 2, 2004, between the Registrant and Gary Valinoti.  (33)

10.42             Letter Agreement, dated July 8, 2004, amending the Equity Line Purchase Agreement, dated as of
                  April 9, 2002, by and between the Registrant and Cornell Capital Partners, L.P. (35)

10.43             Letter Agreement, dated July 21, 2004, amending the Equity Line Purchase Agreement, dated as of
                  April 9, 2002, by and between the Registrant and Cornell Capital Partners, L.P. (35)

14.1              Code of Ethics. (29)

21.1              Subsidiaries of Registrant.  (29)

31.1              Section 302 Certification of Chief Executive Officer.



31.2              Section 302 Certification of Chief Financial Officer.

32.1              Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

99.1              Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc. (including Certificate of
                  Correction related thereto).  (2)

99.2              Letter of Intent, dated January 16, 2004, by and among the Company, Great Eastern Securities,
                  Inc. and the stockholders of Great Eastern Securities, Inc.  (31)


--------------------------

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

(25) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on February 24 2003.

(26) Previously filed as an exhibit to our Registration Statement on Form 8-A filed on April 10, 2003.

(27) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on June 16, 2003.

(28) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 13, 2003.

(29) Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 13, 2003.

(30) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 19, 2003.

(31) Previously filed as an exhibit to our Current Report on Form 8-K filed on January 20, 2004.

(32) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2004.

(33) Previously filed as an exhibit to our Current Report on Form 8-K filed on April 5, 2004.

(34) Previously filed as an exhibit to our Registration Statement on Form 8-A filed on May 26, 2004.

(35) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on August 5, 2004.

(b) Reports on Form 8-K

We filed the following Current Report on Form 8-K during the last quarter of the fiscal year ended July 31, 2004:

     o May 26, 2004: Form 8-K filed attaching press release relating to the extension of the effective date for recapitalization from May 21, 2004 to June 4, 2004, form of Letter to Stockholders regarding the appointment of new transfer agent, Letter to Registered Holders of Class A common stock and Series 1 Class B common stock regarding exchange procedures and form of Letter of Transmittal.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended July 31, 2003 and 2004 for professional services rendered by J.H. Cohn LLP for the audit of the our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $67,634 and $66,793, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended July 31, 2003 and 2004 for assurance and related services rendered by J.H. Cohn LLP related to the performance of the audit or review of our financial statements were $29,153 and $25,678, respectively.

TAX FEES

The aggregate fees billed for the fiscal years ended July 31, 2003 and 2004 for services rendered by J.H. Cohn LLP in connection with the preparation of our federal and state tax returns were $3,855 and $4,000, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                                        Page
                                                                                        ----
Report of Independent Registered Public Accounting Firm..................................F-2

Consolidated Balance Sheet July 31, 2004.................................................F-3

Consolidated Statements of Operations Years Ended July 31, 2004 and 2003.................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Years Ended July 31, 2004 and 2003.......................................................F-5

Consolidated Statements of Cash Flows Years Ended July 31, 2004 and 2003.................F-6

Notes to Consolidated Financial Statements...............................................F-7


                                      * * *

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders
JAG Media Holdings, Inc.

We have audited the accompanying consolidated balance sheet of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended July 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2004, and their results of operations and cash flows for the years ended July 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and cash flow deficiencies from operating activities. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                  J.H. Cohn LLP

Roseland, New Jersey
November 8, 2004

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2004


                                     Assets
                                     ------
Current assets:
    Cash and cash equivalents ...............................................................         $    386,283
    Accounts receivable, net of allowance for doubtful accounts of $7,500 ...................               12,240
    Other current assets ....................................................................               73,564
                                                                                                      ------------
                  Total current assets ......................................................              472,087

Equipment, net of accumulated depreciation of $75,648 .......................................               35,286
                                                                                                      ------------
                  Total .....................................................................         $    507,373
                                                                                                      ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Accounts payable and accrued expenses ...................................................         $     65,202
    Deferred revenues .......................................................................               39,493
                                                                                                      ------------
                  Total liabilities .........................................................              104,695
                                                                                                      ------------

Mandatorily redeemable Class B common stock, par value $.00001 per share:
    400,00 shares designated as Series 2; 380,829 shares issued and outstanding .............                    4
    40,000 shares designated as Series 3; 21,500 shares issued and outstanding ..............                    -
                                                                                                      ------------
                                                                                                                 4
                                                                                                      ------------
Commitments and Contingencies:
Stockholders' equity:
    Preferred stock; par value $.00001 per share; 50,000,000 shares authorized;
       none issued
    Common stock; par value $.00001 per share; 250,000,000 shares authorized;
       44,235,299 shares issued and outstanding .............................................                  442
    Additional paid-in capital ..............................................................           43,570,992
    Unearned compensation ...................................................................              (24,265)
    Accumulated deficit .....................................................................          (43,144,495)
                                                                                                      ------------

                  Total stockholders' equity ................................................              402,674
                                                                                                      ------------

                  Total .....................................................................         $    507,373
                                                                                                      ============


                 See Notes to Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JULY 31, 2004 AND 2003


                                                                              2004                   2003
                                                                          ------------           ------------
Revenues .......................................................          $    253,256           $    385,881
                                                                          ------------           ------------
Operating expenses:
    Cost of revenues ...........................................               272,161                697,027
    Selling expenses ...........................................                13,698                  3,174
    General and administrative expenses ........................             1,951,876              2,225,597
                                                                          ------------           ------------

                  Totals .......................................             2,237,735              2,925,798
                                                                          ------------           ------------
Loss from operations ...........................................            (1,984,479)            (2,539,917)

Other income (expense):
    Interest income ............................................                 3,485                  5,466
    Interest expense ...........................................               (23,930)               (44,284)
    Loss from retirement of assets .............................                  (713)
                                                                          ------------           ------------

Net loss .......................................................          $ (2,005,637)          $ (2,578,735)
                                                                          ============           ============

Basic net loss per share .......................................          $       (.05)          $       (.07)
                                                                          ============           ============

Basic weighted average common shares outstanding ...............            42,696,349             37,709,338
                                                                          ============           ============



                 See Notes to Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2004 AND 2003

                                                             Common Stock
                                          ---------------------------------------------------------------
                                                                    Class A             Series 1 Class B
                                                                -----------------      -------------------       Additional
                                           Number of            Number of               Number of                   Paid-in
                                            Shares     Amount    Shares     Amount       Shares    Amount          Capital
                                           ----------  ------  ----------   ------     ---------   ------       -------------
Balance, July 31, 2002                                         29,667,094   $ 296      1,681,155    $ 17         $ 37,697,274

Effects of recapitalization                31,348,249   $313  (29,667,094)   (296)    (1,681,155)    (17)

Sales of common stock pursuant
    to equity financing agreement,
    net of expenses of $101,750             5,633,266     57                                                        1,783,193

Sales of common stock
    and 20,000 shares of redeem-
    able Series 3 Class B common
    stock through private place-
    ments, net of expenses of
    $25,000                                 2,547,306     25                                                          896,975

Effects of issuance of common
    stock in exchange for services          1,395,604     14                                                          831,127

Options exercise                              319,600      3                                                            8,957

Amortization of unearned com-
    pensation

Stock dividend payable in
    374,120 shares of redeem-
    able Series 2 Class B
    common stock                                                                                                          (4)

Net loss
                                           ------------  ----  ----------   -----      ---------    ----         ------------
Balance, July 31, 2003                     41,244,025     412         -         -            -         -          41,217,522

Sale of common stock
  and 1,500 shares
  of redeemable
  Series 3 Class
  B common stock
  through private placement                    35,000       -                                                         50,000

Effects of issuance of
   common stock in
   exchange for services                      450,000       5                                                        260,995

Amortization of
  unearned compensation

Sales of common stock
   pursuant to equity
   financing agreement,
   net of expenses of $107,500               2,506,274     25                                                      2,042,475

Net loss
                                           ------------  ----  ----------   -----      ---------    ----         ------------
Balance, July 31, 2004                      44,235,299   $442         -     $   -            -      $  -         $43,570,992
                                           ============  ====  ==========   =====      =========    ====         ============

                                                 Unearned       Accumulated
                                              Compensation       Deficit             Total
                                              ------------     ------------       ------------
Balance, July 31, 2002                          $(381,432)     $(38,560,123)      $(1,243,968)

Effects of recapitalization

Sales of common stock pursuant
    to equity financing agreement,
    net of expenses of $101,750                                                     1,783,250

Sales of common stock
    and 20,000 shares of redeem-
    able Series 3 Class B common
    stock through private place-
    ments, net of expenses of
    $25,000                                                                           897,000

Effects of issuance of common
    stock in exchange for services               (366,309)                            464,832

Options exercise                                                                        8,960

Amortization of unearned com-
    pensation                                     606,857                             606,857

Stock dividend payable in
    374,120 shares of redeem-
    able Series 2 Class B
    common stock                                                                           (4)

Net loss                                                         (2,578,735)       (2,578,735)
                                                -----------    ------------       ------------
Balance, July 31, 2003                           (140,884)      (41,138,858)          (61,808)

Sale of common stock
  and 1,500 shares
  of redeemable
  Series 3 Class
  B common stock
  through private placement                                                            50,000

Effects of issuance of
   common stock in
   exchange for services                          (78,000)                            183,000

Amortization of
  unearned compensation                           194,619                             194,619

Sales of common stock
   pursuant to equity
   financing agreement,
   net of expenses of $107,500                                                      2,042,500

Net loss                                                          (2,005,637)      (2,005,637)
                                                -----------    -------------      -------------
Balance, July 31, 2004                          $   (24,265)    $(43,144,495)     $   402,674
                                                ===========    =============      =============




                 See Notes to Consolidated Financial Statements

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JULY 31, 2004 AND 2003

                                                                                2004                2003
                                                                             -----------         -----------

Operating activities:
Net loss ............................................................        $(2,005,637)        $(2,578,735)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts .................................                                  2,750
    Depreciation ....................................................             18,769              29,206
    Amortization of unearned compensation ...........................            194,619             606,857
    Loss on retirement of assets ....................................                713
    Effects of issuance of common stock and stock options in exchange                                464,832
       for services .................................................            183,000
    Changes in operating assets and liabilities:
       Accounts receivable ..........................................             (7,080)             11,415
       Other current assets .........................................             10,221             (15,000)
       Accounts payable and accrued expenses ........................            (89,527)           (743,770)
       Deferred revenues ............................................             (5,236)            (50,655)
                                                                             -----------         -----------
                  Net cash used in operating activities .............         (1,700,158)         (2,273,100)
                                                                             -----------         -----------

Investing activities - purchase of equipment ........................            (29,276)                 --
                                                                             -----------         -----------

Financing activities:
    Repayment of notes payable to officers ..........................           (400,000)
    Net proceeds from sales of common stock through:
                  Private placements ................................             50,000             897,000
                  Equity financing agreement ........................          2,042,500           1,783,250
                  Exercise of stock options .........................                                  8,960
                                                                             -----------         -----------

                  Net cash provided by financing activities .........          1,692,500           2,689,210
                                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents ................            (36,934)            416,110

Cash and cash equivalents, beginning of year ........................            423,217               7,107
                                                                             -----------         -----------

Cash and cash equivalents, end of year ..............................        $   386,283         $   423,217
                                                                             ===========         ===========

Interest paid .......................................................        $    71,810         $        --
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

         The Company commenced operations in 1989 and its subscribers were initially limited primarily to institutional investors. During the year ended July 31, 2000, the Company opened its web site and began targeting retail subscribers in an effort to expand its subscriber base. On January 4, 2002, a subsidiary, JAG Company Voice LLC, was formed to provide small to medium sized companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format. However, it ceased operations and had not conducted any significant operations and on April 1, 2004 it was merged with the Company's other subsidiary Jag Media LLC.

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

         Prior to the Recapitalization, each share of Series 1 Class B common stock was immediately convertible into one share of Class A common stock and each share of Class A common stock and Series 1 Class B common stock was equal in respect to dividends and voting rights. Therefore, each share of Series 1 Class B common stock was, in substance, equivalent to one share of Class A common stock for financial reporting purposes prior to the Recapitalization, and each share of Class A common stock and each share of Series 1 Class B common stock is, in substance, equivalent to 1 share of common stock after the Recapitalization for financial reporting purposes. Accordingly, the Recapitalization, which has been retroactively reflected in the accompanying consolidated financial statements and these notes, did not have any effect on numbers of shares of common stock, the weighted average number of common shares outstanding or any amounts per common share.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of presentation:

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $253,000 and $386,000 and it incurred net losses of approximately $2,006,000 and $2,579,000 and cash flow deficiencies from operating activities of approximately $1,700,000 and $2,273,000 for the year ended July 31, 2004 and 2003, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Although the Company's net losses included noncash charges of approximately $397,000 and $1,104,000 for the years ended July 31, 2004 and 2003, respectively, primarily for the amortization of unearned compensation and the issuance of common stock and stock options in exchange for services, management believes that in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and cash flow deficiencies from operating activities through at least July 31, 2005 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can successfully market its services, expand its customer base and achieve profitability.

         As further explained in Note 4, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. The equity line became available in August 2002. Effective July 21, 2004, the equity line was extended and expires in August 2006 (see Note 4).

         As of July 31, 2004 and November 8, 2004, the Company had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 and the ability of the investment partnership to fund the purchases.

         Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership prior to its expiration in August 2006 or through other financing agreements to enable it to continue as a going concern through at least July 31, 2005. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

         Impairment of long-lived assets:

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

         In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as the consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB") for Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

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

         As of July 31, 2004, there were options and warrants outstanding for the purchase of a total of 3,585,000 shares of common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in the years ended July 31, 2004 and 2003 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Recent accounting pronouncements:

         The FASB and EITF have issued certain accounting pronouncements as of July 31, 2004 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2004 and 2003, and it does not believe that any of those pronouncements will have a significant impact on the Company's consolidated financial statements at the time they become effective.

NOTE 3 - INCOME TAXES:

         As of July 31, 2004, the Company had net operating loss carryforwards of approximately $27,252,000 available to reduce future Federal taxable income which will expire from 2019 through 2024.

         As of July 31, 2004 the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

            Deferred revenues, net......................    $        16,000
            Unearned compensation.......................          2,123,000
            Net operating loss carryforwards............         10,884,000
                                                            ----------------
                                                                 13,023,000
            Less valuation allowance....................        (13,023,000)
                                                            ----------------
                  Total.................................    $            --
                                                            ================

         Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2004.

         The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the years ended July 31, 2003 and 2002 of approximately $12,300,000 and $11,653,000. As a result of the increases in the valuation allowance of $723,000 and $647,000 during the years ended July 31, 2004 and 2003, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

NOTE 4 - EQUITY FINANCING AGREEMENT WITH CORNELL CAPITAL PARTNERS, L.P.:

         On April 9, 2002, the Company entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available on August 28, 2002 when a registration statement under the Securities Act of 1933 (the "Act") filed by the Company for the registration of the shares issuable to Cornell Capital became effective. The Company was required to issue 10,000 shares of its common stock to placement agents as of the effective date as consideration for their services in connection with the Equity Line Agreement. The term of the Equity Line Agreement will extend for 24 months unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - EQUITY FINANCING AGREEMENT WITH CORNELL CAPITAL PARTNERS, L.P. (CONTINUED):

         The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

         During the year ended July 31, 2004, Cornell Capital was required to pay $2,150,000 and it received 2,506,274 shares of common stock and the Company received proceeds of $2,042,500, net of $107,500 of placement fees, as a result of the exercise by the Company of put options pursuant to the Equity Line Agreement. As of July 31, 2004, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006.

         During the year ended July 31, 2003, Cornell Capital was required to pay $1,885,000 and it received 5,623,266 shares of common stock and the Company received proceeds of $1,783,250, net of $101,750 of placement fees, as a result of the exercise by the Company of put options pursuant to the Equity Line Agreement. The Company was also required to issue an additional 10,000 shares of common stock to placement agents in connection with the sale of the shares.

NOTE 5 - OTHER ISSUANCES OF COMMON STOCK AND STOCK OPTIONS:

         Amendments of articles of incorporation:

         As explained in Note 1, on February 11, 2004, the stockholders of the Company approved an amendment to the articles of incorporation that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on June 4, 2004 (the "Recapitalization").

         Pursuant to the Recapitalization, (i) the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 200,000,000 shares to 300,440,000 shares with a par value of $.00001 per share, of which 50,000,000 shares are authorized for issuance as preferred stock, 250,000,000 shares are to be authorized for issuance as common stock, 400,000 shares are authorized for issuance as Series 2 Class B common stock and 40,000 shares are authorized for issuance as Series 3 Class B Common stock: and (ii) the Company issued 1 share of common stock in exchange for every 1 share of Class A common stock and Series 1 Class B common stock outstanding prior to the Recapitalization.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OTHER ISSUANCES OF COMMON STOCK AND STOCK OPTIONS (CONTINUED):

         Mandatorily redeemable Class B common stock:

         On March 18, 2003 and June 30, 2003, the Company's Board of Directors approved the designation of 400,000 shares and 40,000 shares of Class B common stock, par value $.00001 per share, as "Series 2 Class B common stock" and "Series 3 Class B common stock," respectively. The Company's Board of Directors also declared a special stock dividend on March 18, 2003 for the distribution of shares of Series 2 Class B common stock to owners of the Company's common stock as of the record date, April 14, 2003, in a ratio of one share of Series 2 Class B common stock for every 100 shares of common stock owned. As of July 31, 2003, a total of 374,120 shares of Series 2 Class B common stock were outstanding as a result of the stock dividend. During the year ended July 31, 2004, the Company issued an additional 6,709 shares of its mandatorily redeemable Series 2 Class B common stock based on required adjustments to the number of shares originally issued in connection with a stock dividend affected during the year ended July 31, 2003. On June 30, 2003, the Company issued 20,000 shares of Series 3 Class B common stock in connection with the private placement of common stock, as further explained below.

         The shares of Series 2 and Series 3 Class B common stock will be nonvoting, have dividend and liquidation rights equal to the Class A common stock and be redeemable. Redemption by the Company shall be mandatory within six months following final resolution of the Company's lawsuit against various brokerage firms currently pending in U.S. District Court for the Southern District of Texas (or as soon thereafter as legally permissible). The redemption price per share of the Series 2 Class B common stock will be the greater of (i) the par value of each share or (ii) the amount obtained by dividing (a) 90% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount divided by
         (b) the total number of shares of Series 2 Class B common stock outstanding. The redemption price per share of the Series 3 Class B common stock will be the greater of (i) the par value of each share or
         (ii) .0025% of 10% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. On September 6, 2004, the case was dismissed and management is currently evaluating its options.

         Since the value of the Series 2 and Series 3 Class B common stock is contingent upon the outcome of the pending litigation, the Company recorded the shares of Series 2 and Series 3 Class B common stock that were issuable as of July 31, 2003 at their total par value of $4.20. Since the Company will be required to distribute substantially all of the proceeds of the pending litigation to the holders of Series 2 and Series 3 Class B common stock, the Company has classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders' equity and total liabilities in the accompanying July 31, 2004 consolidated balance sheet pursuant to the rules and regulations of the Securities and Exchange Commission.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OTHER ISSUANCES OF COMMON STOCK AND STOCK OPTIONS (CONTINUED):

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). Pursuant to SFAS 150, a financial instrument issued in the form of shares that are mandatorily redeemable because they embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur must be classified as a liability. The redemption of shares of Series 2 and Series 3 Class B common stock issued by the Company as of July 31, 2004 is contingent upon the occurrence of a future event and, accordingly, such shares do not have to be classified as a liability pursuant to SFAS 150. However, the shares would have to be reclassified should the Company prevail in its lawsuit against various brokerage firms.

         Equity financing agreement:

         As further explained in Note 4, Cornell Capital was required to pay $2,150,000 and it received 2,506,274 shares of common stock and the Company received proceeds of $2,042,500 net of $107,500 of placement fees as a result of the exercise by the Company of put options pursuant to the Equity Line Agreement.

         During the year ended July 31, 2003, Cornell Capital was required to pay $1,885,000 and it and a placement agent received 5,633,266 shares of common stock and the Company received proceeds of $1,783,250, net of $101,750 of placement fees as a result of the exercise by the Company of put options pursuant to the Equity Line Agreement.

         Shares sold through private placement:

         During the year ended July 31, 2004, the Company sold 35,000 shares of its common stock and 1,500 shares of its Series 3 Class B common stock through a private placement and it received proceeds of $50,000.

         On December 10, 2002, the Company sold 1,136,364 shares of its common stock through a private placement and it received proceeds of $475,000, net of a $25,000 placement fee.

         On June 30, 2003, the Company sold 1,282,675 shares of its common stock and 20,000 shares of its Series 3 Class B common stock through a private placement and it received proceeds of $442,000. The Company issued 128,267 shares of its common stock as a placement fee in connection with this private placement.

         The private placements were intended to be exempt from registration under the Act.

         Shares issued to pay salaries:

         During the year ended July 31, 2004, the Company agreed to issue a total of 300,000 shares of its common stock with an aggregate fair value of $183,000 to pay salaries, all of which was charged directly to expense.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 5 - OTHER ISSUANCES OF COMMON STOCK AND STOCK OPTIONS (CONTINUED):

         Shares issued to consultants:

         During the year ended July 31, 2004, the Company issued a total of 150,000 shares of its common stock with an aggregate fair value of $78,000 to pay for consulting services. The fair value of the shares was originally charged to unearned compensation and is being amortized to expense over the terms of the consulting agreements.

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

         The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2002 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services to the number outstanding at July 31, 2004 and sets forth other related information:

                                                     Number of Shares
                                                Class A           Range of
                                              Common Stock     Exercise Prices
                                              ------------     ---------------
          Options and warrants issued
          for services outstanding,
          August 1, 2002..................     4,104,600         $.02-$6.00

          Options cancelled...............      (200,000)        $2.00
          Options exercised (A)...........      (319,600)        $.02-$.05
                                               ---------

          Options and warrants
          issued for services
          outstanding, July 31, 2003
          and 2004 (B)(C).................     3,585,000         $.02-$6.00
                                               =========

         (A) During 2003, the Company issued 319,600 shares of common stock upon the exercise of options and received proceeds of $8,960.

         (B) These options and warrants also include options for the purchase of 1,750,000 shares of common stock granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - OTHER ISSUANCES OF COMMON STOCK AND STOCK OPTIONS (CONTINUED):


         (C) These options and warrants will expire at various dates from July 2005 through March 2012.

         The following table summarizes information about the number of shares of common stock subject to options and warrants that were outstanding at July 31, 2004 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services:


                  Options and Warrants Outstanding                     Options and Warrants Exercisable
                  --------------------------------------------------   --------------------------------
  Exercise Prices          Number          Weighted       Weighted         Number           Weighted
                         Outstanding        Average        Average       Exercisable        Average
                                           Years of       Exercise                       Exercise Price
                                           Remaining        Price
                                          Contractual
                                             Life
   $     .02              1,750,000          7.09       $    .02          1,750,000     $      .02
        2.00                585,000          1.18           2.00            585,000           2.00
        3.50                500,000          1.06           3.50            500,000           3.50
        6.00                750,000           .62           6.00            750,000           6.00
                      -------------                                      ---------
   $.02-$6.00             3,585,000          3.93       $    .34          3,585,000     $       .34
   ==========            ==========                        ========      ==========     ============


         During 2003, the Company issued 1,395,604 shares of its common stock to employees and consultants as compensation to employees and as consideration for consulting, professional and other services. The aggregate estimated fair value of the shares at the respective dates of issuance was $831,127, of which $464,818 was charged directly to compensation and consulting expense and $366,309 was charged to unearned compensation during 2003.

         Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $194,619 and $606,857 was amortized during 2004 and 2003, respectively. The unamortized balance of $24,265 and $140,884 has been reflected as a reduction of stockholders' equity as of July 31, 2004 and 2003, respectively.

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

NOTE 7 - EMPLOYEE BENEFIT PLANS:

         The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company's contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2004 and 2003.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         Concentrations of credit risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. From time to time the Company's cash account balances exceed the Federal insurance limit of $100,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2004.

         In addition, the Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         Employment agreements:

         Pursuant to amended and restated employment agreements between the Company and its two senior executives, each dated August 31, 2001, the Company became obligated to make cash payments of $150,000 to each of the two senior executives annually during the three year period ending August 31, 2004. As a result, the Company's obligations for cash payments under the employment agreements subsequent to July 31, 2004 will total approximately $25,000 payable in the year ending July 31, 2005.

         Each of the two senior executives were eligible to receive an option to purchase 500,000 shares of the Company's common stock at a price equal to 25% of the closing bid price on the last day of trading in each of the three years in the period ending August 31, 2004 if the average closing bid price of the Company's common stock was $1.00 per share or greater for the first year, $2.00 per share or greater for the second year and $3.00 per share or greater for the third year. The agreements expired on August 31, 2004 and the Company was not required to issue any options.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED):


         Leases:

         The Company has been leasing office space under month-to-month leases and noncancelable leases. Rent expense under all such leases, which were classified as operating leases, totaled approximately $21,000 and $30,000 for 2004 and 2003, respectively. As of July 31, 2004, the Company was not subject to any significant noncancelable office leases.

         Litigation:

         The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company's material financial instruments at July 31, 2004 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable. In the opinion of management, the financial instruments were carried at values that approximated their fair values at July 31, 2004 because of their liquidity and/or their short-term maturities.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - PROPOSED ACQUISITIONS:

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

         Closing of the Asset Purchase Agreement was subject to the satisfaction of various conditions by October 31, 2003. The Asset Purchase Agreement was not closed by October 31, 2003. Accordingly, the parties were not required to close the transaction unless they chose to waive the closing date requirement. On January 17, 2004, the Company decided not to pursue any further negotiations with XeQute.

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

                                   JAG MEDIA HOLDINGS, INC.

                                   By:  /s/ Thomas J. Mazzarisi
                                        ------------------------------------
                                        Thomas J. Mazzarisi
                                        Chairman of the Board and
                                        Chief Executive Officer



Dated:   November 15, 2004

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

                  SIGNATURE                                        TITLE                               DATE
                  ---------                                        -----                               ----


          /s/ Thomas J. Mazzarisi               Chairman of the Board, Chief Executive          November 15, 2004
------------------------------------------      Officer and General Counsel (Principal
            Thomas J. Mazzarisi                 Executive Officer)




         /s/ Stephen J. Schoepfer               President, Chief Operating Officer, Chief       November 15, 2004
------------------------------------------      Financial Officer, Secretary and Director
           Stephen J. Schoepfer                 (Principal Financial and Accounting
                                                Officer)