Form 10QSB
period 2004-10-31
JAG MEDIA HOLDINGS INC
filed 2004-12-20
CIK 1089029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ________ to _________.

                        COMMISSION FILE NUMBER 000-28761.

                            JAG MEDIA HOLDINGS, INC.
        (Exact name of small business issuer as specified in its Charter)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes X                                      No __

As of December 14, 2004, the Registrant had 44,235,299 shares of Common Stock, 380,829 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

Condensed Consolidated Balance Sheet
     October 31, 2004 (Unaudited)                                            F-2

Condensed Consolidated Statements of Operations
     Three Months Ended October 31, 2004 and 2003 (Unaudited)                F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
     Three Months Ended October 31, 2004 (Unaudited)                         F-4

Condensed Consolidated Statements of Cash Flows
     Three Months Ended October 31, 2004 and 2003 (Unaudited)                F-5

Notes to Condensed Consolidated Financial Statements                      F-6/14




                                      * * *

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2004
                                   (UNAUDITED)

                                      Assets


Current assets:
    Cash and cash equivalents                                                     $    221,868
    Accounts receivable, net of allowance for doubtful accounts of $7,500                8,920
    Other current assets                                                                46,449
                                                                                  ------------
           Total current assets                                                        277,237

Equipment, net of accumulated depreciation of $79,236                                   31,699
                                                                                  ------------

           Total                                                                  $    308,936
                                                                                  ============


                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                         $     70,584
    Deferred revenues                                                                   38,216
                                                                                  ------------

           Total liabilities                                                           108,800
                                                                                  ------------

Mandatorily redeemable Class B common stock; par value $.00001 per share:
        400,000 shares designated as Series 2; 380,829 shares issued and
        outstanding                                                                          4

        40,000 shares designated as Series 3; 21,500 shares issued and
        outstanding                                                                         --
                                                                                  ------------
                                                                                             4
                                                                                  ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock; par value $.00001 per share; 50,000,000 shares authorized;
        none issued
    Common stock; par value $.00001 per share; 250,000,000 shares authorized;
        44,235,299 shares issued and outstanding                                           442
    Additional paid-in capital                                                      43,570,992
    Unearned compensation                                                               (9,706)
    Accumulated deficit                                                            (43,361,596)
                                                                                  ------------
           Total stockholders' equity                                                  200,132
                                                                                  ------------

           Total                                                                  $    308,936
                                                                                  ============


            See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)



                                                                          2004                  2003
                                                                     ------------         ------------

Revenues                                                             $     72,227         $     46,373
                                                                     ------------         ------------

Operating expenses:
    Cost of revenues                                                       38,443               81,090
    Selling expenses                                                        2,151                2,851
    General and administrative expenses                                   249,425              464,682
                                                                     ------------         ------------
        Totals                                                            290,019              548,623
                                                                     ------------         ------------

Loss from operations                                                     (217,792)            (502,250)

Other income (expense):
    Interest income                                                           691                  587
    Interest expense                                                                            (9,000)
                                                                     ------------         ------------

Net loss                                                             $   (217,101)        $   (510,663)
                                                                     ============         ============


Basic net loss per share                                             $       (.00)        $       (.01)
                                                                     ============         ============


Basic weighted average common shares outstanding                       44,235,299           41,605,863
                                                                     ============         ============













            See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED OCTOBER 31, 2004
                                   (UNAUDITED)




                                                Common Stock
                                           -------------------
                                                                  Additional
                                           Number of              Paid-in          Unearned          Accumulated
                                            Shares      Amount    Capital          Compensation      Deficit            Total
                                          ----------    ------    ------------     ------------      -----------    ------------

Balance, August 1, 2004                   44,235,299    $442      $ 43,570,992      $    (24,265)   $(43,144,495)   $    402,674


Amortization of unearned compensation                                                     14,559                          14,559


Net loss                                                                                                (217,101)       (217,101)
                                          ----------    ----      ------------      ------------    ------------    ------------

Balance, October 31, 2004                 44,235,299    $442      $ 43,570,992      $     (9,706)   $(43,361,596)   $    200,132
                                        ============    ====      ============      ============    ============    ============










            See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)





                                                                               2004                2003
                                                                            ---------            ---------
Operating activities:
    Net loss                                                                $(217,101)           $(510,663)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                            3,587                4,341
        Amortization of unearned compensation                                  14,559               84,785
        Effects of issuance of common stock in exchange for
           services                                                                                183,000
        Changes in operating assets and liabilities:
           Accounts receivable                                                  3,320              (12,298)
           Other current assets                                                27,115                3,750
           Accounts payable and accrued expenses                                5,382              (73,195)
           Deferred revenues                                                   (1,277)               8,378
                                                                            ---------            ---------
               Net cash used in operating activities                         (164,415)            (311,902)

Financing activities:
    Net proceeds from private placements of common stock                                            50,000
                                                                            ---------            ---------

Net decrease in cash and cash equivalents                                    (164,415)            (261,902)
Cash and cash equivalents, beginning of period                                386,283              423,217
                                                                            ---------            ---------

Cash and cash equivalents, end of period                                    $ 221,868            $ 161,315
                                                                            =========            =========










            See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of presentation:
             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of October 31, 2004, their results of operations and cash flows for the three months ended October 31, 2004 and 2003 and their changes in stockholders' equity for the three months ended October 31, 2004. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2004 and for the years ended July 31, 2004 and 2003 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2004 that was previously filed with the SEC.

             The results of the Company's operations for the three months ended October 31, 2004 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2005.

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

             The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $72,000 and $46,000, and it incurred net losses of approximately $217,000 and $511,000 and cash flow deficiencies from operating activities of

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of presentation (continued):
              approximately $164,000 and $312,000 for the three months ended October 31, 2004 and 2003, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

              Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least October 31, 2005 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

              As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. This equity line was renewed in July 2004 and expires in August 2006. As of October 31, 2004 and December 8, 2004, the Company had received gross proceeds of $4,035,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases.

              Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership prior to its expiration in August 2006 or through other financing agreements to enable it to continue as a going concern through at least October 31, 2005. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of presentation (continued):
              thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

Note 2 - Net earnings (loss) per share:
              The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares during each period (see Notes

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 2 - Net earnings (loss) per share (continued):
                1, 2 and 5 to the Audited Financial Statements). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

                As of October 31, 2004, there were options and warrants outstanding for the purchase of a total of 3,585,000 shares of common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the three months ended October 31, 2004 and 2003 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

Note 3 - Income taxes:
                As of October 31, 2004, the Company had Federal net operating loss carryforwards of approximately $27,500,000 available to reduce future Federal taxable income which will expire from 2019 through 2024. In addition, the Company had state net operating loss carryforwards of approximately $21,640,000 available to reduce future state taxable income which will expire from 2006 through 2009.

                As of October 31, 2004, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                        $13,000
                    Unearned compensation                       1,807,000
                    Net operating loss carryforwards           10,620,000
                                                             ------------
                                                               12,440,000
                    Less valuation allowance                  (12,440,000)
                                                             -------------

                        Total                                $     -
                                                             =============

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3 - Income taxes (continued):
                Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2004.

                The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2004. As a result of the increases in the valuation allowance of $68,000 and $170,000 during the three months ended October 31, 2004 and 2003, respectively, based on adjusted amounts for deferred tax assets as of those dates, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 4 - Issuances of common stock and stock options:
                Equity financing agreement:
                    As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4 - Issuances of common stock and stock options (continued):
                    The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Pink Sheets or on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

                    During the three months ended October 31, 2004, no put options were exercised. As of October 31, 2004, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006.

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

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4 - Issuances of common stock and stock options (continued):
                    As of August 1, 2004, the Company had 3,585,000 shares of common stock that were subject to outstanding options and warrants issued to employees and nonemployees as compensation for services. These options and warrants had exercise prices ranging from $.02 to $6.00 and will expire at various dates from July 2005 through March 2012. There were no options or warrants issued, canceled or exercised during the three months ended October 31, 2004.

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

Note 5 - Legal proceedings:
              The Company is involved in various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's consolidated financial statements in subsequent periods.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 6 - Subsequent events:
              On November 24, 2004, JAG Media entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom ("Seller") and TComm (UK) Limited, a wholly-owned subsidiary ("Subsidiary") of the Company organized in the United Kingdom.

              The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, Subsidiary purchased from Seller all of the assets of Seller, and, effectively, the United Kingdom-based software business it was developing that specialized in streaming video solutions. Such business is a development stage business that to date has not generated any significant revenues. The acquisition will be accounted for by the Company as a purchase.

              The product line purchase from the Seller includes: (1) TComm TV, which delivers live video/audio streams and on-demand video/audio clips to various java-based and Symbian-based mobile phones; (2) CCMTV, which is currently under development and will consist of software programs that are intended to enable mobile closed-circuit TV devices to send real-time video streams to a central point where they can be viewed by one or more persons; (3) Eye Contact, which is a network-based internal communications system for business that enables employees to communicate securely face-to-face from their own desks; and (4) TComm Messenger, which is a network-based instant video messaging platform that allows employees of an organization to communicate securely in real-time within their offices and from remote locations.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 6 - Subsequent events (continued):
              The purchase price paid to Seller for the assets consisted of (i) 250,000 shares (the "Shares") of the Company's common stock, having a value based on the closing price of the Company's common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the assumption of approximately $19,000 of liabilities. In addition, Seller has agreed not to compete with the business to be conducted by the Subsidiary for a period of two years from the closing date of the transaction. The Sale Agreement also contains customary representations and warranties. Seller has agreed to indemnify the Subsidiary for damages resulting from a breach of its warranties but only if the damages exceed (pound)10,000.

              Seller has entered into a lockup agreement with the Company pursuant to which it has agreed not to sell or otherwise transfer the shares of the Company it acquired for a period of one year.

              In connection with entering into the Sale Agreement, the Subsidiary entered into employment agreements on November 24, 2004 with 4 individuals, all of whom were previously employed by Seller. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, the Company's obligations for cash payments under the employment agreements subsequent to July 31, 2004 will total $455,299 as follows:

                                 Year ended                  Amount
                                 ----------                  ------
                          October 31, 2005                   $123,467
                          October 31, 2006                    159,919
                          October 31, 2007                    161,800
                          October 31, 2008                     10,113
                                                             --------

                                   Total                     $455,299
                                                             ========

              Pursuant to the employment agreements, the Company granted options to purchase 220,000 shares of its common stock with exercise prices ranging from $.50 - $1.00 as additional compensation for services to be rendered under such contracts.

              The employees have each agreed not to compete with the business to be conducted by the Subsidiary for a specified period ranging from six months to 12 months once their employment with the Subsidiary has terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

The accounting policies and estimates used as of July 31, 2004, as outlined in our previously filed Form 10-KSB, have been applied consistently for the three months ended October 31, 2004.

THREE MONTHS ENDED OCTOBER 31, 2004 AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2003.

                                      Three Months
                                      Ended October 31,
                                      ------------------------
                                        2004          2003      $ Change
                                      --------     -----------  ----------
Revenues                              $  72,227    $  46,373    $  25,854
                                      ---------    ---------    ---------
Operating expenses:
         Cost of revenues                38,443       81,090      (42,647)
         Selling expenses                 2,151        2,851         (700)
         General and administrative
          expenses                      249,425      464,682     (215,257)
                                      ---------    ---------    ---------
                  Totals                290,019      548,623     (258,604)
                                      ---------    ---------    ---------
Loss from operations                   (217,792)    (502,250)     284,458

Other income (expense):
         Interest income                    691          587          104
         Interest expense                             (9,000)      (9,000)
                                      ---------    ---------    ---------

Net loss                              $(217,101)   $(510,663)   $ 293,562
                                      =========    =========    =========

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. The increase in subscription revenues during the three months ended October 31, 2004 was due primarily to an increase in the number of customer subscriptions. Revenues from strategic affiliates included in total revenues increased to $42,269 during the three months ended October 31, 2004 from $25,504 for the three months ended October 31, 2003.

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

During the three months ended October 31, 2004, consulting fees were approximately $31,000 as compared to approximately $69,000 for the three months ended October 31, 2003. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $15,000 and $62,000 for the three months ended October 31, 2004 and 2003, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to our efforts to better contain costs and the decrease in executive salaries of $34,615 resulting from the resignation of an officer last year.

LIQUIDITY AND CAPITAL RESOURCES.

We only generated revenues of approximately $72,000 and $46,000 and we incurred net losses of approximately $217,000 and $511,000 and cash flow deficiencies from operating activities of approximately $164,000 and $312,000 for the three months ended October 31, 2004 and 2003, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least October 31, 2005 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

As further explained below, we entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, we are able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. The equity line was renewed in July 2004 and expires in August 2006. As of October 31, 2004, we had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at our discretion, the purchases are subject to certain conditions and the ability of the investment partnership to fund the purchases.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our agreement with the investment partnership or through other financing agreements to enable us to continue as a going concern through at least October 31, 2005. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $222,000 as of October 31, 2004 results primarily from sales of shares of our common stock pursuant to an equity line agreement and a private placement completed during the prior year.

On April 9, 2002, we entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available to us on August 28, 2002, and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before we can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Pink Sheets or on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, we may not be able to force it to do so. We issued 10,000 shares of our common stock to a placement agent as of the effective date as consideration for their services in connection with the Equity Line Agreement.

During the three months ended October 31, 2004, no put options were exercised. As of October 31, 2004, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006.

During the three months ended October 31, 2004, we used cash of approximately $164,000 in our operations which was used to primarily fund our net loss.

On November 24, 2004, JAG Media entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom ("Seller") and TComm (UK) Limited, a wholly-owned subsidiary ("Subsidiary") of the Company organized in the United Kingdom.

The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, Subsidiary purchased from Seller all of the assets of Seller, and, effectively, the United Kingdom-based software business it was developing that specialized in streaming video solutions. Such business is a development stage business that to date has not generated any significant revenues. The acquisition will be accounted for by the Company as a purchase.

The product line purchase from the Seller includes: (1) TComm TV, which delivers live video/audio streams and on-demand video/audio clips to various java-based and Symbian-based mobile phones; (2) CCMTV, which is currently under development and will consist of software programs that are intended to enable mobile closed-circuit TV devices to send real-time video streams to a central point where they can be viewed by one or more persons; (3) Eye Contact, which is a network-based internal communications system for business that enables employees to communicate securely face-to-face from their own desks; and (4) TComm Messenger, which is a network-based instant video messaging platform that allows employees of an organization to communicate securely in real-time within their offices and from remote locations.

The purchase price paid to Seller for the assets consisted of (i) 250,000 shares (the "Shares") of the Company's common stock, having a value based on the closing price of the Company's common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the assumption of approximately $19,000 of liabilities. In addition, Seller has agreed not to compete with the business to be conducted by the Subsidiary for a period of two years from the closing date of the transaction. The Sale Agreement also contains customary representations and warranties. Seller has agreed to indemnify the Subsidiary for damages resulting from a breach of its warranties but only if the damages exceed (pound)10,000.

Seller has entered into a lockup agreement with the Company pursuant to which it has agreed not to sell or otherwise transfer the shares of the Company it acquired for a period of one year.

In connection with entering into the Sale Agreement, the Subsidiary entered into employment agreements on November 24, 2004 with 4 individuals, all of whom were previously employed by Seller. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, the Company's obligations for cash payments under the employment agreements subsequent to July 31, 2004 will total $455,299 as follows:

                Year ended                            Amount
                ----------                            ------
              October 31, 2005                       $123,467
              October 31, 2006                        159,919
              October 31, 2007                        161,800
              October 31, 2008                         10,113
                                                      -------

                     Total                           $455,299
                                                     ========

Pursuant to the employment agreements, the Company granted options to purchase 220,000 shares of its common stock with exercise prices ranging from $.50 - $1.00 as additional compensation for services to be rendered under such contracts.

The employees have each agreed not to compete with the business to be conducted by the Subsidiary for a specified period ranging from six months to 12 months once their employment with the Subsidiary has terminated.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of April 30, 2004 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended October 31, 2004 and 2003 or that they will have a significant effect at the time they become effective.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended October 31, 2004, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Change in Internal Control over Financial Reporting:

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 20, 2002, JAG Media Holdings, Inc. and its then President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in the United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action proceeded in the federal district court. The discovery process was begun. On October 1, 2003, the Court denied various motions to dismiss made on behalf of the defendants. However, in its ruling, the Court indicated that all motions to dismiss could have been granted in light of the defective pleadings made by plaintiffs and allowed plaintiffs 20 days to file an amended complaint to comply with certain pleading requirements of the Court. Plaintiffs filed an amended complaint within the required period. Discovery was stayed while the motions to dismiss were pending.

After plaintiffs filed their third amended complaint, 78 out of a total of approximately 150 defendants again filed a motion to dismiss the lawsuit. On September 6, 2004, the Court entered an order granting the moving defendants' motion to dismiss the lawsuit, again citing various deficiencies in the pleadings. The Court did not grant the plaintiffs leave to replead.

On December 3, 2004, the Company announced that it assigned its legal retainer agreement in connection with the lawsuit to a legal consortium consisting of various law firms and other consultants throughout the country, which also includes its prior counsel.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended October 31, 2004, no put options were exercised under our Equity Line Purchase Agreement, dated as of April 9, 2002. As of October 31, 2004, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006.

As disclosed in the Company's Form 8-K filed on December 1, 2004, we entered into a Sale Agreement on November 24, 2004 whereby TComm (UK) Limited, a wholly-owned subsidiary of the Company, purchased all of TComm Limited's assets for a purchase price of (i) 250,000 shares of the Company's common stock, having a value based on the closing price of the Company's common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the assumption of approximately $19,000 of liabilities. The issuance of such securities was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) and Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

10.44 Business Sale Agreement, dated November 24, 2004, among the Registrant, TComm Limited and Tcomm (UK) Limited.

10.45 Employment Agreement, dated November 24, 2004, by and between the Registrant and Stuart McLean.

10.46 Employment Agreement, dated November 24, 2004, by and between the Registrant and Joanne McLean.

10.47 Employment Agreement, dated November 24, 2004, by and between the Registrant and Craig Hardcastle.

10.48 Employment Agreement, dated November 24, 2004, by and between the Registrant and Ian Hardcastle.

10.49 Lock Up Agreement, dated November 24, 2004, by and between the Registrant and Video Codec Consultants Limited (formerly TComm Limited).

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended October 31, 2004:

o Current Report on Form 8-K filed with the SEC on October 5, 2004, disclosing the status of a legal proceeding in the United States District Court for the Southern District of Texas.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JAG MEDIA HOLDINGS, INC.

Date: December 20, 2004                  By: /s/ Thomas J. Mazzarisi
                                            ------------------------
                                            Name:  Thomas J. Mazzarisi
                                            Title: Chairman of the Board
                                            and Chief Executive Officer


Date: December 20, 2004                  By: /s/ Stephen J. Schoepfer
                                            -------------------------
                                            Name:  Stephen J. Schoepfer
                                            Title: President, Chief Financial
                                            Officer, Chief Operating Officer
                                            and Secretary

                                  EXHIBIT INDEX

10.44 Business Sale Agreement, dated November 24, 2004, among the Registrant, TComm Limited and Tcomm (UK) Limited.

10.45 Employment Agreement, dated November 24, 2004, by and between the Registrant and Stuart McLean.

10.46 Employment Agreement, dated November 24, 2004, by and between the Registrant and Joanne McLean.

10.47 Employment Agreement, dated November 24, 2004, by and between the Registrant and Craig Hardcastle.

10.48 Employment Agreement, dated November 24, 2004, by and between the Registrant and Ian Hardcastle.

10.49 Lock Up Agreement, dated November 24, 2004, by and between the Registrant and Video Codec Consultants Limited (formerly TComm Limited).

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.