Form 10QSB
period 2005-01-31
JAG MEDIA HOLDINGS INC
filed 2005-03-22
CIK 1089029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005.

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

                                 (866) 300-7410
                (Issuer's Telephone Number, Including Area Code)

                                   -----------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No __

As of March 18, 2005, the Registrant had 44,748,279 shares of Common Stock, 376,601 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

Condensed Consolidated Balance Sheet at January 31, 2005 (Unaudited)       F-2

Condensed Consolidated Statements of Operations
Six and Three Months Ended January 31, 2005 and 2004 (Unaudited)           F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
(Deficiency) Six Months Ended January 31, 2005 (Unaudited)                 F-4

Condensed Consolidated Statements of Cash Flows
Six Months Ended January 31, 2005 and 2004 (Unaudited)                     F-5

Notes to Condensed Consolidated Financial Statements                      F-6/14


                                      * * *

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2005
                                   (UNAUDITED)


                                     Assets
Current assets:
    Cash and cash equivalents                                                    $    57,221
    Accounts receivable, net of allowance for doubtful accounts
        of $7,500                                                                     21,580
    Other current assets                                                              49,259
                                                                                 -----------
           Total current assets                                                      128,060

Equipment, net of accumulated depreciation of $83,977                                 41,100
                                                                                 -----------

           Total                                                                 $   169,160
                                                                                 ===========

                    Liabilities and Stockholders' Deficiency
Current liabilities:
    Accounts payable and accrued expenses                                        $   531,519
    Deferred revenues                                                                 42,518
                                                                                 -----------

           Total liabilities                                                         574,037
                                                                                 -----------

Mandatorily reedemable Class B common stock; par value $.00001 per share:
          400,000 shares designated as Series 2; 380,829 shares issued and
          outstanding                                                                      4
                                                                                 -----------

           40,000 shares designated as Series 3; 21,500 shares issued and
           outstanding                                                                    --
                                                                                 -----------
Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share;
        50,000,000 shares authorized, none issued
    Common stock; par value $.00001 per share;
        250,000,000 shares authorized; 44,497,799 shares
        issued and outstanding                                                           445
    Additional paid-in capital                                                    43,657,789
    Unearned compensation                                                            (39,188)
    Accumulated deficit                                                          (44,023,927)
                                                                                  ----------

        Total stockholders' deficiency                                               404,881
                                                                                  ----------

           Total                                                                  $  169,160
                                                                                  ==========

See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


                                                             Six Months                             Three Months
                                                          Ended January 31,                       Ended January 31,
                                                    ----------------------------           -----------------------------
                                                        2005            2004                  2005                2004
                                                    ------------    ------------           -----------        -----------

Revenues                                            $    117,688    $    120,936           $    45,461        $    74,563
                                                    ------------    ------------           -----------        -----------

Operating expenses:
    Cost of revenues                                      79,873         135,350                41,430             54,260
    Selling expenses                                      16,247           5,327                14,096              2,476
    General and administrative
        expenses                                         851,589         746,417               602,164            281,735
                                                    ------------    ------------           -----------        -----------

Totals                                                   947,709         887,094               657,690            338,471
                                                    ------------    ------------           -----------        -----------

Loss from operations                                    (830,021)       (766,158)             (612,229)          (263,908)

Other income (expense):
    Writeoff of goodwill                                 (50,392)                              (50,392)
    Interest income                                          981             713                   290                126
    Interest expense                                                     (18,000)                                  (9,000)
                                                    ------------    ------------           -----------        -----------


Net loss                                            $   (879,432)   $   (783,445)          $  (662,331)       $  (272,782)
                                                    ============    ============           ===========        ===========


Basic net loss per share                            $       (.02)   $       (.02)          $      (.01)       $      (.01)
                                                    ============    ============           ===========        ===========


Basic weighted average
common shares outstanding                             44,319,470      41,643,418            44,403,641         41,680,972
                                                    ============    ============           ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)
                        SIX MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------------------
                                                 Common Stock
                                         ------------------------
                                            Number of               Additional Paid-in      Unearned      Accumulated
                                             Shares       Amount         Capital          Compensation      Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 2004                   44,235,299       $442        $43,570,992          $(24,265)     $(43,144,495)   $ 402,674

Effect of issuance of stock options
in exchange for services                                                    41,800           (41,800)

Amortization of unearned compensation                                                         26,877                         26,877

Effect of issuance of common stock
in exchange for services                     12,500                          2,500                                            2,500

Effect of issuance of common stock
for purchase of business                    250,000          3              42,497                                           42,500

Net loss                                                                                                     (879,432)     (879,432)
                                         ----------       ----         -----------          --------     ------------     ---------
Balance, January 31, 2005                44,497,799       $445         $43,657,789          $(39,188)    $(44,023,927)    $(404,881)
                                         ==========       ====         ===========          =========    =============    =========
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                           2005            2004
                                                                       ------------    -----------
Operating activities:
    Net loss                                                             $(879,432)     $(783,445)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                         8,329          8,679
        Amortization of unearned compensation                               26,877        153,405
        Writeoff of goodwill                                                50,392              0
        Effects of issuance of common stock and stock options
           in exchange for services                                          2,500        183,000
        Changes in operating assets and liabilities:
        Accounts receivable                                                 (9,340)       (17,359)
        Other current assets                                                24,305          7,500
        Accounts payable and accrued expenses                              466,510        (15,890)
        Deferred revenues                                                    3,025          7,953
                                                                        ----------     ----------
               Net cash used in operating activities                      (306,834)      (456,157)
                                                                        ----------     ----------

Investing activities:
    Office equipment purchases                                              (3,016)             0
    Cash paid for business acquisition                                     (19,212)             0
                                                                        ----------     ----------

               Net cash used in investing activities                       (22,228)             0
                                                                        ----------     ----------

Financing activities:
    Net proceeds from private placements of common stock                                  164,000
                                                                                       ----------



Net decrease in cash and cash equivalents                                 (329,062)      (292,157)
Cash and cash equivalents, beginning of period                             386,283        423,217
                                                                        ----------     ----------

Cash and cash equivalents, end of period                                $   57,221      $ 131,060
                                                                        ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1  -  Basis of presentation:
           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and subsidiaries as of January 31, 2005, and their results of operations for the six and three months ended January 31, 2005 and 2004, changes in stockholders' equity (deficiency) for the six months ended January 31, 2005 and cash flows for the six months ended January 31, 2005 and 2004. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2004 and for the years ended July 31, 2004 and 2003 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2004 that was previously filed with the SEC.

           The results of the Company's operations for the six months ended January 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2005.

           As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generates revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. As a result of an acquisition on November 24, 2004 (see Note 2), the Company is also in the business of developing software focused on streaming video solutions.

           The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $118,000 and $121,000, and it incurred net losses of approximately $879,000 and $783,000 and cash flow deficiencies from operating activities of approximately $307,000 and $456,000 for the six months ended January 31, 2005 and 2004, respectively. In addition, as of January 31, 2005, the Company only had cash and cash equivalents available of $57,000 and a working capital deficiency of $446,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1  -  Basis of presentation (continued):
           Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least January 31, 2006 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

           As further explained in Note 5 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. This equity line was renewed in July 2004 and expires in August 2006. As of January 31, 2005 and March 18, 2005, the Company had received gross proceeds of $4,035,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 5 herein and the ability of the investment partnership to fund the purchases. Also as explained in Note 5 herein, on January 25, 2005, the Company entered into a Promissory Note agreement with the investment partnership pursuant to which the Company agreed to borrow $2,000,000 from the investment partnership. The $2,000,000 loan was funded on February 2, 2005.

           Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its equity line agreement with the investment partnership prior to its expiration in August 2006 or through other financing agreements to enable it to continue as a going concern through at least January 2006. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

Note 2  -  Acquisition:
           On November 24, 2004, the Company entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom (the "Seller"), and TComm (UK) Limited, a company organized in the United Kingdom and a wholly-owned subsidiary of the Company.

           The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, TComm (UK) Limited purchased the Seller's software development business which is focused on streaming video solutions and all of the assets of Seller related to that business. The business acquired had not generated any significant revenues as of the date of acquisition or through January 31, 2005 and, accordingly, it is in the development state.

           The acquired product lines the Company intends to continue to develop include: (1) TComm TV, which delivers live video/audio streams and on-demand video/audio clips to various java-based and Symbian-based mobile phones; (2) CCMTV, which is currently under development and will consist of software programs that are intended to enable mobile closed-circuit TV devices to send real-time video streams to a central point where they can be viewed by one or more persons; (3) Eye Contact, which is a network-based internal communications system for business that enables employees to communicate securely face-to-face from their own desks; and (4) TComm Messenger, which is a network-based instant video messaging platform that allows employees of an organization to communicate securely in real-time within their offices and from remote locations.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 2  -  Acquisition (continued):
           The purchase price paid to Seller for the assets consisted of (i) 250,000 shares (the "Shares") of the Company's common stock, having a value based on the closing price of the Company's common stock on the day prior to the acquisition equal to approximately $42,500 and (ii) the payment of approximately $19,000 in cash. The purchase price was allocated to the fair value of assets as follows:

           --------------------------------- -----------------------------------
           Equipment                         $ 11,000
           ---------------------------------         ---------------------------
           Other Assets                           100
           ---------------------------------         ---------------------------
           Goodwill                            50,400
           --------------------------------- -----------------------------------
           Total                             $ 61,500
                                             ========
           --------------------------------- -----------------------------------

           As of January 31, 2005 the management tested the goodwill for impairment and concluded that it had been impaired. Therefore, the Company has recognized a charge of $50,400 for the write-off of goodwill in the three months ended January 31, 2005.

           In addition, the Seller has agreed not to compete with the business conducted by TComm (UK) Limited for a period of two years from the closing date of the transaction. The Sale Agreement also contains customary representations and warranties. The Seller has agreed to indemnify TComm (UK) Limited for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000. The Seller has entered into a lockup agreement with the Company pursuant to which it has agreed not to sell or otherwise transfer the Shares for a period of one year.


           TComm (UK) Limited had no revenues for the six and three months ended January 31, 2005 and 2004.

           Unaudited pro forma results of operations for six months ended January 31, 2005 and 2004 assuming the Company had acquired the business and the related assets from the Seller as of the beginning of the six months ended January 31, 2004 have not been presented because such information would not differ materially from the historical results of operations for such periods.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 2  -  Acquisition (continued):
           In connection with entering into the Sale Agreement, TComm (UK) Limited entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by Seller. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, the Company's obligations for cash payments under the employment agreements subsequent to January 31, 2005 will total $436,036 as follows:

                      Year ending                            Amount
                      -----------                           --------
                    January 31, 2006                        $138,424
                    January 31, 2007                         162,334
                    January 31, 2008                         135,278
                                                            --------

                             Total                          $436,036
                                                            ========

Note 3  -  Net earnings (loss) per share:
           The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares during each period (see Notes 1, 2 and 5 to the Audited Financial Statements). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

           As of January 31, 2005, there were options and warrants outstanding for the purchase of a total of 3,805,000 shares of common stock (see
           Note 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the six and three months ended January 31, 2005 and 2004 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

Note 4  -  Income taxes:
           As of January 31, 2005, the Company had net operating loss carryforwards of approximately $26,405,000 available to reduce future Federal taxable income which will expire from 2019 through 2024. In addition, the Company had state net operating loss carryforwards of approximately $21,640,000 available to reduce future state taxable income which will expire from 2006 through 2009.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4  -  Income taxes: (continued):
           As of January 31, 2005, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

                    Deferred revenues, net                     $     14,000
                    Unearned compensation                         1,821,000
                    Net operating loss carryforwards             10,263,000
                                                               ------------
                                                                 12,098,000
                    Less valuation allowance                    (12,098,000)
                                                               ------------

                        Total                                  $          -
                                                               ============

           Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2005.

           The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2004. As a result of the increases in the valuation allowance of $307,000 and $239,000 during the six and three months ended January 31, 2005, respectively, and the decreases in the valuation allowance of $252,000 and $82,000 during the six and three months ended January 31, 2004, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 5  -  Issuances of common stock and stock options:
           Equity financing agreement:
           As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the "2002 Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The 2002 Equity Line became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 5  -  Issuances of common stock and stock options:
           Equity financing agreement: (continued):
           The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Pink Sheets or on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the 2002 Equity Line is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

           During the six months ended January 31, 2005 no put options were exercised. As of January 31, 2005, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006, before taking into account any puts related to the Promissory Note described below. The $5,965,000 of availability will be reduced to the extent the Promissory Note and interest thereunder is repaid out of the net proceeds received by the Company upon delivery of put notices under the 2002 Equity Line Agreement.

           On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the 2002 Equity Line Agreement or (ii) in full by the Company within 663 calendar days of January 25, 2005 regardless of the availability of proceeds under the 2002 Equity Line Agreement, unless an extension is mutually agreed to by the parties in writing. As of January 31, 2005, $4,035,000 of the Company's 2002 Equity Line with Cornell Capital had been utilized.

           Pursuant to the Promissory Note, the Company has agreed to deposit in escrow 35 put notices under the 2002 Equity Line Agreement in an amount not less than $60,000 each and one request for a put under the 2002 Equity Line Agreement in an amount not less than $181,017. Under the terms of the Promissory Note, the put notices held in escrow will be released every 14 days commencing August 5, 2005. The Company has also agreed to reserve out of its authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell Capital under the 2002 Equity Line upon delivery of put notices by the Company. The Company has agreed to pay to Cornell Capital a fee of $100,000 in connection with this transaction and has also agreed to pay a $5,000 documentation fee, both of which were paid subsequent to January 31, 2005.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 5  -  Issuances of common stock and stock options: Equity financing agreement: (continued):
           The Company has the option to repay the amounts due under the Promissory Note and to withdraw any put notices yet to be effected provided that each repayment is in amount not less than $25,000. In addition, the Company has the right to accelerate the delivery of one or more put notices and to select the specific put notice to be so accelerated. If the Promissory Note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest at a rate of 14% per year or the highest permitted by applicable law, if lower.

           Upon an event of default (as defined in the Promissory Note), the entire principal balance and accrued interest of the Promissory Note, and all other obligations of the Company under the Promissory Note, would become immediately due and payable without any action on the part of Cornell Capital.

           Shares issued to consultants:

           During the six months ended January 31, 2005, the Company issued a total of 12,500 shares of its common stock with an aggregate fair value of $2,500 to pay for consulting services.

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

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 5  -  Issuances of common stock and stock options: Equity financing agreement: (continued):
           As of August 1, 2004, the Company had 3,585,000 shares of common stock that were subject to outstanding options and warrants issued to employees and nonemployees as compensation for services. During the six months ended January 31, 2005, the Company granted options to purchase 220,000 shares of stock to employees of TComm (UK) Limited (see Note 2). These options and warrants had exercise prices ranging from $.02 to $6.00 and will expire at various dates from July 2005 through February 2015 and a fair value of $41,800. No warrants were issued, and no options or warrants were canceled or exercised during the six months ended January 31, 2005.

           The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense. These options and warrants also include options for the purchase of 1,970,000 shares of, effectively, common stock granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants, and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

Note 6  -  Legal proceedings:
           The Company is involved in various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's consolidated financial statements in subsequent years.

           On March 4, 2004, the Company settled a dispute with a consultant in connection with his performance of various investment banking services for the Company. The claim, which arose prior to January 31, 2005, was settled for $175,000, of which $100,000 was paid in cash and the balance was paid by issuing 250,000 shares of common stock with an aggregate fair value of $75,000. The settlement has been included in operations and as a liability as of and for the six and three months ended January 31, 2005.


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

The accounting policies and estimates used as of July 31, 2004, as outlined in our previously filed Form 10-KSB, have been applied consistently for the six months ended January 31, 2005.

Six months ended January 31, 2005 as compared to six months ended January 31, 2004:

                                         Six Months
                                      Ended January 31,
                                    2005             2004           $ Change
                                 ----------        ---------        ---------


Revenues                         $  117,688        $ 120,936        $  (3,248)
                                 ----------        ---------        ---------
Operating expenses:
  Cost of revenues                   79,873          135,350           55,477

Selling expenses                     16,247            5,327          (10,920)
General and administrative
  expenses                          851,589          746,417         (105,172)
                                 ----------        ---------        ---------
    Totals                          947,709          887,094          (60,615)
                                 ----------        ---------        ---------
Loss from operations               (830,021)        (766,158)         (63,863)

Other income (expense):
  Writeoff of goodwill              (50,392)               0           50,392
  Interest income                       981              713             (268)
  Interest expense                                   (18,000)         (18,000)
                                 ----------        ---------        ---------

Net loss                         $ (879,432)       $(783,445)       $  95,987
                                 ==========        =========        =========

Revenues:

Revenues primarily consist of subscription revenues, from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes", which revenues include payments from strategic alliance partners who sell our product together with their products. JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Until May 1999, JAGNotes was faxed to a limited audience of financial professionals at an average monthly charge of $150. During the year ended July 31, 1999, we began the process of changing our focus to also include the retail investor by providing a variety of investment information including but not limited to JAGNotes through our web site. The decrease in subscription revenues during the six months ended January 31, 2005 was due primarily to the lack of advertising and customer awareness.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site.

During the six months ended January 31, 2005, consulting fees were approximately $63,000 as compared to approximately $123,000 for the six months ended January 31, 2004. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares of approximately $24,000 and $135,000 for the six months ended January 31, 2005 and 2004, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling and General and Administrative expenses:

Selling and general and administrative expenses consist primarily of advertising and other promotional expenses, compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. Our efforts to better contain costs were offset by increases in expenses due to the cost of the Company's settlement of a dispute for investment banking services, the acquisition of TComm (UK) Limited, increased personnel at TComm (UK) Limited and the Company's head office, and increased legal and regulatory costs.

                                       Three Months
                                     Ended January 31,
                                  2005               2004          $ Change
                               ---------         ----------       ---------

Revenues                       $  45,461        $   74,563        $ (29,102)
                               ---------        ----------        ---------
Operating expenses:

  Cost of revenues                41,430            54,260           12,830

Selling expenses                  14,096             2,476          (11,620)

General and administrative
  expenses                       602,164           281,735         (320,429)
                               ---------        ----------        ---------
    Totals                       657,690           338,471         (319,219)
                               ---------        ----------        ---------
Loss from operations            (612,229)         (263,908)         348,321

Other income (expense):
  Writeoff of goodwill           (50,392)                            50,392
  Interest income                    290               126              164
  Interest expense                     0            (9,000)          (9,000)
                              ----------        ----------        ---------

Net loss                       $(662,331)        ($272,782)         389,549
                              ==========        ==========

Cost of revenues:

During the three months ended January 31, 2005, consulting fees were approximately $32,000 as compared to approximately $49,000 for the three months ended January 31, 2004. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options and warrants of approximately $ 10,000 and $46,000 for the three months ended January 31, 2005 and 2004, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling and general and administrative expenses:

Selling and general and administrative expenses for the three months ended January 31, 2005 versus January 31, 2004 increased due to the cost of the Company's settlement of a dispute for investment banking services, the acquisition of TComm (UK) Limited, increased personnel at TComm (UK) Limited and the Company's head office, and increased legal and regulatory costs.

LIQUIDITY AND CAPITAL RESOURCES:

We only generated revenues of approximately $118,000 and $121,000 and we incurred net losses of approximately $879,000 and $783,000 and cash flow deficiencies from operating activities of approximately $307,000 and $456,000 for the six months ended January 31, 2005 and 2004, respectively. In addition, at January 31, 2005, we had cash and cash equivalents of $57,000 and a working capital deficiency of $446,000. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least January 31, 2006 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

As further explained below, we entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, we are able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. The equity line was renewed in July 2004 and expires in August 2006. As of January 31, 2005 and March 18, 2005, we had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at our discretion, the purchases are subject to certain conditions and the ability of the investment partnership to fund the purchases.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our agreement with the investment partnership or through other financing agreements to enable us to continue as a going concern through at least January 31, 2006. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $57,000 as of January 31, 2005 results primarily from sales of shares of our common stock pursuant to an equity line agreement and a private placement completed during the prior year.

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

During the six months ended January 31, 2005, no put options were exercised. As of January 31, 2005, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006, before taking into account any puts related to the Promissory Note described below.

On January 25, 2005, the Company entered into a Promissory Note. As further discussed in Note 5, the Promissory Note was funded on February 2, 2005. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension is mutually agreed to by the parties in writing. As of January 31, 2005, $4,035,000 of the Company's existing equity line with Cornell Capital had been utilized.

Pursuant to the Promissory Note, the Company has agreed to deposit in escrow 35 put notices under the Equity Line Agreement in an amount not less than $60,000 each and one request for a put under the Equity Line Agreement in an amount not less than $181,017. Under the terms of the Promissory Note, the put notices held in escrow will be released every 14 days commencing August 5, 2005. The Company has also agreed to reserve out of its authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell Capital under the Equity Line Purchase Agreement upon delivery of put notices by the Company. We have agreed to pay to Cornell Capital a fee of $100,000 in connection with this transaction and we have also agreed to pay a $5,000 documentation fee both of which were paid subsequent to January 31, 2005.

The Company has the option to repay the amounts due under the Promissory Note and to withdraw any put notices yet to be effected provided that each repayment is in an amount not less than $25,000. In addition, the Company has the right to accelerate the delivery of one or more put notices and to select the specific put notice to be so accelerated. If the Promissory Note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest at a rate of 14% per year or the highest permitted by applicable law, if lower.

Upon an event of default (as defined in the Promissory Note), the entire principal balance and accrued interest of the Promissory Note, and all other obligations of the Company under the Promissory Note, would become immediately due and payable without any action on the part of Cornell Capital.

During the six months ended January 31, 2005, we used cash of approximately $307,000 in our operations primarily to fund our net loss.

On November 24, 2004, we entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom (the "Seller"), and TComm (UK) Limited, a company organized in the United Kingdom and a wholly-owned subsidiary of the Company.

The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, TComm (UK) Limited purchased the Seller's software business development focused on streaming video solutions and all of the assets of Seller related to that business. The business acquired had not generated any significant revenues as of the date of acquisition or through January 31, 2005 and, accordingly, it is in the development stage.


The acquired Seller's product lines the Company intends to continue to develop include: (1) TComm TV, which delivers live video/audio streams and on-demand video/audio clips to various java-based and Symbian-based mobile phones; (2) CCMTV, which is currently under development and will consist of software programs that are intended to enable mobile closed-circuit TV devices to send real-time video streams to a central point where they can be viewed by one or more persons; (3) Eye Contact, which is a network-based internal communications system for business that enables employees to communicate securely face-to-face from their own desks; and (4) TComm Messenger, which is a network-based instant video messaging platform that allows employees of an organization to communicate securely in real-time within their offices and from remote locations.

The purchase price paid to Seller for the assets consisted of (i) 250,000 shares (the "Shares") of the Company's common stock, having a value based on the closing price of the Company's common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,000 in cash. In addition, Seller has agreed not to compete with the business conducted by TComm (UK) Limited for a period of two years from the closing date of the transaction. The Sale Agreement also contains customary representations and warranties. Seller has agreed to indemnify TComm
(UK) Limited for damages resulting from a breach of its warranties but only if the damages exceed approximately $20,000.

Seller has entered into a lockup agreement with the Company pursuant to which it has agreed not to sell or otherwise transfer the Shares for a period of one year.

In connection with entering into the Sale Agreement, TComm (UK) Limited entered into employment agreements on November 24, 2004 with 4 individuals, all of whom were previously employed by the Seller. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, the Company's obligations for cash payments under the employment agreements subsequent to January 31, 2005 will total $436,036 as follows:

                Year ending                         Amount
                -----------                         ------
                January 31, 2006                   $138,424
                January 31, 2007                    162,334
                January 31, 2008                    135,278
                                                   --------

                     Total                         $436,036
                                                   ========

Pursuant to the employment agreements, the Company granted options to purchase 220,000 shares of common stock with exercise prices ranging from $.50 - $1.00 as additional compensation for services to be rendered under such contracts. The aggregate estimated fair value of the options at the date of issuance of $41,800 will be recognized over the term of the employment agreements.

The employees have each agreed not to compete with the business conducted by TComm (UK) Limited for a specified period ranging from six months to 12 months once their employment with TComm (UK) Limited has terminated.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of January 31, 2005 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended January 31, 2005 and 2004 or that they will have a significant effect at the time they become effective.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended January 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended January 31, 2005, no put options were exercised under our Equity Line Purchase Agreement, dated as of April 9, 2002. As of January 31, 2005, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006.

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

(a) Exhibits.

31.1    Section 302 Certification of Chief Executive Officer.

31.2    Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the three month period ended January 31, 2005:

o Current Report on Form 8-K filed with the SEC on December 1, 2004, disclosing the Sale Agreement entered into on November 24, 2004 among the Company, TComm (UK) Limited, a wholly-owned subsidiary of the Company, and TComm Limited, pursuant to which TComm (UK) Limited purchased all of TComm Limited's assets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 JAG MEDIA HOLDINGS, INC.

Date: March 22, 2005             By: /s/ Thomas J. Mazzarisi
                                    ------------------------
                                     Name:  Thomas J. Mazzarisi
                                     Title: Chairman of the Board
                                     and Chief Executive Officer


Date: March 22, 2005             By: /s/ Stephen J. Schoepfer
                                    -------------------------
                                     Name:   Stephen J. Schoepfer
                                     Title: President, Chief Financial Officer,
                                     Chief Operating Officer and Secretary

                                  EXHIBIT INDEX

31.1  Section 302 Certification of Chief Executive Officer.

31.2  Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.