Form 10QSB
period 2005-04-30
JAG MEDIA HOLDINGS INC
filed 2005-06-20
CIK 1089029

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005.

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

                                ----------------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No __

As of June 9, 2005, the Registrant had 44,748,799 shares of Common Stock, 376,601 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

         Condensed Consolidated Balance Sheet at
         April 30, 2005 (Unaudited)                                       F-2

         Condensed Consolidated Statements of Operations
         Nine and Three Months Ended April 30, 2005
         and 2004 (Unaudited)                                             F-3

         Condensed Consolidated Statement of
         Changes in Stockholders' Equity (Deficiency)
         Nine Months Ended April 30, 2005 (Unaudited)                     F-4

         Condensed Consolidated Statements
         of Cash Flows Nine Months Ended
         April 30, 2005 and 2004 (Unaudited)                              F-5

         Notes to Condensed Consolidated Financial Statements           F-6/14




                                      * * *

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2005
                                   (UNAUDITED)

                                     Assets
                                     ------
Current assets:
    Cash and cash equivalents                                                  $    994,783
    Accounts receivable, net of allowance for doubtful accounts
        of $6,250                                                                    28,330
    Other current assets                                                             74,181
                                                                               ------------
           Total current assets                                                   1,097,294

Equipment, net of accumulated depreciation of $89,767                                56,670
                                                                               ------------

           Total                                                               $  1,153,964
                                                                               ============

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                      $    117,266
    Deferred revenues                                                                38,447
                                                                               ------------
           Total current liabilities                                                155,713

Loan payable, net of unamortized debt discount of $86,727                         1,913,273
                                                                               ------------
           Total liabilities                                                      2,068,986
                                                                               ------------

Mandatorily reedemable Class B common stock; par value $.00001 per share:
          400,000 shares designated as Series 2; 376,601 shares
          issued and outstanding                                                          4
                                                                               ------------

           40,000 shares designated as Series 3; 21,500 shares issued and outstanding
                                                                               ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share;
        50,000,000 shares authorized, none issued
    Common stock; par value $.00001 per share;
        250,000,000 shares authorized; 44,747,799 shares
        issued and outstanding                                                          448
    Additional paid-in capital                                                   43,742,187
    Unearned compensation                                                           (44,713)
    Accumulated deficit                                                         (44,612,948)
                                                                               ------------
           Total stockholders' deficiency                                          (915,026)
                                                                               ------------

           Total                                                               $  1,153,964
                                                                               ============

See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)

                                              Nine Months                           Three Months
                                             Ended April 30,                       Ended April 30,
                                    -------------------------------       -------------------------------
                                        2005               2004               2005               2004
                                    ------------       ------------       ------------       ------------
Revenues                            $    180,651       $    177,540       $     62,963       $     56,604
                                    ------------       ------------       ------------       ------------

Operating expenses:
    Cost of revenues                     124,632            200,804             44,759             61,164
    Selling expenses                      29,915             15,111             13,668              9,784
    General and administrative
        expenses                       1,378,142          1,445,659            526,553            699,242
                                    ------------       ------------       ------------       ------------

Totals                                 1,532,689          1,661,574            584,980            770,190
                                    ------------       ------------       ------------       ------------

Loss from operations                  (1,352,038)        (1,484,034)          (522,017)          (713,586)

Other income (expense):
    Writeoff of goodwill                 (50,586)
    Interest income                        5,307              2,049              4,326              1,336
    Interest expense                     (71,136)           (23,930)           (71,136)            (5,930)
                                    ------------       ------------       ------------       ------------


Net loss                            $ (1,468,453)      $ (1,505,915)      $   (588,827)      $   (718,180)
                                    ============       ============       ============       ============


Basic net loss per share            $       (.03)      $       (.04)      $       (.01)      $       (.02)
                                    ============       ============       ============       ============


Basic weighted average
common shares outstanding             44,430,720         42,232,905         44,660,720         43,434,101
                                    ============       ============       ============       ============











See Notes to Condensed Consolidated Financial Statements.

                   JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                        NINE MONTHS ENDED APRIL 30, 2005
                                  (UNAUDITED)

                                              Common Stock
                                             ------------
                                                                   Additional
                                        Number of                   Paid-in          Unearned         Accumulated
                                          Shares       Amount       Capital        Compensation        Deficit           Total
                                       -----------    ------      -----------      -----------      --------------    -----------
Balance, August 1, 2004                 44,235,299      $442      $43,570,992         $(24,265)     $(43,144,495)     $  402,674

Effect of issuance of options
in exchange for services                                               51,200          (51,200)

Amortization of unearned compensation                                                   30,752                            30,752

Effect of issuance of common stock
for purchase of business                   250,000         3           42,497                                             42,500

Effect of issuance of common
  stock in exchange for services
  and litigation settlement                262,500         3           77,498                                             77,501

Net loss                                                                                               (1,468,453)    (1,468,453)
                                       -----------    ------      -----------      -----------      --------------    -----------
Balance, April 30, 2005                 44,747,799      $448      $43,742,187        $(44,713)       $(44,612,948)     $(915,026)
                                       ===========    ======      ===========      ===========      ==============    ===========



See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                       2005              2004
                                                                   -----------       -----------
Operating activities:
    Net loss                                                       $(1,468,453)      $(1,505,915)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                   14,068            13,018
        Amortization of unearned compensation                           30,752           180,061
        Amortization of debt discount                                   13,273
        Writeoff of goodwill                                            50,586
        Effects of issuance of common stock and stock options
           in exchange for services                                     77,501           183,000
        Changes in operating assets and liabilities:
           Accounts receivable                                         (16,090)          (18,299)
           Other current assets                                           (583)           29,465
           Accounts payable and accrued expenses                        51,744           (97,611)
           Deferred revenues                                            (1,046)            2,930
                                                                   -----------       -----------
               Net cash used in operating activities                (1,248,248)       (1,213,351)
                                                                   -----------       -----------

Investing activities:
    Equipment purchases                                                (24,040)           (7,725)
    Cash paid for business acquisition                                 (19,212)                0
                                                                   -----------       -----------

               Net cash used in investing activities                   (43,252)           (7,725)
                                                                   -----------       -----------

Financing activities:
    Proceeds from loan payable                                       2,000,000
    Costs paid in connection with loan payable                        (100,000)
    Net proceeds from private placements of common stock                               2,092,500
    Repayment of notes payable to officers                                              (400,000)
                                                                   -----------       -----------

               Net cash provided by financing activities             1,900,000         1,692,500
                                                                   -----------       -----------


Net increase in cash and cash equivalents                              608,500           471,424
Cash and cash equivalents, beginning of period                         386,283           423,217
                                                                   -----------       -----------

Cash and cash equivalents, end of period                           $   994,783       $   894,641
                                                                   ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of April 30, 2005, and their results of operations for the nine and three months ended April 30, 2005 and 2004, changes in stockholders' equity (deficiency) for the nine months ended April 30, 2005 and cash flows for the nine months ended April 30, 2005 and 2004. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2004 and for the years ended July 31, 2004 and 2003 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2004 that was previously filed with the SEC.

         The results of the Company's operations for the nine months ended April 30, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2005.

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

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $181,000 and $178,000, and it incurred net losses of approximately $1,468,000 and $1,506,000 and cash flow deficiencies from operating activities of approximately $1,248,000 and $1,213,000 for the nine months ended April 30, 2005 and 2004, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of presentation (continued):


         Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least April 30, 2006 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

         As further explained in Note 5 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares upon delivery of a put notice. The maximum aggregate purchase price under this equity line is $10,000,000. This equity line was renewed in July 2004 and expires in August 2006. As of April 30, 2005 and June 1, 2005, the Company had received gross proceeds of $4,035,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 5 herein and the ability of the investment partnership to fund the purchases. Also as explained in Note 5 herein, on January 25, 2005, the Company entered into a Promissory Note agreement with the investment partnership pursuant to which the Company agreed to borrow $2,000,000 from the investment partnership. The $2,000,000 loan was funded on February 2, 2005. Pursuant to the Promissory Note, the Company has deposited 35 put notices under the above agreement for puts in the amount of $60,000 each and one in the amount of $181,017 into escrow which will be released every 14 days beginning August 5, 2005 and enable the Company to repay the loan through the sale of common shares to the investment partnership.

         Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its equity line agreement with the investment partnership prior to its expiration in August 2006 or through other financing agreements to enable it to continue as a going concern through at least April 30, 2006. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

Note 2 - Acquisition:

         On November 24, 2004, the Company entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom ("Seller"), and TComm (UK) Limited, a company organized in the United Kingdom and a wholly-owned subsidiary of the Company.

         The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, TComm (UK) Limited purchased the Seller's software development business which is focused on streaming video solutions and all of the assets of the Seller related to that business. The business acquired had not generated any significant revenue as of the date of the acquisition or through April 30, 2005.

                   JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 2 - Acquisition (continued):

         The acquired product lines the Company intends to continue to develop include: (1) TComm TV, which delivers live video/audio streams and on-demand video/audio clips to various java-based and Symbian-based mobile phones and (2) CCMTV, which is currently under development and will consist of software programs (and related hardware) that are intended to enable mobile closed-circuit TV devices to send real-time video streams from the field to a central point where they can be viewed by one or more persons. Because the acquired product lines are still under development, it is difficult for the Company to estimate the amount of resources that will be required to complete the development of these product lines. The Company believes, however, that existing cash resources will be sufficient to begin the launch and marketing of these product lines in the United States.

         The purchase price paid to Seller for the assets consisted of (i) 250,000 shares (the "Shares") of the Company's common stock, having a value based on the closing price of the Company's common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,200 in cash. The purchase price was allocated to the fair value of assets as follows:

         Equipment                                 $11,000
         Other Assets                                  100
         Goodwill                                   50,600
                                                   -------
         Total                                     $61,700
                                                   =======

         As of January 31, 2005 the management tested the goodwill for impairment and concluded that it had been impaired. Therefore, the Company has recognized a charge of $50,600 for the write-off of goodwill in the nine months ended April 30, 2005.

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

         TComm (UK) Limited had no revenues for the nine and three months ended April 30, 2005.

         Unaudited pro forma results of operations for nine months ended April 30, 2005 and 2004 assuming the Company had acquired the business and the related assets from the Seller as of the beginning of the nine months ended April 30, 2004 have not been presented because such information would not differ materially from the historical results of operations for such periods.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - Acquisition (concluded):

         In connection with entering into the Sale Agreement, TComm (UK) Limited entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by the Seller. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, the Company's obligations for cash payments under the employment agreements subsequent to April 30, 2005 will total $391,876 as follows:

                      Year ending                 Amount
                      -----------                 ------
                April 30, 2006                   $149,377
                April 30, 2007                    163,997
                April 30, 2008                     78,502
                                                 --------

                         Total                   $391,876
                                                 ========

Note 3 - Net earnings (loss) per share:

         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period (see Notes 1, 2 and 5 to the Audited Financial Statements). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

         As of April 30, 2005, there were options and warrants outstanding for the purchase of a total of 3,845,000 shares of common stock (see Note 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the nine and three months ended April 30, 2005 and 2004 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - Income taxes:

         As of April 30, 2005, the Company had net operating loss carryforwards of approximately $26,992,000 available to reduce future Federal taxable income which will expire from 2019 through 2024. In addition, the Company had state net operating loss carryforwards of approximately $21,640,000 available to reduce future state taxable income which will expire from 2006 through 2009.

         As of April 30, 2005, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

            Deferred revenues, net                              $13,000
            Unearned compensation                             1,825,000
            Net operating loss carryforwards                 10,463,000
                                                           ------------
                                                             12,301,000
            Less valuation allowance                        (12,301,000)
                                                           ------------

                Total                                      $         --
                                                           ============

         Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2005.

         The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2004. As a result of the increases in the valuation allowance of $510,000 and $203,000 during the nine and three months ended April 30, 2005, respectively, and the decreases in the valuation allowance of $497,000 and $246,000 during the nine and three months ended April 30, 2004, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 5 - Issuances of common stock and stock options:

         Equity line agreement:

         As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the "Equity Line") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5 - Issuances of common stock and stock options (continued):
         Equity line agreement (continued):

         The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the Equity Line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

         During the nine months ended April 30, 2005 no put options were exercised. As of April 30, 2005, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the Equity Line at an aggregate purchase price of $5,965,000 through August 28, 2006, before taking into account any puts related to the Promissory Note described below. The $5,965,000 of availability will be reduced to the extent the Promissory Note and interest thereunder is repaid out of the net proceeds received by the Company upon delivery of put notices under the Equity Line.

         On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line or (ii) in full by the Company within 663 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line, unless an extension is mutually agreed to by the parties in writing. As of April 30, 2005, $4,035,000 of the Company's Equity Line with Cornell Capital had been utilized.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Note 5 - Issuances of common stock and stock options (continued):
         Equity line agreement (concluded):

         Pursuant to the Promissory Note, the Company has agreed to deposit in escrow 35 put notices under the Equity Line for puts in an amount of $60,000 each and one request for a put under the Equity Line in an amount of $181,017. Under the terms of the Promissory Note, the put notices held in escrow will be released every 14 days commencing August 5, 2005. The Company has also agreed to reserve out of its authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell Capital under the Equity Line upon use of such put notices. The Company has paid to Cornell Capital a fee of $100,000 in connection with this transaction which has been recorded as a debt discount and is being amortized over the life of the loan.

         The Company has the option to repay the amounts due under the Promissory Note and to withdraw any put notices yet to be effected provided that each repayment is in amount not less than $25,000. In addition, the Company has the right to accelerate the delivery of one or more put notices and to select the specific put notice to be so accelerated. If the Promissory Note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest at a rate of 14% per year or the highest interest rate permitted by applicable law, if lower.

         Upon an event of default (as defined in the Promissory Note), the entire principal balance and accrued interest of the Promissory Note, and all other obligations of the Company under the Promissory Note, would become immediately due and payable without any action on the part of Cornell Capital.

         Shares issued to consultants:

         During the nine months ended April 30, 2005, the Company issued a total of 12,500 shares of its common stock with an aggregate fair value of $2,500 to pay for consulting services.

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

                   JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 5 - Issuances of common stock and stock options (concluded):
         Options and warrants issued for services (concluded):

         As of August 1, 2004, the Company had 3,585,000 shares of common stock that were subject to outstanding options and warrants issued to employees and nonemployees as compensation for services. During the nine months ended April 30, 2005 the Company granted options to purchase 260,000 shares of stock to employees of TComm (UK) Limited ("TComm"), a subsidiary of the company (see Note 2). These options and warrants had exercise prices ranging from $.02 to $6.00 and will expire at various dates from July 2005 through February 2015 and a fair value of $51,200. No warrants were issued, and no options or warrants were canceled or exercised during the nine months ended April 30, 2005.

         The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense. These options and warrants also include options for the purchase of 2,010,000 shares of, effectively, common stock granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants, and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

Note 6 - Legal proceedings:

         The Company is involved in various legal proceedings. In the opinion of management, these actions will not have any material adverse effects on the Company's consolidated financial statements in subsequent years.

         Bay Point Investment Partners, LLC has threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim relates to its purchase of shares of the Company's stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleges, among other things, various disclosure failings as well as the Company's failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. While reserving the right to increase its demand, Bay Point is currently seeking a payment of $500,000 in exchange for its return of 568,181 shares to the Company. The Company believes it has meritorious defenses to Bay Point's claims.

         On March 4, 2005, the Company settled a dispute with a consultant in connection with his performance of various investment banking services for the Company. The claim was settled for $175,000, of which $100,000 was paid in cash and the balance was paid by issuing 250,000 shares of common stock with an aggregate fair value or $75,000. The cost of the settlement was accrued as of January 31, 2005 and has been included in operations for the nine months ended April 30, 2005.

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

The accounting policies and estimates used as of July 31, 2004, as outlined in our previously filed Form 10-KSB, have been applied consistently for the nine months ended April 30, 2005.

Nine months ended April 30, 2005 as compared to nine months ended April 30, 2004.

                                         Nine Months
                                       Ended April 30,
                                    2005             2004             $ Change
                                -----------      -----------      -----------
Revenues                        $   180,651      $   177,540      $     3,111
                                -----------      -----------      -----------

Operating expenses:
Cost of revenues                    124,632          200,804          (76,172)


Selling expenses                     29,915           15,111           14,804
General and administrative
expenses                          1,378,142        1,445,659          (67,517)
                                -----------      -----------      -----------
Totals                            1,532,689        1,661,574         (128,885)
                                -----------      -----------      -----------

Loss from operations             (1,352,038)      (1,484,034)         131,996

Other income (expense):
Writeoff of goodwill                (50,586)               0          (50,586)
Interest income                       5,307            2,049            3,258
Interest expense                    (71,136)         (23,930)         (47,206)
                                -----------      -----------      -----------
Net loss                        $(1,468,453)     $(1,505,915)     $    37,462
                                ===========      ===========      ===========

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

During the nine months ended April 30, 2005, consulting fees were approximately $98,000 as compared to approximately $164,000 for the nine months ended April 30, 2004. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares of approximately $30,750 and $130,000 for the nine months ended April 30, 2005 and 2004, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling and general and administrative expenses:

Selling and general and administrative expenses consist primarily of advertising and other promotional expenses, compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. Our efforts to better contain costs were offset by increases in expenses due to the $175,000 cost of the Company's settlement of a dispute for investment banking services, the acquisition of TComm (UK) Limited and increased personnel at TComm (UK) Limited.

Three months ended April 30, 2005 as compared to three months ended April 30, 2004.


                                     Three Months
                                    Ended April 30,

                                   2005           2004          $ Change
                                ---------       ---------       ---------

Revenues                        $  62,963       $  56,604       $   6,359
                                ---------       ---------       ---------

Operating expenses:
Cost of revenues                   44,759          61,164         (16,405)

Selling expenses                   13,668           9,784           3,884
General and administrative
expenses                          526,553         699,242        (172,689)
                                ---------       ---------       ---------
Totals                            584,980         770,190        (185,210)
                                ---------       ---------       ---------

Loss from operations             (522,017)       (713,586)        191,569

Other income (expense):
Interest income                     4,326           1,336           2,990
Interest expense                  (71,136)         (5,930)        (65,206)
                                ---------       ---------       ---------

Net loss                        $(588,827)      ($718,180)      $ 129,353
                                =========       =========       =========

Cost of revenues:

During the three months ended April 30, 2005, consulting fees were approximately $35,000 as compared to approximately $46,000 for the three months ended April 30, 2004. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options and warrants of approximately $3,875 and $22,000 for the three months ended April 30, 2005 and 2004, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling and general and administrative expenses:

Selling and general and administrative expenses for the three months ended April 30, 2005 versus April 30, 2004 decreased primarily as a result of a $150,000 severance payment to our former CEO during the three months ended April 30, 2004 and the absence of his compensation expense during the three months ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

We only generated revenues of approximately $181,000 and $178,000 and we incurred net losses of approximately $1,468,000 and $1,506,000 and cash flow deficiencies from operating activities of approximately $1,248,000 and $1,213,000 for the nine months ended April 30, 2005 and 2004, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least April 30, 2006 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

As further explained below, we entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, we are able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value of its shares upon delivery of a put notice. The maximum aggregate purchase price under this equity line is $10,000,000. The Equity Line was renewed in July 2004 and expires in August 2006. As of April 30, 2005 and June 1, 2005, we had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at our discretion, the purchases are subject to certain conditions and the ability of the investment partnership to fund the purchases.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our agreement with the investment partnership or through other financing agreements to enable us to continue as a going concern through at least April 30, 2006. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $995,000 as of April 30, 2005 results primarily from the proceeds of a $2,000,000 promissory note in the third quarter.

On April 9, 2002, we entered into an equity line purchase agreement (the "Equity Line") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line became available to us on August 28, 2002, and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put.

The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before we can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, we may not be able to force it to do so. We issued 10,000 shares of our common stock to a placement agent as of the effective date as consideration for their services in connection with the Equity Line.

During the nine months ended April 30, 2005, no put options were exercised. As of April 30, 2005, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line at an aggregate purchase price of $5,965,000 through August 28, 2006, before taking into account any puts related to the Promissory Note described below.

On January 25, 2005, we entered into a Promissory Note. The Promissory Note was funded on February 2, 2005. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line or (ii) in full by us within 663 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line, unless an extension is mutually agreed to by the parties in writing. As of April 30, 2005, $4,035,000 of the Company's existing equity line with Cornell Capital has been utilized.

Pursuant to the Promissory Note, we have has agreed to deposit in escrow 35 put notices under the Equity Line for puts in an amount of $60,000 each and one request for a put under the Equity Line in an amount of $181,017. Under the terms of the Promissory Note, the put notices held in escrow will be released every 14 days commencing August 5, 2005. We have has also agreed to reserve out of our authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell Capital under the Equity Line Purchase Agreement upon use of such put notices. We paid Cornell Capital a fee of $100,000 in connection with this transaction and we also paid a $5,000 documentation fee.

We have the option to repay the amounts due under the Promissory Note and to withdraw any put notices yet to be effected provided that each repayment is in amount not less than $25,000. In addition, we have has the right to accelerate the delivery of one or more put notices and to select the specific put notice to be so accelerated. If the Promissory Note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest at a rate of 14% per year or the highest interest rate permitted by applicable law, if lower.

Upon an event of default (as defined in the Promissory Note), the entire principal balance and accrued interest of the Promissory Note, and all of our other obligations under the Promissory Note, would become immediately due and payable without any action on the part of Cornell.

During the nine months ended April 30, 2005, we used cash of approximately $1,248,000 in our operations primarily to fund our net loss.

On November 24, 2004, we entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom (the "Seller"), and TComm (UK) Limited, a company organized in the United Kingdom and a wholly-owned subsidiary of the Company.

The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, TComm (UK) Limited purchased the Seller's software development business focused on streaming video solutions and all of the assets of the Seller related to that business. The business acquired had not generated any significant revenues as of the date of the acquisition or through April 30, 2005.

The acquired Seller's product lines we intend to continue to develop include:
(1) TComm TV, which delivers live video/audio streams and on-demand video/audio clips to various java-based and Symbian-based mobile phones and (2) CCMTV, which is currently under development and will consist of software programs (and related hardware) that are intended to enable mobile closed-circuit TV devices to send real-time video streams from the field to a central point where they can be viewed by one or more persons. Because the acquired product lines are still under development, it is difficult for the Company to estimate the amount of resources that will be required to complete the development of these product lines. The Company believes, however, that existing cash resources will be sufficient to begin the launch and marketing of these product liens in the United States.

The purchase price paid to Seller for the assets consisted of (i) 250,000 shares (the "Shares") of our common stock, having a value based on the closing price of our common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,000 in cash. In addition, Seller has agreed not to compete with the business conducted by TComm (UK) Limited for a period of two years from the closing date of the transaction. The Sale Agreement also contains customary representations and warranties. Seller has agreed to indemnify TComm (UK) Limited for damages resulting from a breach of its warranties but only if the damages exceed approximately $20,000.

Seller has entered into a lockup agreement with us pursuant to which it has agreed not to sell or otherwise transfer the Shares for a period of one year.

In connection with entering into the Sale Agreement, TComm (UK) Limited entered into employment agreements on November 24, 2004 with 4 individuals, all of whom were previously employed by the Seller. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, our obligations for cash payments under the employment agreements subsequent to April 30, 2005 will total $391,876 as follows:

           Year ending                          Amount
           -----------                         --------
           April 30, 2006                      $149,377
           April 30, 2007                       163,997
           April 30, 2008                        78,502
                                               ---------
                Total                          $391,876
                                               ========

Pursuant to the employment agreements, we granted options to purchase 260,000 shares of common stock with exercise prices ranging from $.50 - $1.00 as additional compensation for services to be rendered under such contracts. The aggregate estimated fair value of the options at the date of issuance of $51,200 will be recognized over the term of the employment agreements.

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

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of April 30, 2005 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended April 30, 2005 and 2004 or that they will have a significant effect at the time they become effective.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended April 30, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

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

After plaintiffs filed their third amended complaint, 78 out of a total of approximately 150 defendants again filed a motion to dismiss the lawsuit. On September 6, 2004, the Court entered an order granting the moving defendants' motion to dismiss the lawsuit, again citing various deficiencies in the pleadings. The Court did not grant the plaintiffs leave to replead. The plaintiffs and the moving defendants have since stipulated to the entry of a final judgement dismissing the third amended complaint against the moving defendants with prejudice. As part of this stipulation, the parties have agreed that upon entry of the final judgement, the parties will (a) waive their right to attorneys' fees or seek sanctions and bear their own costs and (b) not appeal the judgement.

The Company has met with its attorneys and is currently evaluating with its attorneys its options for recommencing an action against certain defendants and possibly other parties in light of the court's order.

Bay Point Investment Partners, LLC has threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim relates to its purchase of shares of the Company's stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleges, among other things, various disclosure failings as well as the Company's failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. While reserving the right to increase its demand, Bay Point is currently seeking a payment of $500,000 in exchange for its return of 568,181 shares to the Company. The Company believes it has meritorious defenses to Bay Point's claims.

There are no other currently pending legal proceedings and the Company is not aware of any proceeding that a governmental authority is contemplating.

ITEM 2. SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended April 30, 2005, no put options were exercised under our Equity Line Purchase Agreement, dated as of April 9, 2002. As of April 30, 2005, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line at an aggregate purchase price of $5,965,000 through August 28, 2006.

During the fiscal quarter ended April 30, 2005, there were no sales of unregistered securities other than as disclosed by the Company in its Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about January 26, 2005, the Company mailed a Proxy Statement to shareholders in connection with its annual meeting (the "Annual Meeting") which was held on February 24, 2005 in the law offices of Jones Vargas located on the Twelfth Floor of 100 West Liberty Street in Reno, Nevada. The following matters were voted upon and approved at the Annual Meeting: (a) election of Thomas J. Mazzarisi and Stephen J. Schoepfer to serve as the directors of the Company for the ensuing year; (b) the ratification of the selection of J.H. Cohn LLP as the Company's independent registered public accounting firm for 2005; and (c) the proposal to amend Article Fourth of the Amended and Restated Articles of Incorporation of the Company to remove "custody only" trading of the Company's shares of common stock:

As of January 7, 2005, the record date established by our Board of Directors for the Annual Meeting, there were 41,639,969 shares of the Company's common stock outstanding with the holders of 37,414,875 of such shares entitled to vote at the Annual Meeting. The holders of 24,717,186 shares of the Company's common stock, or more than a majority of the Company's common stock outstanding and entitled to vote at the Annual Meeting, were present in person or represented by proxy at the Annual Meeting. The holders of 24,043,441 shares of the Company's common stock voted for the election of Mr. Mazzarisi as a director of the Company and the holders of 58,277 shares of the Company's common stock withheld votes from the election of Mr. Mazzarisi. The holders of 24,038,763 shares of the Company's common stock voted for the election of Mr. Schoepfer as a director of the Company and the holders of 62,977 shares of the Company's common stock withheld votes from the election of Mr. Schoepfer. No other directors were nominated by the shareholders. The holders of 23,984,485 shares of the Company's common stock Class voted for the ratification of the selection of J.H. Cohn LLP as the Company's independent registered public accounting firm, the holders of 167,989 shares of the Company's common stock voted against approval, and the holders of 44,592 shares of the Company's common stock abstained from voting on this matter. Lastly, the holders of 19,270,416 shares of the Company's common stock voted for the approval of the amendment of Article Fourth of the Amended and Restated Articles of Incorporation of the Company, the holders of 107,349 shares of the Company's common stock voted against such proposal, and the holders of 9,606 shares of the Company's common stock abstained from voting on this matter.


ITEM 5. OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

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


                                JAG MEDIA HOLDINGS, INC.

Date: June 20, 2005             By: /s/ Thomas J. Mazzarisi
                                   ------------------------
                                    Name: Thomas J. Mazzarisi
                                    Title: Chairman of the Board
                                    and Chief Executive Officer


Date: June 20, 2005             By: /s/ Stephen J. Schoepfer
                                   -------------------------
                                    Name: Stephen J. Schoepfer
                                    Title: President, Chief Financial Officer,
                                    Chief Operating Officer and Secretary

                                  EXHIBIT INDEX

31.1   Section 302 Certification of Chief Executive Officer.

31.2   Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.