Form 10KSB
period 2005-07-31
JAG MEDIA HOLDINGS INC
filed 2005-11-08
CIK 1089029

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2005

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number 000-28761
                               __________________

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

                                 (866) 300-7410
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of Each Class                Name of Each Exchange on which Registered
           None                                        None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock, $0.00001 par value
                Series 2 Class B Common Stock, $0.00001 par value
                                (Title of Class)
                               __________________

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The issuer's revenue for the fiscal year ended July 31, 2005 was approximately $239,651.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October 26, 2005 as reported on the OTC Bulletin Board, was approximately $8,100,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                        Class                                  October 26, 2005
                        -----                                  ----------------
Common Stock, par value $0.00001 per share                       44,751,212
Series 2 Class B Common Stock, par value $0.00001 per share         380,829
Series 3 Class B Common Stock, par value $0.00001 per share          21,500

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                            JAG MEDIA HOLDINGS, INC.
                         2005 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I...........................................................................................................1

         ITEM 1.           DESCRIPTION OF BUSINESS...............................................................1

         ITEM 2.           DESCRIPTION OF PROPERTIES............................................................25

         ITEM 3.           LEGAL PROCEEDINGS....................................................................25

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................27

PART II.........................................................................................................28

         ITEM 5.           MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
                           PURCHASES OF SECURITIES..............................................................28

         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................33

         ITEM 7.           FINANCIAL STATEMENTS.................................................................40

         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE...........................................................................40

         ITEM 8A.          DISCLOSURE CONTROLS AND PROCEDURES...................................................40

         ITEM 8B.          OTHER INFORMATION....................................................................41

PART III........................................................................................................42

         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                           SECTION 16(a) OF THE EXCHANGE ACT....................................................42

         ITEM 10.          EXECUTIVE COMPENSATION...............................................................43

         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS......49

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................50

         ITEM 13.          EXHIBITS.............................................................................51

         ITEM 14.          PRINCIPAL ACCOUNTANTS FEES AND SERVICES .............................................55

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

OVERVIEW OF OUR BUSINESS

We have been providing financial and investment information within the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our U.S. website. At www.jagnotes.com, we offer timely financial data and reports and commentary from the financial community.

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

We undertook a corporate reorganization in January 2002 in order to distinguish and better manage our areas of business. On January 4, 2002, JAG Media LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of JagNotes.com, Inc. The assets and liabilities of our current fax and Internet subscription business were transferred to JAG Media LLC. In order to better reflect the overall business in which we expected to engage and the corporate structure we intended to use to conduct that business, we changed our corporate name from JagNotes.com Inc. to JAG Media Holdings, Inc. effective April 8, 2002.

Our jagnotes.com website currently consists of a subscription-based service that offers two specific products, the JAGNotes (Upgrade/Downgrade) Report and the Rumor Room, providing timely market reports, including breaking news and potentially market moving information. We currently derive our revenues primarily from the sale of subscriptions.

We purchased certain development stage software and related assets in the United Kingdom on November 24, 2004, now being developed by our subsidiary, Pixaya (UK) Limited. We are continuing to finance the development by Pixaya of certain software products, including those which we believe will facilitate the delivery to customers through their mobile phones of our fast breaking financial information services.

We have also decided to expand our business and are seeking acquisition candidates which may be engaged in unrelated lines of business. See "- Our Business Strategy".

We are a Nevada corporation. Our address is 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433, and our telephone number is 866-300-7410.

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

As of September 30, 2005, there were over 957 million Internet users worldwide, including over 203 million users in the United States. See Internet World Stats website (http://www.internetworldstats.com ).

According to tracking surveys conducted by Pew Internet & American Life Project as of November 2004, approximately 44% of those with Internet access use the Internet to obtain financial information and approximately 13% use the Internet to buy or sell stocks, bonds or mutual funds. According to these surveys, approximately 8% of those with Internet access obtain financial information on a typical day.

With respect to our Pixaya business unit, the mobile and wireless industries are experiencing significant growth and changing the way businesses operate and people communicate. Both industries are also giving rise to new forms of mobile entertainment and information not available just a few short years ago.

The following statistics provide some insight into the impact of the mobile and wireless industries:

o As of October 25, 2005 there were more than 197 million wireless subscribers in the U.S.
o  Reported wireless minutes of use exceeded 675 billion in June 2005.
o It is estimated that U.K. mobile phone users will send up to 30 billion text messages during 2005.

See Cellular Telecommunications and Internet Association (http://www.ctia.org.); See Mobile Data News, The Official Newsletter of the Mobile Data Association, Volume 5, No. 1, January/February 2005 (http://www.mda-mobiledata.org).

New forms of wireless are also experiencing significant growth. For example, municipal wireless networks, which provide wireless coverage to large portions of municipal areas, have seen significant growth over the past year and that growth is generally expected to continue in the near term. See Municipal Wireless State of the Market Report September 2005 (http://www.muniwireless.com).

2004 - 2007 U.S. Spending for Municipal Wireless Networks

                            2004           2005          2006           2007
                            ----           ----          ----           ----
Spending ($ Millions)       $31.5          $76.5         $177.7         $405.6

YTY Growth Rate             N/A            142%          132%           128%

See Municipal Wireless State of the Market Report September 2005
(http://www.muniwireless.com).

OUR PRODUCTS

We have been providing financial and investment information within the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our U.S. website. At www.jagnotes.com, we offer timely financial data and reports and commentary from the financial community.

Our jagnotes.com website consists solely of a subscription-based service. During the last fiscal year, we discontinued the free portion of the Company's website.

We offer our subscribers two targeted products: The JAGNotes (Upgrade/Downgrade) Report, targeted primarily at institutional subscribers, and the Rumor Room, targeted primarily at retail individual customers. These two products are accessible only to paid subscribers. Subscriptions are offered to individuals at the rate of $9.95 per month, or $99.95 per year. We have offered free trial subscriptions at times in the past and may do so in the future.

JAGNOTES (UPGRADE/DOWNGRADE) REPORT - The JAGNotes Report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Each morning we gather this information, then compile and release it in a concise, easy to read format before the markets open. We believe that this report gives early, convenient access to our subscribers of potentially market moving information which was traditionally not available in a convenient format when the market opens. This report is updated from time to time during the trading day.

Our current strategy involves phasing out retail subscribers for our JAGNotes Report and refocusing on institutional customers and professional traders. We have always maintained our original JAGNotes fax-based service for a limited number of mostly institutional subscribers. Through this service, we provide these subscribers faxed copies of our daily JAGNotes Report, which is provided through installments as information is received every weekday morning before the stock market opens. We also allow these subscribers access to our Internet-based information by providing them with a specified number of access codes. The price for this combined service is approximately $1,500 to $2,150 per year. The content of our website contains substantially all of the information provided in the faxed reports as well as updates of such information and the Rumor Room described below.

We intend to continue providing our combined fax/Internet service in the future primarily to institutional subscribers. We believe that some financial institutions are willing to pay a higher price for this combined service because they consider a faxed report to be a more user friendly means of receiving the information even if their employees have direct Internet access. We are also examining the potential for implementing other product offerings and subscription structures which may be attractive to institutional subscribers.

While we intend to focus our efforts exclusively on offering the JAGNotes Report to institutional customers, we recognize that it remains of interest to some retail customers as well. However, to avoid the cost of accessing such individuals we expect to do so almost exclusively through strategic affiliations such as our current arrangement with Track Data, as described under "Our Business Strategy", below.

THE RUMOR ROOM - Because rumors can move equities, we have established the Rumor Room where we post rumors that have been heard on the street about various stocks. When we hear rumors, we post the information in the Rumor Room and indicate the date and time of the rumor. While we realize that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of our site, we believe that every trader and investor - large and small - should have access to this information to determine its usefulness. The Rumor Room is available to our subscribers and updated throughout the day.

Although targeted primarily at individual subscribers, the Rumor Room is also made available through our website to institutional investors as described above. As described below, once our English subsidiary, Pixaya, has completed development of its Pixaya Mobile software product, which delivers on-demand video/audio clips and text messages to mobile phones, we intend to try to distribute the Rumor Room through mobile phones as well. We believe such a distribution channel might better access our target audience. There can be no assurance, however, that such development will be successfully completed or, if completed, that customers will embrace this new mode of distribution.

PIXAYA - On November 24, 2004, through our English subsidiary now named Pixaya
(UK) Limited, we purchased certain development stage software and related assets from TComm Limited, a company also organized in the United Kingdom. At the time of acquisition, TComm Limited was in various stages of development of four software products. We have continued developing Pixaya Mobile (previously known as TComm TV), which delivers on-demand video/audio clips and text messages to various Java-based and Symbian-based mobile phones, and SurvayaCam (previously CCMTV), which consists of software programs and related hardware intended to permit field personnel to send real-time video streams from the field to a central location where they can be viewed by one or more persons. We discontinued our support of a network-based internal communications system for business that enables employees to communicate securely face-to-face from their own desks and a network-based instant video messaging platform that allows employees of an organization to communicate securely in real-time within their offices and from remote locations, as neither fit within our strategic plan focused on distribution of content such as the Rumor Room service through mobile phones and other wireless solutions which would, for example support SurvayaCam. In addition, we are supporting development of a new mobile phone product named "SOS Guides," which are mobile travel guides that will be made available to users through their mobile phones. We intend to market the "SOS Guides" to travel agents, metropolitan tourist bureaus and other travel related companies.

COMPANY VOICE SERVICE - We have discontinued offering this service. Through our wholly owned subsidiary, JAG Company Voice LLC, we began marketing our Company Voice service in 2003. We established the Company Voice service in order to make available to publicly traded companies production and distribution services that would enable them to deliver press releases and other company messages to stockholders and potential investors in streaming video/audio format. Our goal was to offer production and distribution services such as directly contracting for studios in which Company Voice segments would be taped; providing interviewers for each Company Voice segment; assisting clients in preparing for each interview; encoding taped segments to allow distribution via the Internet; and arranging for distribution and streaming of finalized Company Voice segments on affiliate sites such as Lycos.

During 2003, we placed four Company Voice segments on our website and attempted to obtain distribution of Company Voice segments through other websites; however, this service did not produce any material revenue for us. Therefore, we allowed our Company Voice contract for streaming video to expire by its terms and are no longer marketing our Company Voice services. On April 8, 2004, JAG Company Voice LLC was merged into JAG Media LLC.

ADVERTISING REVENUE

While we expect the primary source of our revenue to be from subscriptions for our JAGNotes Report and the Rumor Room, we may supplement this with advertising revenue. Such revenues have, however, not been meaningful to date. We would not expect such revenues to become material until (i) there is a major upturn from current levels in Internet banner advertising generally or we are able to offer advertisers various media advertising alternatives to banners and (ii) we have been successful in increasing the number of unique visitors to our website.

OUR BUSINESS STRATEGY

The success of our business depends on our ability to obtain the requisite financing and be able to:

o        reverse the current downward trend of our revenues;

o        curtail costs to correspond with our revenues; and

o        pursue merger and other expansion opportunities.

In order to successfully achieve our strategy, we intend to re-position JAG Media's two key products so they are targeted more effectively at their respective markets: institutional customers (JAGNotes Report) and retail customers (the Rumor Room). In time, we hope that by refocusing our products on specific customer groups, JAG Media will become an important information resource both for institutional customers (investors, brokers and investment advisers) and for individual retail customers.

We believe the institutional market for the JAG Notes Report offers an opportunity to achieve higher revenues at lower per unit cost than the retail market we have been pursuing, but at the same time we believe that developing technologies, such as mobile phones, may give us a better distribution channel which can make the individual customer market for the Rumor Room cost effective as well. With respect to our JAGNotes Report, we plan to focus on servicing the institutional segment of our business. To assist us in this effort, we are investigating ways of using the Internet more effectively in distributing our product to the institutional market and helping those customers in turn redistribute the product to their professional employees. With respect to our Rumor Room service, we are actively exploring the feasibility of using mobile phones as a new distribution channel.

o      Increase Revenues.

Some avenues which we are exploring with respect to the JAGNotes Report to reverse the current downward trend of our revenues include:

     o Increasing our sales efforts for the JAGNotes Report to institutional subscribers by focusing our entire effort on reaching that market;

     o To the extent funds permit, developing related products tailored to the needs of institutional subscribers such as JAGNotes delivered to company intranets and featuring company branding;

     o In order to access individual professional traders without incurring excessive marketing costs, pursuing strategic affiliations, partnerships, joint ventures or other relationships with strategic partners, such as our current arrangements with Track Data, Cantex, Inc. and Acquire Media Corporation, financial information platforms for professional traders, whereby they offer our JAGNotes Report as part of their collection of subscriber services to the professional trading community; and

     o Pursuing distribution arrangements with third party information providers that service financial institutions.

Some avenues which we are exploring with respect to the Rumor Room to reverse the current downward trend of our revenues include:

     o To the extent funds permit, further developing our Pixaya mobile software product to allow distribution of stock rumors to mobile phones via text messaging and on-demand video/audio clips;

     o To the extent funds permit, developing related products tailored to the needs of individual retail customers;

     o Pursuing distribution arrangements with third party information providers that service individual retail customers.

o Curtail Costs. We sold our webcasting business and discontinued our efforts to market our Company Voice product to reduce our cash flow requirements. In addition, we have discontinued various commentators and employees in order to save costs where we concluded that the cost was not justified by our subscribers' interest and current revenue levels. Our new strategy of focusing our marketing efforts on institutional customers for our JAGNotes Report will, we believe, also permit us to obtain more revenues per marketing dollar by focusing on a smaller number of customers and potential customers to whom we can sell our products.

o Pursue Merger and Other Expansion Opportunities. While we intend to utilize our available resources as effectively as possible to increase revenues and reduce costs, we realize that it may take some time before revenues can be increased to a level where they can cover operating costs and then reach the level where they can cover general and administrative costs. Many of our general and administrative costs are related to being a public company and these costs are difficult to reduce in light of the recent Sarbanes-Oxley legislation and its new requirements. We have therefore concluded that it would be prudent to attempt to increase our revenue base more quickly than our basic business strategy of refocusing our two different products on their respective customer bases is likely to achieve, so that such administrative costs could be absorbed by a materially larger revenue stream.

While we have looked at various possible acquisitions over the past three years, we have decided that we should increase our efforts to find a compatible merger candidate and even consider dividing our business to help jump start its growth and have access to more funding sources. A merger candidate need not be in our specific line of business, but could be in another line of business related to the stock market or it could be in an unrelated line of business. Our current strategy is to not foreclose any attractive candidate based upon its line of business.

We also are pursuing the possibility of spinning off one of our two major services in order to maximize the chances of successfully developing both such services and focus them on their respective target customer bases.

Pursuant to the above strategy, we have located a possible merger candidate, Cryptometrics, Inc. While there can be no assurance that final documentation will be agreed or executed or a transaction ever consummated, on September 9, 2005 we entered into a non-binding letter of intent with Cryptometrics pursuant to which we and Cryptometrics would enter into a merger agreement under which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of our Common Stock which would, upon issuance, represent 88% of our outstanding Common Stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. In such case, our existing public stockholders would experience significant dilution from the issuance of these shares to the stockholders of Cryptometrics. If consummated, the transaction would be accounted for as a reverse acquisition in which Cryptometrics would be deemed the acquirer.

If a merger agreement is executed, it is anticipated that the proposed transaction would be subject to various conditions being satisfied prior to the closing.

Except for certain provisions, the letter of intent is non-binding. As noted above, there is no assurance that the definitive documentation called for in the letter of intent will ever be executed, or if executed, that the proposed merger between the Company and Cryptometrics will be consummated, or if it is consummated, that it will be pursuant to the terms described above.

The letter of intent was filed as Exhibit 99.1 to a Form 8-K filed with the SEC on September 14, 2005 and should be reviewed for further information regarding a possible transaction with Crytpometrics.

We are also considering a possible spin off of either the Rumor Room, together with our related Pixaya mobile phone software development business, or the JagNotes Report. Any such spin off might possibly be done in connection with a merger with another enterprise which may be an unrelated line of business. We believe our two products might be better repositioned and developed as their own corporate entities which might also appeal to different investors. We have not made a final decision as to any spin off or entered into any term sheet in connection with any merger related to such a spin off. There can be no assurance that any such spin off, with or without a merger, will prove feasible or be consummated.

We will require additional funds in order to implement our business strategy. At our current usage rate of cash, the cash generated from our operations will not be sufficient to fund the liquidity requirements of our current business strategy. Accordingly, we will need to raise additional funds through public or private financing, strategic relationships, mergers or other arrangements. There can be no assurances that we will be able to do so.

Note: These are our strategies, goals and targets. We believe in them, but we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. Strategies that in the past we thought would be successful have not proven effective. In addition we are dependent on having sufficient cash to carry out our strategy. Alternatively, we may have to continue to reduce services to a level subscribers may not find valuable. Please read "Risk Factors" beginning on page 14 of this Annual Report on Form 10-KSB before making any investment decision.

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

In addition, we operate in an environment of tremendous uncertainty about potential government regulation of the Internet and Internet-based service providers. We believe that our business is not currently subject to direct regulation other than regulations applicable to businesses generally. However, the Internet is evolving rapidly, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. The United States Congress has passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, liability for third-party activities and jurisdiction. Specifically, with respect to one aspect of copyright law, on October 28, 1998, the United States Congress passed the Digital Millennium Copyright Act ("DMCA"). The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees in connection with digital sound recordings we deliver to our customers. Additionally, federal, state, local and foreign governmental organizations also are considering other legislative and regulatory proposals that would regulate the Internet. Although we are only contemplating distribution by mobile phone, that sector is also regulated and there is currently a focus on regulation in that sector, so that changes can be anticipated.

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

We provide a variety of categories of information to our subscribers, including daily financial news, technical analysis of stock activity and selected financial data of corporations. Each of these components of our business competes to a different degree with the following information sources, many of which provide their information without charge:

o Online financial news and information providers including Yahoo Finance, Marketwatch, TheStreet.com, Forbes.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com;

o     Internet portals and search engines such as America Online, MSN and Yahoo;

o Traditional media sources such as The Wall Street Journal, The Financial Times, Barrons, CNN/Money, and MSN Money/CNBC, all of whom also have an Internet presence;

o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

o Online brokerage firms such as Ameritrade, E*Trade Financial, Charles Schwab, Fidelity, Harrisdirect and TD Waterhouse.

Because there is not a readily defined market in which we compete, we cannot predict which information source or sources will be our primary competition in the future. However, we expect competition from each of the above information sources to intensify and increase in the future. Most of our current and potential competitors have greater name recognition, larger financial, technical and marketing resources, and more extensive customer bases than we do, all of which could be leveraged to gain market share to our detriment. Such advantages would also permit our competitors to enter new sectors such as distribution through mobile phones, more easily than we will be able to do.

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

In order for us to successfully compete in this business, we will need to reliably provide valuable services to a greater number of institutional and other subscribers who are willing to pay us fees sufficient to support such services. We believe that over time a successful implementation of our business strategy will allow us to compete successfully as a focused provider of timely investment information to institutional and retail customers.

INTELLECTUAL PROPERTY

We are the owner of the trademarks AHEAD OF THE MONEY, STREETSIDE AND STREETSIDE WITH DAN DORFMAN. Each of the foregoing trademarks was approved in 2002 and has a duration period of ten years, at which time each of the trademarks must be renewed or they will expire. We are also the owner of eight pending trademark applications. We do not consider these trademarks to be material to our business.

WEBSITE TECHNICAL INFORMATION

We lease two web servers, which are the computer systems on which all the content for our jagnotes.com website is maintained and through which we operate our jagnotes.com website. Our U.S. servers are maintained by Woodbourne Solutions and are located at their facility in Germantown, Maryland. Our two back-up servers are maintained by Above.net and PC Communications and are located in San Jose, California and Jersey City, New Jersey.

Our jagenotes.com website was redesigned in July 2000 by Zero-G at a cost of approximately $500,000. Subsequent redesigns have been handled internally and by Woodbourne Solutions, a technical consultant to JAG Media.

Our Pixaya website is hosted by InnoTech. InnoTech has offices located in southern California and Raleigh, North Carolina. Its Internet data center is located in Orange County, California. The Pixaya website is maintained internally by Pixaya employees.

EMPLOYEES

As of July 31, 2005, we had twelve employees. As of that date, we had entered into employment agreements with eight of our employees and had informally extended (now formally extended) the expired employment agreements with our two executives.

EQUITY LINE OF CREDIT

As of April 9, 2002, we entered into, and on July 8, 2004 and July 21, 2004, we amended, an Equity Line Purchase Agreement with Cornell Capital Partners, L.P. for a $10 million equity line pursuant to which we are able to sell our shares of Common Stock to Cornell Capital from time to time over a 48-month period ending on August 28, 2006. The purpose of the offering is to provide general working capital for JAG Media, including working capital which might be required by virtue of our strategic plan. This agreement superseded our original equity line purchase agreement with Cornell Capital, dated August 17, 2001. As of July 31, 2005 and September 16, 2005, $4,035,000 of our existing equity line with Cornell Capital had been utilized.

PROMISSORY NOTE

On February 2, 2005 we borrowed $2,000,000 from Cornell Capital Partners, L.P. The $2,000,000 loan is evidenced by a Promissory Note dated as of January 25, 2005 executed by the Company and Cornell Capital, the repayment of which was subsequently extended on August 5, 2005. The Company intends to use the proceeds of the loan for working capital and general corporate purposes.

Under the terms of the Promissory Note, the face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Purchase Agreement or
(ii) in full by the Company within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Purchase Agreement, unless an extension is mutually agreed to by the parties in writing.

Pursuant to the Promissory Note, the Company has agreed to deposit in escrow 35 put notices under the Equity Line Purchase Agreement in an amount not less than $60,000 each and one request for a put under the Equity Line Purchase Agreement in an amount not less than $181,016.99. Under the terms of the Promissory Note, as amended, the put notices held in escrow will be released every fourteen (14) days commencing November 4, 2005. Cornell Capital has, however, recently informed the Company that it is returning the puts for the Company's shares that it currently holds while it discusses with the Company the restructuring of the Promissory Note. The Company has also agreed to reserve out of its authorized but unissued shares of Common Stock, 3,500,000 shares of Common Stock to be delivered to Cornell Capital under the Equity Line Purchase Agreement upon delivery of put notices by the Company. The Company paid to Cornell Capital a fee of $100,000 in connection with this transaction and has also agreed to pay a $5,000 documentation fee.

The Company has provided irrevocable transfer agent instructions dated January 25, 2005 to Transfer Online, Inc., the Company's transfer agent, instructing Transfer Online to reserve the Common Stock allocable for issuance to Cornell Capital pursuant to the put notices in a designated account, thereby reducing the number of shares available to the Company for future issuances for other purposes. The instructions also provide directives to the transfer agent regarding the issuance, from time to time, of the Common Stock to Cornell Capital. When delivered to Cornell Capital, the Common Stock may be resold by Cornell Capital pursuant to the Company's registration statement on Form SB-2 (Reg. No. 333-118029). The use of the registration statement may be temporarily suspended by the Company in certain specified circumstances. In the event the proceeds from the sale of the Common Stock are insufficient to repay all amounts due under the Promissory Note, the Company has agreed to reserve additional shares of its Common Stock for issuance to Cornell Capital.

The Company has the option to repay the amounts due under the Promissory Note and to withdraw any put notices yet to be effected provided that each repayment is in amount not less than $25,000. In addition, the Company has the right to accelerate the delivery of one or more put notices and to select the specific put notice to be so accelerated.

Upon an event of default, as defined in the Promissory Note, the entire principal balance and accrued interest of the Promissory Note, and all other obligations of the Company under the Promissory Note, would become immediately due and payable without any action on the part of Cornell Capital.

 As permitted by the terms of the Promissory Note, the Company opted to make 3 interest payments to Cornell Capital, each in the amount of $20,000, paid in a single lump sum of $60,000 on August 5, 2005. If the Promissory Note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest at a rate of 14% per year or the highest permitted by applicable law, if lower.

ACQUISITION OF DEVELOPMENT STAGE SOFTWARE

On November 24, 2004, the Company entered into a Business Sale Agreement with TComm Limited, a company organized in the United Kingdom, and Pixaya (UK) Limited (formerly known as TComm (UK) Limited), a company organized in the United Kingdom and a wholly-owned subsidiary of the Company. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited.

The transactions contemplated by the Business Sale Agreement were consummated on November 24, 2004. Under the Business Sale Agreement, Pixaya purchased TComm Limited's software development business which is focused on streaming video solutions and all of its assets related to that business. The business acquired has not generated any significant revenue as of the date of the acquisition or through July 31, 2005.

The acquired product lines the Company intends to continue to develop include:
(1) Pixaya Mobile (previously known as TComm TV), which delivers on-demand video/audio clips to various java-based and Symbian-based mobile phones and (2) SurvayaCam (previously known as CCMTV), which is currently under development and will consist of software programs (and related hardware) intended to enable field personnel to send real-time video streams from the field to a central point where they can be viewed by one or more persons. Because the acquired product lines are still under development, it is difficult for the Company to estimate the amount of resources that will be required to complete the development of these product lines.

The purchase price paid to TComm Limited consisted of (i) 250,000 shares of the Company's Common Stock, having a value based on the closing price of the Company's Common Stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,200 in cash. In addition, TComm Limited has agreed not to compete with the business conducted by Pixaya for a period of two years from the closing date of the transaction. The Business Sale Agreement also contains customary representations and warranties. TComm Limited has agreed to indemnify Pixaya for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000. TComm Limited has entered into a lockup agreement with the Company pursuant to which it has agreed not to sell or otherwise transfer the Common Stock for a period of one year.

In connection with entering into the Business Sale Agreement, Pixaya entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by the TComm Limited. The employment agreements have a term of three years and automatically renew unless terminated by either party.

STOCK DIVIDEND

On March 18, 2003, we announced our intention to declare a special stock dividend. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B Common Stock, par value $0.00001 per share, which was distributed by dividend to the stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B Common Stock for every 100 shares of Common Stock. Such shares of Series 2 Class B Common Stock are non-voting, have dividend and liquidation rights equal to the Common Stock and are redeemable, which redemption by JAG Media is mandatory to the fullest extent permitted by law within six months following final resolution of our lawsuit in Texas federal court against various brokerage firms (or any related successor lawsuit) at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The shares of Series 2 Class B Common Stock do not have a CUSIP number.

Our transfer agent has completed the issuance and mailing of Series 2 Class B Common Stock dividend certificates to all registered beneficial shareholders and to all beneficial owners who appear on beneficial owner lists supplied by brokers which are consistent with their share position with the Depository Trust Company. As of July 31, 2005, Series 2 Class B Common Stock dividend certificates had not yet been mailed to certain beneficial owners because as of such date approximately 12 brokers had failed to submit a beneficial owner list to our transfer agent.

RECAPITALIZATION

At the Annual Meeting on February 11, 2004, our stockholders approved, among other matters, a proposal to amend and restate Article Fourth of the Articles of Incorporation of JAG Media to:

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

The above-described recapitalization was effected on June 4, 2004 upon the filing of a Certificate of Amendment to JAG Media's Articles of Incorporation with the Secretary of State of the State of Nevada. As a result of the recapitalization, the old shares of Class A Common Stock Series 1 Class B Common Stock only represent the right to receive the applicable number of shares of the new Common Stock. The holder of such shares not surrendered will not have the right to vote or to receive any dividends or other distributions payable by the Company after the Effective Date until such shares have been exchanged for the new Common Stock.

2005 SHAREHOLDERS MEETING

Our Articles of Incorporation as amended on June 4, 2004, also required that the new "certificate only" shares must bear the name of the beneficial owner on the face of each stock certificate. As required by SEC regulation Rule 17Ad-20 which was adopted November 30, 2004 and became effective March 7, 2005, this requirement was deleted by a further amendment of our Articles of Incorporation at our shareholders meeting on February 24, 2005. Accordingly, our shares of Common Stock can now trade in certificate form or in book entry form through the Depository Trust Company.

FACILITIES

See Item 2. - Description of Properties.

LEGAL PROCEEDINGS

See Item 3. - Legal Proceedings

WHERE YOU CAN FIND MORE INFORMATION ABOUT US

We are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You can read and copy any of this information at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available from the SEC's website at http://www.sec.gov.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

As of July 31, 2005 we had incurred losses to date of $45,033,660. We may never achieve profitability. We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs. We are not able to estimate when, if ever, our revenues will increase sufficiently to cover these costs. Internet users have only been attracted to subscription sites in limited areas. Our subscription revenues are materially below the level of a year ago. We will continue to incur significant losses for the foreseeable future and cannot assure you that our revenue will stop declining and grow in the future or that additional financing will be made available to us. Many dot-com companies have found it difficult to raise funds, and a number of such companies have gone bankrupt. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Common Stock.

WE WILL REQUIRE ADDITIONAL FUNDS TO MEET OUR CASH OPERATING EXPENSES AND ACHIEVE OUR CURRENT BUSINESS STRATEGY.

We will require more capital to meet our current operating expenses as well as any non-recurring costs or liabilities and to achieve our current business strategy. As we require additional funds to sustain our operations as well as refocus our business and search for appropriate merger candidates we will have to seek additional equity or other financing. Such financing is very difficult to achieve under current market conditions and may not be available. Even if it is, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

We cannot guarantee that we will be able to obtain additional financing as we need it. When our operations require additional financing, if we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Common Stock.

WE HAVE BEEN FORCED TO DISCONTINUE OUR COMMENTATORS AND THE FREE PORTION OF OUR WEBSITE WHICH MAY CAUSE US TO LOSE SUBSCRIBERS.

In order to attempt to reduce costs to a level commensurate with our subscription revenues, we have been forced to discontinue all our commentators as well as the entire free portion of our website. Accordingly, we run the risk that existing and potential subscribers may not find the site valuable. Moreover, many of our competitors offer financial information for free and are likely to continue to do so, perhaps at an increasing rate. Our current and potential subscribers may be unwilling to pay for our service if they feel they can receive comparable information for free.

WE HAVE REFOCUSED OUR BUSINESS STRATEGY TO TARGET PRIMARILY SUBSCRIPTIONS BY INSTITUTIONAL INVESTORS FOR OUR TRADITIONAL PRODUCT.

Our effort to include individual retail subscribers as part of our strategy to increase sales of our flagship JagNotes Report has been unsuccessful, and we have therefore decided to refocus our strategy on offering subscriptions solely to institutional investors and professional traders. Due to the uncertain nature of this undertaking, our shift in business strategy may not be successful and we may not realize any benefit from it.

WE MAY NOT BE ABLE TO STOP CONTRACTION OF OUR SUBSCRIBER REVENUES AND ATTRACT SUFFICIENT INSTITUTIONAL CUSTOMERS.

Our subscriber base has been shrinking and we have determined that we cannot expand our retail subscriber base for our traditional product. We believe we must refocus our subscriber base on institutional customers to be successful. Our subscription revenues are below the level they were a year ago. During the year ended July 31, 2005 subscription revenues decreased to $240,000 from the prior year subscription revenues of $253,000. Although we are attempting to refocus our key subscriber base, our efforts may be ineffective, our competitors may be more successful than we are in attracting customers, or the number of institutional and other professional users seeking or willing to pay for financial information may not increase or may even decrease. Any of these would adversely affect us. Because there is currently limited potential for Internet banner advertising revenues, if we cannot reverse the current shrinkage of our subscriber base or refocus such base, we will have little, if any, financial success.

WE MAY NOT BE SUCCESSFUL AT BUILDING BRAND AWARENESS OR BUILDING STRATEGIC RELATIONSHIPS.

Our growth and success depends in part on our ability to build awareness of the JAG Media name. We have changed our name to JAG Media in April 2002 after operating for almost three years under the name JagNotes.com. The JAG Media name has only limited recognition within the financial community and little if any recognition among the general public. We do not currently allocate any of our working capital to marketing and advertising the JAG Media name but rather rely solely upon strategic alliances to increase our name recognition. Our ability to refocus our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase that name recognition. We cannot guarantee that we will be successful in doing so.

WE MAY NOT BE ABLE TO FIND OR CONSUMMATE A SUITABLE MERGER OR ACQUISITION.

We are actively looking for merger or acquisition candidates that would be beneficial to our company. Over the past few years, we have entered into negotiations and signed letters of intent or agreements with several companies, but were able to complete only one very small acquisition. We cannot assure you that the market exists for us to find or consummate a suitable merger or acquisition. Even if we complete a merger or acquisition, the resulting business may not prove viable or result in losses. Our business will be adversely affected if we are unable to find suitable merger or acquisition candidates and complete a business combination.

WE MAY BE EFFECTIVELY ACQUIRED AND MANAGED BY A BUSINESS WITH NO EXPERIENCE IN OUR SECTOR.

In order to expand our business substantially, we may have to "acquire" a business very different from our current activities, but to do so, we may have to issue many more of our shares than are now outstanding. Our shareholders would have their holdings greatly diluted by such a transaction. In addition, the company we acquired would be in control and may have no expertise permitting it to effectively manage our current business. Alternatively, we may not be able to find or we may not select a target company with management who are able to manage effectively our new combined business or their own business. If we are unable to operate the new combined businesses at a profit or if we incurred substantial costs in merging the businesses, either of such eventualities could materially and adversely affect our business, results of operation and financial condition.

WE MAY EXPERIENCE DIFFICULTIES IN DEVELOPING NEW AND ENHANCED SERVICES AND PRODUCTS.

We believe that our JAGNotes website will be more attractive to subscribers if we introduce additional or enhanced services in the future in order to retain our current users and attract new users. Our first attempt to introduce streaming audio and video was not financially successful and the business was sold. We are considering various new enhanced services for our JAGNotes website, as well as new products for our Pixaya business unit, but adequate financing is not currently available.

We may experience other difficulties that could delay or prevent us from introducing such enhanced services. We may encounter technological problems in enhancing our websites and developing new products or enhancements to current products in our Pixaya business unit. We may need to modify significantly the design of these services on our websites and modify significantly (or discontinue, as we have already had to do) certain products and services being offered through our Pixaya business unit. Our business could be adversely affected if we experience difficulties in introducing or maintaining new services and products, if these new services and products are not accepted by users or if their cost exceeds the revenue they generate.

If we introduce enhanced service on our JAGNotes website that is not favorably received, our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

OUR FAILURE TO RESPOND TO RAPID CHANGES IN TECHNOLOGY AND ITS APPLICATIONS AND INTENSE COMPETITION IN THE MOBILE SERVICES INDUSTRY PRODUCTS COULD MAKE OUR SERVICES OBSOLETE.

Our Pixaya business unit develops software for the mobile phone and wireless environment. The mobile and wireless services industries are subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods in our Pixaya business unit. Our response may be hindered if we require, but cannot secure, rights to essential third party intellectual property. We compete against numerous companies offering alternative treatment systems to ours, most of which have much greater financial, marketing and technical resources to utilize in pursuing technological development. Our financial condition and operating results could be adversely affected if our mobile services or wireless services fail to compete favorably with these technological developments or if we fail to be responsive on a timely and effective basis to competitors' new prices or strategies.

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

Parties may assert claims against us that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. Parties could also bring libel, defamation or similar claims based on the content published on our websites. Any such claims, whether meritorious or not, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

FAILURE TO MAINTAIN OUR REPUTATION FOR TRUSTWORTHINESS MAY REDUCE THE NUMBER OF OUR USERS, WHICH MAY HARM OUR BUSINESS.

It is very important that we maintain our reputation as a trustworthy provider of financial news. The occurrence of events, including our misreporting a news story, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our subscribers, which could materially adversely affect our business, results of operations and financial condition.

WE DEPEND ON KEY PEOPLE IN MANAGEMENT AND OPERATIONS.

We depend on our key employees' contacts within the professional financial community for certain information that we provide to our subscribers. Accordingly, our success will be largely dependent on our ability to retain Mr. Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, and Mr. Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary. We may also need to attract and retain additional qualified officers, software developers and other key personnel in the future in order to successfully manage our new strategy. Although we have recently attracted a team of employees at our Pixaya business unit and a new employee to execute our acquisition strategy for JAG Media LLC, we cannot guarantee that we will be able to continue to attract the requisite personnel. If we lose the services of any of our key personnel or are unable to attract, hire, train and retain qualified officers, software developers and other key personnel, our business, and your investment, could be adversely affected.

CERTAIN TERMS OF THE EMPLOYMENT AGREEMENTS OF OUR EXECUTIVE OFFICERS COULD DISCOURAGE A POTENTIAL TAKEOVER OF JAG MEDIA BY A THIRD PARTY.

Pursuant to the amended and restated employment agreements of Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, and Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary, each executive may resign upon a change-in-control of JAG Media. A "change in control" shall be deemed to have occurred if, among other things, there is an acquisition of 30% or more of our then outstanding shares of Common Stock. If such executive opts to resign from his position at JAG Media, he shall be entitled to receive (i) continued medical and life insurance coverage for a severance period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term, (ii) a lump sum cash payment equal to the executive's highest rate of annual salary in effect during the term multiplied by the severance period,
(iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive's then current salary rate and (iv) accelerated vesting of all of the executive's outstanding stock options. Furthermore, immediately prior to a change-in-control, each of Messrs. Mazzarisi and Schoepfer shall also be granted an option to acquire 1,000,000 shares of our Common Stock at an exercise price equal to the fair market value of the stock prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Any or all of these provisions may have the effect of preventing or discouraging an attempt by a party to take over or otherwise gain control of JAG Media or reduce the price which such a party is willing to pay for JAG Media.

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

WE MAY BECOME A PARTY TO VARIOUS LEGAL PROCEEDINGS RELATING TO THE DISSEMINATION OF RUMORS AND OTHER INFORMATION OF QUESTIONABLE RELIABILITY.

Information posted in the Rumor Room consists of rumors and other information received from third party sources that may have no reasonable factual basis. We realize that rumors are inherently unreliable, and we provide a cautionary note on this portion of our site reminding subscribers that cyberfraud is prevalent and that rumors should not be relied upon when making investment decisions. There can be no assurance that we will be able to prevent the unlawful posting of misleading, fraudulent or intentionally erroneous information, however, and the law relating to our potential liability relating to such activity is currently unsettled. The potential imposition of liability for unlawful activities of subscribers to our site could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or to discontinue certain service offerings. In addition, it is possible that we could become subject to various legal proceedings alleging, among other things, that we have intentionally disseminated or have aided and abetted others in intentionally disseminating false information. These claims, even without merit, could cause us to expend significant financial and managerial resources, which could adversely affect our business operations.

THE UNCERTAINTY OF FUTURE GOVERNMENT REGULATION OF THE INTERNET MAY ADD TO OUR OPERATING COSTS.

Like many businesses engaging in Internet-related activities, we may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet and e-commerce. We believe that we are not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. For example, if the government determines that our website and the types of activities engaged in by visitors and/or subscribers to our website should be subject to new or existing rules or regulations, our business model may be adversely affected and our operating costs may increase. In addition, as an Internet company it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction. Even if we were able to ascertain correctly in which jurisdictions we conduct business, many of these jurisdictions have yet to determine the application of their existing laws to Internet-related activities or develop laws that apply to such activities.

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

                          RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS IS CURRENTLY DEPENDENT ON THE CONTINUED PUBLIC INTEREST IN THE STOCK MARKET.

The volatility of the stock market in the 1990s generated unprecedented public interest in the stock market and trading. Our success depends upon the continued maintenance or growth of this interest. The subsequent downturn in the stock market may have been in part responsible for an overall decrease in subscription revenues since the end of our second fiscal quarter of 2001. Even though the market has recovered to some extent, our revenues have continued to decline. A number of factors that are out of our control could lead to a stagnate or depressed stock market which would likely decrease the public's interest in stock trading and financial information. If this were to happen, it is likely that we would lose a significant percentage of our then current and potential subscriber base.

OUR STOCK - AND TECHNOLOGY AND INTERNET STOCKS GENERALLY - HAVE BEEN AND MAY CONTINUE TO BE VOLATILE.

The market for our stock has been and is likely to continue to be highly volatile and subject to wide price and volume fluctuations. These variations are the result of many factors, most of which are beyond our control. Furthermore, Internet and technology related stocks generally have been subject to wide fluctuations in price and volume that often appear to be unrelated to the operating results of these companies. The burst of the dot-com bubble and continued volatility of the stock market has made it difficult for many dot-com companies to raise funds, and a number of such companies have gone bankrupt. Such volatility can present risks for investors. Moreover, such volatility often leads to securities litigation brought by investors who are seeking to recoup losses resulting from rapid and significant drops in price and/or volume. While we are not aware of any pending or threatened suit or basis therefor, such suits are costly and we could be adversely affected if such a suit were brought against us.

WE ARE IN AN INTENSELY COMPETITIVE BUSINESS WITH LOW BARRIERS TO ENTRY.

Our website's primary current competitors provide financial news, commentary and analysis on the Internet such as Yahoo Finance, Marketwatch, TheStreet.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com. Providing financial information and analysis over the Internet is a relatively new business, but it is already intensely competitive. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and we continue to face competition from traditional news and information sources including television and print. We expect competition from both sources to intensify and increase in the future. Many such competitors have substantially greater financial and other resources than we have.

Our major competitors currently include:

o Online financial news and information providers including Yahoo Finance, Marketwatch, TheStreet.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com;

o     Internet portals and search engines such as America Online, MSN and Yahoo;

o Traditional media sources such as The Wall Street Journal, The Financial Times, Barrons, CNN/Money, and MSN Money/CNBC, all of whom also have an Internet presence;

o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

o Online brokerage firms such as Ameritrade, E*Trade Financial, Charles Schwab, Fidelity, Harrisdirect and TD Waterhouse.

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

                     RISKS RELATED TO OUR CAPITAL STRUCTURE

WE HAVE LIMITED CASH RESOURCES WHICH EXPOSES US TO CLAIMS.

As of July 31, 2005, we had $660,865 in cash and as of October 31, 2005, we had approximately $315,000 in cash. Such low levels of cash restrict our ability to operate and expose us to claims and lawsuits whatever the merits of such claims may be. If a claim or lawsuit is pursued against us and we do not have adequate cash at the time to defend against it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Common Stock.

THE MARKET FOR OUR STOCK IS LIMITED.

Our Common Stock is traded on the Pink Sheets. Trading activity in our stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the Pink Sheets.

WE HAVE MATERIAL OUTSTANDING INDEBTEDNESS WHICH CAN ONLY BE REPAID BY ISSUING EQUITY.

In February 2005, we borrowed $2,000,000 and we may be forced to borrow more. Even if our borrowing is restructured, the only foreseeable repayment source at this time is sales of our equity. If we are unable to raise money by selling our Common Stock through our Equity Line Purchase Agreement or otherwise as required to pay our indebtedness and interest thereon in a timely fashion, we will be in default. In such event, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause to you to lose all or part of your investment in our Common Stock.

WE MAY NOT BE ABLE TO DRAW IN WHOLE OR IN PART ON THE EQUITY LINE PURCHASE AGREEMENT WITH CORNELL CAPITAL, WHICH WOULD ADVERSELY AFFECT OUR LIQUIDITY.

We entered into a $10 million equity line financing arrangement with Cornell Capital Partners, L.P. on April 9, 2002 and amended this arrangement on July 8, 2004 and July 21, 2004 to extend the term of the equity line. As of July 31, 2005, $4,035,000 of our existing equity line with Cornell Capital had been utilized excluding our $2,000,000 Promissory Note. The Equity Line Purchase Agreement, as amended, provides for the purchase by Cornell Capital of up to $10 million worth of shares of our Common Stock over a 48-month period ending on August 28, 2006. There are limitations on the amount of our equity line draws under the Equity Line Purchase Agreement with Cornell Capital. The maximum dollar amount we can draw on the equity line at any one time is $500,000. Cornell Capital's obligation to purchase our shares under the Equity Line Purchase Agreement is also dependent upon various conditions being satisfied. The most significant condition to closing is that the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and not be subject to any actual or threatened stop order or subject to any actual or threatened suspension at any time prior to any closing date. In addition, it is a condition to closing under the equity line that the shares of Common Stock issuable to Cornell Capital at the closing be authorized for trading on the Pink Sheets, Nasdaq OTC Bulletin Board or another market or exchange and such trading shall not have been suspended at any time by the SEC, Nasdaq or other regulatory authority from the date we deliver our put notice to Cornell Capital through the closing date of the drawdown. It is also a condition that on any given closing date, there shall be at least one bid for the Common Stock on the Pink Sheets or the Nasdaq OTC Bulletin Board. We are also required to have performed, satisfied and complied in full with all covenants set forth in the transaction documents and our representations and warranties set forth in those agreements must be true and correct at closing. If these conditions are not satisfied, we cannot require Cornell Capital to purchase our shares. In addition, we note that the obligation of Cornell Capital to complete its purchases under the equity line is not secured or guaranteed. If Cornell Capital does not have available funds at the time it is required to make a purchase or if Cornell Capital otherwise refuses to honor its obligation to us, we may not be able to force it to do so. If we are unable to draw in whole or in part on the Equity Line Purchase Agreement for any of the above-referenced reasons, our cash, cash equivalents, and securities will not be sufficient to meet our anticipated cash needs unless we obtain alternative financing. There can be no assurance that such financing will be available to us. If we are unable to meet our cash needs, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our Common Stock.

SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES TO CORNELL CAPITAL PARTNERS, L.P. PURSUANT TO THE EQUITY LINE PURCHASE AGREEMENT AND THE PROMISSORY NOTE.

As the market price for our Common Stock decreases, the number of shares that may be sold to Cornell Capital Partners, L.P. pursuant to our Equity Line Purchase Agreement and the Promissory Note will increase. If we were to require Cornell Capital to purchase our shares at a time when our stock price is depressed, our existing shareholders' interest in our company will be significantly reduced. We have registered 20,000,000 shares for sale to Cornell Capital pursuant to the Equity Line Purchase Agreement and we have reserved up to 3,500,000 shares of Common Stock for issuance to Cornell Capital for the exercise of puts under the Promissory Note. If we determine to sell Cornell Capital more than a total of 20,000,000 shares under the Equity Line Purchase Agreement, we would need to file an additional registration statement. Additionally, the Company has agreed to register the Common Stock sold to Cornell Capital on a registration statement on Form SB-2. In the event the proceeds from the sale of the Common Stock are insufficient to repay all amounts due under the Promissory Note, the Company has agreed to reserve additional shares of its Common Stock for issuance to Cornell Capital. Shareholders will experience significant dilution if, as the result of a declining market price of our Common Stock, we are forced to sell most or all of these shares to Cornell Capital. In addition, if Cornell Capital is unable to resell the shares we issue to it pursuant to the Equity Purchase Agreement, Cornell Capital could obtain a controlling interest in JAG Media.

To illustrate this potential for dilution under the Equity Purchase Agreement, the following table shows, based on the hypothetical variables shown in the table, (i) the fee payable to Cornell Capital, (ii) the net proceeds to be received by us, (iii) the number of shares we would issue to Cornell Capital,
(iv) the price Cornell Capital would pay for those shares, (v) the percentage of our currently outstanding shares represented by the number of shares issued to Cornell Capital and (vi) the amount of increase in the net tangible book value per share that would occur as a result of such issuance. Our net tangible book value as of July 31, 2005 was ($1,367,897), representing a net tangible book value per share of our Common Stock, based on the number of such shares outstanding as of October 26, 2005 of ($0.03).

                                                                                                          Increase in
                                                                                        Percent of        Net Tangible
 Market      Advance      Investor        Net          Number of       Purchase         Outstanding       Book Value
 Price      Amount (1)       Fee       Proceeds      Shares Issued     Price (2)         Shares(7)        Per Share
 -----      ----------    --------     --------      -------------     ---------    ------------------    ------------
$0.15 (3)    $500,000      $25,000     $475,000        3,496,503        $0.143              8%               $0.01
$0.11 (4)    $500,000      $25,000     $475,000        4,761,904        $0.105              11%              $0.01
$0.07 (5)    $500,000      $25,000     $475,000        7,462,686        $0.067              17%              $0.01
$0.04 (6)    $500,000      $25,000     $475,000       13,157,894        $0.038              29%              $0.01

(1) Represents the maximum individual advance amount under the Equity Line Purchase Agreement.
(2) Represents 95% of Market Price (as defined in the Equity Line Purchase Agreement).
(3) Represents the Market Price of our
    Common Stock assuming our put right was exercised on October 21, 2005.
(4) Represents a 25% decline in the Market Price of our Common Stock.
(5) Represents a 50% decline in the Market Price of our Common Stock.
(6) Represents a 75% decline in the Market Price of our Common Stock.
(7) Based on 44,751,212 shares of Common Stock issued and outstanding as of October 26, 2005.

THE RESALE BY CORNELL CAPITAL PARTNERS, L.P. OF OUR SHARES MAY LOWER THE MARKET PRICE OF OUR COMMON STOCK.

The resale by Cornell Capital Partners, L.P. of the Common Stock that it purchases from us under the Equity Line Purchase Agreement and Promissory Note will increase the number of our publicly traded shares, which could lower the market price of our Common Stock. Moreover, the shares that we sell to Cornell Capital will be available for immediate resale. There are no contractual restrictions on the ability of Cornell Capital to offer shares issued to it pursuant to the Equity Line Purchase Agreement and Promissory Note. Under the Promissory Note, Cornell Capital holds puts which can be exercised every fourteen days and we may continue to exercise our put right under the Equity Line Purchase Agreement every five trading days. If Cornell Capital continues to immediately resell such shares, our market price could decrease significantly and you could experience significant dilution. In addition, the mere prospect of such transactions could lower the market price for our Common Stock. The shares of our Common Stock issuable to Cornell Capital under the equity line facility will be sold at a 5% discount to the defined market price of our Common Stock at the time of the sale. During July 2005, our Common Stock traded at an average of approximately $0.10 per share. If we were to require Cornell Capital to purchase our Common Stock when our stock price is low, our existing Common Stockholders would experience substantial dilution.

Because Cornell Capital is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. In the past we believe it has done so. If our Common Stock market price does decline, this could further accelerate sales of our Common Stock as it would require us to sell more shares under the equity line to raise the same amount of money. In addition, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage third parties to engage in short sales of our Common Stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our Common Stock. These factors could also make it more difficult for us to raise funds through future offerings of Common Stock.

A LARGE PERCENTAGE OF OUR STOCK COULD BE OWNED BY RELATIVELY FEW PEOPLE, INCLUDING CORNELL CAPITAL AND OUR OFFICERS AND DIRECTORS.

As of October 26, 2005, our named executive officers and directors beneficially owned or controlled a total of approximately 935,000 shares, or approximately 2% of our issued and outstanding capital stock. Taking into account shares issuable pursuant to our Promissory Note and Equity Line Purchase Agreement with Cornell Capital, we estimate that Cornell Capital Partners, L.P. could beneficially own up to 39,766,666 shares of our Common Stock, or approximately 47% of our issued and outstanding capital stock. If all or most of these shares are issued to, and held by, Cornell Capital, these persons, acting in concert, could be able to control the disposition of any matter submitted to a vote of stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of us. In addition, if these persons choose to sell all or a substantial number of shares of our Common Stock in the public market at or about the same time, such sales could cause the market price of our Common Stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE PINK SHEETS, OUR STOCK IS CONSIDERED BY THE SEC A "PENNY STOCK," WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

Our Common Stock does not currently qualify for listing on the Nasdaq Stock Market, and we do not anticipate that we will qualify for such a listing in the foreseeable future in the absence of a significant merger or acquisition. If our Common Stock continues to be quoted on the Pink Sheets or Nasdaq OTC Bulletin Board, and if the trading price of our Common Stock remains less than $5.00 per share, our Common Stock is considered a "penny stock," and trading in our Common Stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be large price fluctuations.

WE MAY NOT RECEIVE ALL OF THE PROCEEDS THAT WE ANTICIPATE FROM OUR AGREEMENT WITH CORNELL CAPITAL PARTNERS, L.P.

Our Equity Line Purchase Agreement requires Cornell Capital Partners, L.P. to purchase up to $10,000,000 of our shares, as we elect from time to time. As of July 31, 2005, $4,035,000 of our existing equity line with Cornell Capital had been utilized with a balance of $5,965,000 remaining available under the equity line which must also cover our $2,000,000 Promissory Note. We have registered 20,000,000 shares to sell to Cornell Capital under such agreement of which 8,129,540 shares have been sold. Since the price at which we will sell our shares to Cornell Capital is at a 5% discount to the average market price of our Common Stock, if our closing stock price is less than $0.50 per share on the day prior to the date of sale, we will receive gross proceeds of less than $5,965,000, unless we determine to file an additional registration statement. In addition, depending on the trading volume and market price of our shares, we may not be able to raise funds through the sale of shares to Cornell Capital as fast as we would like or as much as we would like.

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

YOUR OWNERSHIP OF SHARES IN JAG MEDIA COULD BE IN DOUBT DUE TO POSSIBLE NAKED SHORTING OF OUR COMMON STOCK

Our Board of Directors believes, but cannot confirm, that speculators may have engaged in a practice commonly known as a "naked short" sale of our stock, which means that certain brokers may be permitting their short selling customers to sell shares of our stock that their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. Consequently, there may be a substantial number of purchasers who believe they are stockholders of JAG Media but who in fact would not be stockholders since their brokers may never have received any shares of JAG Media for their account. In addition, investors who believe they are stockholders may not have received our stock dividend to which they are entitled or may have been deprived of the right to vote some or all of their shares. See Item 1. Description of Business - Stock Dividend on page 12 of this Annual Report on Form 10-KSB.

Naked short selling can be illegal if done with the conscious intention of leaving the short position as a paper entry indefinitely or if delivery of any shares sold is not made in accordance with requirements of Regulation SHO. The Securities and Exchange Commission has recognized that abuses exist with respect to naked short sales of OTC Bulletin Board stocks and has recently adopted Regulation SHO rules to address the practice. Because naked shorting may result in an artificial depression of our stock price, you could lose all or part of your investment in our Common Stock.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive and administrative headquarters is currently located at 6865 SW 18th Street, Suite B13, in Boca Raton, Florida. We rent this space at a cost of $1,250 per month. The servers for our websites are housed at separate locations as indicated above (see "Website Technical Information"). We believe that we will be able to locate suitable new office space and obtain a suitable replacement for our Florida office space, if our lease is not renewed, on commercially reasonable terms.

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

After plaintiffs filed their third amended complaint, 78 out of the total of approximately 150 defendants again filed a motion to dismiss the lawsuit. On September 6, 2004, the Court entered an order granting the moving defendants' motion to dismiss the lawsuit, again citing various deficiencies in the pleadings. The Court did not grant the plaintiffs leave to replead.

The plaintiffs and the moving defendants have since stipulated to the entry of a final judgment dismissing the third amended complaint against the moving defendants with prejudice. As part of this stipulation, the parties have agreed that upon entry of final judgment, the parties will (a) waive their right to attorneys fees or seek sanctions and bear their own costs and (b) not appeal the judgment.

On December 3, 2004, the Company announced that its original counsel had assigned its legal retainer agreement in connection with the lawsuit to a legal consortium consisting of various law firms and other consultants throughout the country, which includes the Company's original counsel. The Company has met with its new attorneys and is currently evaluating with them its options for recommencing an action against certain defendants and possibly other parties in light of the court's order.

Bay Point Investment Partners, LLC has threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim relates to its purchase of shares of the Company's stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleges, among other things, various disclosure failings as well as the Company's failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. Bay Point has made various requests but has most recently sought a payment while continuing to hold all of its shares in the Company. The Company believes it has meritorious defenses to Bay Point's claims.

On March 4, 2005, the Company settled a dispute with a consultant in connection with his performance of various investment banking services for the Company. The claim was settled for $175,000, of which $100,000 was paid in cash and the balance was paid by issuing 250,000 shares of common stock with an aggregate fair value of $75,000. The cost of the settlement was accrued as of January 31, 2005 and has been included in operations for the year ended July 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

On April 8, 2002, we effected a recapitalization of our Common Stock pursuant to which each one and one-tenth (1.1) shares of our outstanding common stock was reclassified into one (1) share of Class A Common Stock and one-tenth (1/10th) of a share of Series 1 Class B Common Stock. A public trading market for such Series 1 Class B Common Stock never developed.

On June 4, 2004, we effected a second recapitalization pursuant to which each share of our outstanding Class A Common Stock and Series 1 Class B Common Stock was reclassified into one (1) share of new Common Stock.

Our Class A Common Stock traded through June 4, 2004 in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol JGMHA. Thereafter, our Common Stock traded in the over-the-counter market on the Pink Sheets under the symbol JAGH. The following table reflects quarterly high and low bid prices of our Class A Common Stock and Common Stock from August 1, 2003 through July 31, 2005. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                     High              Low
                                                     ----              ---
Fiscal Year 2004
----------------
First Quarter, ending October 31, 2003............   0.67              0.30
Second Quarter, ending January 31, 2004...........   1.00              0.25
Third Quarter, ending April 30, 2004..............   1.45              0.51
Fourth Quarter, ending July 31, 2004..............   1.10              0.30

Fiscal Year 2005
----------------
First Quarter, ending October 31, 2004............   1.10              0.15
Second Quarter, ending January 31, 2005...........   0.65              0.15
Third Quarter, ending April 30, 2005..............   0.52              0.11
Fourth Quarter, ending July 31, 2005..............   0.30             0.001

We issued shares of our Series 2 Class B Common Stock to holders of record as of April 14, 2003 of our then Class A Common Stock. We issued shares of our Series 3 Class B Common Stock to an investor in June 2003 and to an investor in September 2003. A public trading market for the Series 2 Class B Common Stock and the Series 3 Class B Common Stock never developed.

As of October 26, 2005, there were 2,396 stockholders of record of our Common Stock. On October 26, 2005, the closing bid price for our Common Stock was $0.20.

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

As of July 31, 2005, we had (i) 44,747,799 shares of Common Stock issued and outstanding, (ii) 380,829 shares of Series 2 Class B Common Stock, (iii) 21,500 shares of Series 3 Class B Common Stock issued and outstanding, and (iv) no shares of preferred stock issued and outstanding.

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

Mandatory Redemption. Each share of Series 2 Class B Common Stock and Series 3 Class B Common Stock must be redeemed by JAG Media, to the fullest extent permitted by law, within six months (or as soon thereafter as permitted by law) following final resolution of our lawsuit against certain brokerage firms (JAG Media Holdings, Inc. v. A.G. Edwards & Sons et al.) in U.S. District Court for the Southern District of Texas or any successor or other lawsuit relating to the subject matter thereof in which JAG Media is named as a plaintiff, which date shall be determined by the Board of Directors. The redemption price for each share of the Series 2 Class B Common Stock shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing (a) ninety percent of the net proceeds to us of the lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Series 2 Class B Common Stock issued and outstanding as of the redemption date, which amount shall be rounded to the nearest whole cent. The redemption price for each share of the Series 3 Class B Common Stock shall be equal to the greater of (i) par value or (ii) .0025% of ten percent of the net proceeds to JAG Media of the lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount, which amount shall be rounded to the nearest whole cent. Redemption of the Series 2 Class B Common Stock and Series 3 Class B Common Stock would be subject to the restrictions set forth in Section 78.288 of the Nevada Revised Statutes which provides that a corporation may not make a distribution to its stockholders if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities.

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

Anti-Takeover Effects. The Amended and Restated Articles of Incorporation of JAG Media could have a potential anti-takeover effect with respect to JAG Media. Our recapitalization implemented in 2004 involved the authorization of 100,440,000 additional shares of stock. Without further stockholder action, the Board of Directors of JAG Media could authorize the issuance of all or any part of such additional shares, including Preferred Stock with special voting rights by class or with more than one vote per share, to a "white knight" in order to deter a potential buyer of JAG Media. As a result, the recapitalization might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media. As of the date of this Annual Report on Form 10-KSB, except as disclosed elsewhere herein, management knows of no specific effort to accumulate securities of JAG Media or to obtain control of JAG Media by means of a merger, amalgamation, tender offer or solicitation in opposition to management or otherwise, except Cryptometrics, Inc., as discussed above under Item 1. Description of Business - Our Business Strategy on page 5 of this Report on Form 10-KSB.

OPTIONS

As of July 31, 2005, we had options outstanding to purchase an aggregate of 2,510,000 shares of our Common Stock at exercise prices ranging from $0.02 to $3.50 per share, subject to certain vesting requirements, at any time prior to various dates through March 2012, provided, however, that certain of these options will expire prior to such dates upon the termination of certain contracts with us.

WARRANTS

As of July 31, 2005, we had no warrants outstanding.

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

RECENT SALE OF UNREGISTERED SECURITIES

We have made the following sales of unregistered securities within the last three years:

As of April 9, 2002, we entered into a $10,000,000 Equity Line Purchase Agreement with Cornell Capital Partners, L.P., a limited partnership managed by Yorkville Advisors Management, LLC, a Delaware limited liability company, pursuant to which we can put our shares of Common Stock, once registered with the SEC, from time to time, at a purchase price equal to 95% of the lowest closing bid price for such shares over the five trading days preceding the sale of such shares. In connection with this Equity Line Purchase Agreement, we issued Westrock Advisors, Inc. a placement agent fee of 10,000 shares of its Common Stock. We also have agreed to pay a 5% cash fee to Cornell Capital payable out of each drawdown under the equity line. The investments under this Equity Line Purchase Agreement have been made in reliance upon Regulation D. No puts were made under the Equity Line during the year ending July 31, 2002.

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

Price Per Share            Number of Shares Sold              Date Sold
---------------            ---------------------              ---------
$0.33                      757,576                            September 9, 2002
$0.27                      1,111,111                          September 19, 2002
$0.21                      2,380,952                          October 18, 2002
$0.456                     131,579                            November 18, 2002
$0.532                     939,850                            December 4, 2002
$0.91                      302,198                            December 30, 2002
$0.45(Average Price)       5,623,266 (Total Shares Sold)
====================       =============================

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

During the fiscal year ended July 31, 2004, Cornell Capital was required to pay $2,150,000 and it received 2,506,274 shares of Common Stock as a result of the exercise of put options under the Equity Line Purchase Agreement, and we received proceeds of $2,042,500 net of $107,500 of placement fees. The per share prices and the number of shares sold under the equity line during the period covered by this report are as follows:

Price Per Share            Number of Shares Sold              Date Sold
---------------            ---------------------              ---------
$0.67                      179,104                            January 29, 2004
$0.75                      353,333                            February 11, 2004
$0.84                      386,905                            February 25, 2004
$0.91                      291,209                            March 8, 2004
$0.97                      515,464                            March 16, 2004
$0.88                      198,864                            March 24, 2004
$0.86                      581,395                            April 1, 2004
$0.84 (Average Price)      2,506,274 (Total Shares Sold)
=====================      =============================

Pursuant to the Business Sale Agreement dated November 24, 2004 by and among the Company, TComm Limited and Pixaya, we issued 250,000 shares of Common Stock to TComm Limited on November 24, 2004 as partial consideration for our purchase of the business and assets of TComm Limited. The issuance of such securities to TComm was not subject to registration pursuant to Regulation S of the Securities Act of 1933, as amended.

In consideration for his services in assisting the Company consummate the acquisition of the business and assets of TComm Limited, on December 28, 2004, we issued 12,500 shares of our Common Stock to Frank G. Abernathy. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

During the fiscal year ended July 31, 2005, Cornell Capital did not purchase any shares of Common Stock as a result of the exercise of put options under the Equity Line Purchase Agreement.

PURCHASES OF EQUITY SECURITIES

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended on July 31, 2005.

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

We have adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as equipment and capitalized website development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment". The provisions of SFAS 123R, as amended, will be effective for the Company in the first quarter of its fiscal year ending July 31, 2006. Management is assessing the implications of this revised standard, which may materially impact the Company's consolidated results of operations in the first quarter of fiscal year 2006 and thereafter.

Due to uncertainties related to, among other things, the extent and timing of future taxable income, we have recorded a full valuation allowance to reduce our deferred tax assets. A positive adjustment to income will be required in future years if we determine that we could realize these deferred tax assets.

RELATED PARTY TRANSACTIONS

On April 1, 2002, two of our executive officers loaned JAG Media a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, were payable on April 30, 2004 and bore interest at an annual rate of 9%. The loans were repaid in full, including interest, in March 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not party to any off-balance sheet arrangements.

YEAR ENDED JULY 31, 2005 AS COMPARED TO YEAR ENDED JULY 31, 2004

                                                         Year Ended July 31,
                                                 ----------------------------------
                                                     2005                  2004                 Change
                                                     ----                  ----                 ------
Revenues                                         $    239,651          $    253,256          $   (13,605)
                                                 ------------          ------------          -----------

Operating expenses:
     Cost of revenues                                 152,371               272,161             (119,790)
     Selling expenses                                  43,441                13,698               29,743
     General and administrative expenses            1,745,455             1,951,876             (206,421)
                                                 ------------          ------------          -----------
            Totals                                  1,941,267             2,237,735             (296,468)
                                                 ------------          ------------          -----------

Loss from operations                               (1,701,616)           (1,984,479)             282,863

Other income (expense):
     Write-off of goodwill                            (50,586)                                   (50,586)
     Interest income                                    8,543                 3,485                5,058
     Interest expense                                (145,506)              (23,930)            (121,576)
     Loss from retirement of assets                                            (713)                 713
                                                 ------------          ------------          -----------
Net loss                                         $ (1,889,165)         $ (2,005,637)         $   116,472
                                                 ============          ============          ===========

REVENUES

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. The decrease in subscription revenues during the year ended July 31, 2005 was due primarily to a lack of advertising and increased competition. While our revenues do include revenues from other sources, these other revenues are not material to our operations as a whole.

COST OF REVENUES:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our website, costs in connection with the development and maintenance of the website, and payments to commentators and employees for their reports that are posted on our website.

During the year ended July 31, 2005, consulting fees were approximately $113,300 as compared to approximately $219,000 for the year ended July 31, 2004. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $35,000 and $144,000 for the years ended July 31, 2005 and 2004, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our website decreased commensurate with our decrease in revenues.

SELLING EXPENSES:

Selling expenses consist primarily of advertising and other promotional expenses. This increase results primarily from new sales and marketing expenses of Pixaya, our United Kingdom subsidiary.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to our efforts to better contain costs. In addition, in the year ended July 31, 2004, we incurrred legal and data processing expenses related to proposed acquisitions and $150,000 of severance payments in connection with the resignation of our CEO.

INTEREST EXPENSE:

The increase results from borrowings under our Promissory Note payable to Cornell Capital.

LIQUIDITY AND CAPITAL RESOURCES:

We only generated revenues of approximately $240,000 and $253,000 and we incurred net losses of approximately $1,889,000 and $2,006,000 and cash flow deficiencies from operating activities of approximately $1,524,000 and $1,700,000 for the years ended July 31, 2005 and 2004, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least July 31, 2006 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

As further explained below, we entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, we are able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. The Equity Line became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier at the discretion of the Company. As of July 31, 2005 and October 12, 2005, we had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at our discretion, the purchases are subject to certain conditions and the ability of the investment partnership to fund the purchases.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and website operations and obtain sufficient financing from our 2002 Equity Line Agreement described below before it expires in August 2006 or through other financing agreements to enable us to continue as a going concern through at least July 31, 2006. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

On November 24, 2004, we entered into a Business Sale Agreement with TComm Limited, a company organized in the United Kingdom, and Pixaya (UK) Limited (formerly known as TComm (UK) Limited), a company newly organized in the United Kingdom and a wholly-owned subsidiary of the Company. The Company entered into the transaction to access the seller's development stage software, which the Company believed offered a new platform for delivery of the Company's services as well as being valuable in its own right. Effective October 3, 2005, TComm
(UK) Limited formally changed its name to Pixaya (UK) Limited.

The transactions contemplated by the Business Sale Agreement were consummated on November 24, 2004. Under the Business Sale Agreement, Pixaya purchased TComm Limited's software development business, which is focused on streaming video solutions, and all of its assets related to that business. The business acquired had not generated any significant revenue as of the date of the acquisition or through July 31, 2005.

At the time of acquisition Pixaya was in various stages of development of 4 products: (1) TComm TV, which delivers on-demand video/audio clips to various java-based and Symbian-based mobile phones; (2) CCMTV, which consists of software programs and related hardware intended to permit field personnel to send real-time video streams from the field to a central location where they can be viewed by one or more persons; (3) Eye Contact, which is a network-based internal communications system for business that enables employees to communicate securely face-to-face from their own desks; and (4) TComm Messenger, which is a network based instant video messaging platform that allows employees of an organization to communicate securely in real-time within their offices and from remote locations.

After reviewing the above product line, we determined that several adjustments in the product line were desirable. In this regard Pixaya has discontinued development of the Eye Contact and TComm Messenger products. Pixaya has re-branded CCMTV as "SurvayaCam" and TComm TV as "Pixaya Mobile" and is further developing Pixaya Mobile with a view to supporting the delivery of our fast-breaking financial information products. In addition, Pixaya is developing a new product named "SOS Guides," which are mobile travel guides that will be made available to users on their mobile phones. Pixaya intends to market the SOS Guides to travel agents, metropolitan tourist bureaus and other travel related companies.

The purchase price paid to TComm Limited consisted of (i) 250,000 shares of our common stock, having a value based on the closing price of our common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,000 in cash. The purchase price was allocated to the fair value of assets and goodwill as follows:

           Equipment                     $11,000
           Other Assets                      100
           Goodwill                       50,400
                                         -------
           Total                         $61,500
                                         =======

As of January 31, 2005 the management tested the goodwill for impairment and concluded that it had been impaired. Therefore, we have recognized a charge of $50,400 for the write-off of goodwill in the year ended July 31, 2005.

In addition, TComm Limited has agreed not to compete with the business conducted by Pixaya for a period of two years from the closing date of the transaction. The Business Sale Agreement also contains customary representations and warranties. TComm Limited has agreed to indemnify Pixaya for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000. TComm Limited has entered into a lockup agreement with us pursuant to which it has agreed not to sell or otherwise transfer the Common Stock for a period of one year.

In connection with entering into the Sale Agreement, Pixaya entered into employment agreements on November 24, 2004 with 4 individuals, all of whom were previously employed by TComm Limited. The employment agreements have a term of 3 years and automatically renew unless terminated by either party. As a result, our obligations for cash payments under the employment agreements subsequent to July 31, 2005 will total $345,000 as follows:

                     Year ending                         Amount
                     -----------                         ------
                    July 31, 2006                       $144,000
                    July 31, 2007                       $151,000
                    July 31, 2008                       $ 50,000
                                                        --------
                         Total                          $345,000
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

The employees have each agreed not to compete with the business conducted by Pixaya for a specified period ranging from six months to 12 months once their employment with Pixaya has terminated.

TComm Limited had no revenues for the years ended July 31, 2005.

Our cash and cash equivalent position of approximately $661,000 as of July 31, 2005 results primarily from our borrowing from Cornell Capital Partners L.P. under our $2,000,000 Promissory Note made during the year ended July 31, 2005 described below.

On April 9, 2002, we entered into an Equity Line Purchase Agreement with Cornell Capital Partners L.P. pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available to us on August 28, 2002, and will remain available through August 28, 2006 unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by us from Cornell Capital in connection with each put. The timing and amount of the required purchases shall be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before we can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line Purchase Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, we may not be able to force it to do so. We have issued 10,000 shares of our common stock to a placement agent as of the effective date as consideration for their services in connection with the Equity Line Purchase Agreement.

During the year ended July 31, 2005, no shares of common stock were issued pursuant to the Equity Line Purchase Agreement. During the year ended July 31, 2004, 2,506,274 shares of Common Stock were sold under the Equity Line Purchase Agreement yielding aggregate net proceeds of $2,042,500 to the Company. As of July 31, 2005, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the 2002 Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006.

On January 25, 2005, we entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005. On August 5, 2005, we and Cornell Capital agreed, as permitted under the Promissory Note to extend for three months the date by which we must pay all amounts due under the Promissory Note. The face amount of the Promissory Note (as amended) and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Agreement or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension is mutually agreed to by the parties in writing.

Pursuant to the Promissory Note, we have agreed to deposit in escrow 35 put notices under the Equity Line Agreement in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the Promissory Note (as extended), the put notices held in escrow will be released every fourteen (14) days commencing November 4, 2005. Cornell Capital has, however, recently informed the Company that it is returning the puts for the Company's shares that it currently holds while it discusses with the Company the restructuring of the Promissory Note. We have also agreed to reserve out of our authorized but unissued shares of common stock 3,500,000 shares of our common stock (the "Reserved Shares") to be delivered to Cornell Capital under the Equity Line upon use of such put notices. We have paid to Cornell Capital a fee of $100,000 in connection with this transaction which has been recorded as a debt discount and is being amortized over the life of the loan.

We have the option to repay the amounts due under the Promissory Note and to withdraw any put notices yet to be effected provided that each repayment is in an amount not less than $25,000. In addition, we have the right to accelerate the delivery of one or more put notices and to select the specific put notice to be so accelerated. If the Promissory Note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest at a rate of 14% per year or the highest permitted by applicable law, if lower.

Upon an event of default (as defined in the Promissory Note), the entire principal balance and accrued interest of the Promissory Note, and all other obligations of our Company under the Promissory Note, would become immediately due and payable without any action on the part of Cornell Capital.

During the year ended July 31, 2005, we used cash of approximately $1,524,000 in our operations to fund our net loss.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2005 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the year ended July 31, 2005 and 2004 or that they will have a significant effect at the time they become effective.

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment". The provisions of SFAS 123R, as amended, will be effective for the Company in the first quarter of its fiscal year ending July 31, 2006. Management is assessing the implications of this revised standard, which may materially impact the Company's consolidated results of operations in the first quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued SFAS No. 153, "Exchange of Non-monetary Assets, and amendment of APB Opinion 29, Accounting for Non-monetary Transaction" ("SFAS 153). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of JAG Media provided pursuant to Item 7 of this Annual Report on Form 10-KSB are attached separately at the rear of this Annual Report on Form 10-KSB. Please see the index below.

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm.........................F-2

Consolidated Balance Sheet July 31, 2005........................................F-3

Consolidated Statements of Operations Years Ended July 31, 2005 and 2004........F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Years Ended July 31, 2005 and 2004..............................................F-5

Consolidated Statements of Cash Flows Years Ended July 31, 2005 and 2004........F-6

Notes to Consolidated Financial Statements......................................F-7 - F-22

                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the fiscal year ended July 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing summarizing and recording thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the fiscal quarter ended July 31, 2005, there has not occurred any change in JAG Media's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, JAG Media's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Following is certain information about our executive officers and directors.

Thomas J. Mazzarisi, age 48, is our Chairman of the Board, Chief Executive Officer and General Counsel. Previously, Mr. Mazzarisi served as our Executive Vice President and General Counsel from March 1999 to April 2, 2004 and as our Chief Financial Officer from November 9, 2001 to April 2, 2004. Mr. Mazzarisi has been a member of our Board of Directors since July 1999. From 1997 until joining JAG Media Holdings, Inc., Mr. Mazzarisi practiced law from his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the former law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.

Stephen J. Schoepfer, age 46 is our President, Chief Operating Officer, Chief Financial Officer and Secretary. Previously, Mr. Schoepfer served as our Executive Vice President, Chief Operating Officer and Secretary from July 1999 to April 2, 2004. Mr. Schoepfer has been a member of our Board of Directors since July 1999. Prior to joining the Company in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal 2005, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

                                 CODE OF ETHICS

We have adopted a Code of Ethics (our "Code of Ethics") that applies to our chief executive officer and chief financial officer. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to the attention: Thomas J. Mazzarisi, Chairman, Chief Executive Officer and General Counsel, JAG Media Holdings, Inc., 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain summary information regarding compensation paid to our Chief Executive Officer and our President for services rendered during the fiscal years ended July 31, 2003, 2004 and 2005. Except as listed in the table below, no executive officer holding office in fiscal year 2005 received total annual salary and bonus exceeding $100,000. No such officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation not reflected below.

                               ANNUAL COMPENSATION

                                                                                                Long-Term
                                                                                               Compensation
                                                                                               Common Shares
                                                                              Other              Subject to
                                    Fiscal                                    Annual              Options        All Other
Name and Principal Position          Year         Salary      Bonus        Compensation           Granted       Compensation
---------------------------         ------        ------      -----        ------------          -----------    ------------
Thomas J. Mazzarisi,                 2005        $150,000       --              --                   --              --
Chairman of the Board,
Chief Executive Officer and          2004        $150,000       --              --                   --              --
General Counsel
                                     2003        $150,000       --              --                   --              --

Stephen J. Schoepfer,                2005        $150,000       --              --                   --              --
President, Chief Operating
Officer, Chief Financial             2004        $150,000       --              --                   --              --
Officer and Secretary
                                     2003        $150,000       --              --                   --              --

OPTION GRANTS IN FISCAL YEAR 2005

No freestanding SARs or restricted stock awards were granted to, or exercised by, any of our named executive officers during the fiscal year ended July 31, 2005.

The following table sets forth information regarding options to acquire shares of our Common Stock granted under our Long-Term Incentive Plan to Thomas J. Mazzarisi (our Chairman, Chief Executive Officer and General Counsel) and Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary) during the fiscal year ended July 31, 2005.

                OPTION GRANTS IN PERIOD BEGINNING AUGUST 1, 2004
                            AND ENDING JULY 31, 2005

                                                  Percentage of
                                                  Total Options
                                                   Granted to
                                                Employees in the
                                Number of       period beginning
                               Securities        August 1, 2004      Exercise or
                           Underlying Options       and ended      Base Price Per    Market Price on     Expiration
Name                             Granted          July 31, 2005       ($/Share)     the Date of Grant       Date
----                       ------------------    ----------------  --------------   -----------------    ----------
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

We did not reprice any stock options during our fiscal year ended July 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2005

                                                                                                             Number of
                                                                                                            securities
                                                                                                             remaining
                                                                                                           available for
                                                                                                          future issuance
                                                                                                           under equity
                                                            Number of securities     Weighted average   compensation plans
                                                              to be issued upon     exercise price of       (excluding
                                                                 exercise of           outstanding          securities
                                                            outstanding options,    options, warrants      reflected in
                                                             warrants and rights        and rights          column (a))
                                                                     (a)                   (b)                  (c)
                                                           -----------------------  ------------------  -------------------
Equity compensation plans approved by security
holders..................................................     Not applicable         Not applicable      Not applicable

1999 Long-Term Incentive Plan (not approved by
security holders)........................................        2,010,000               $ .02            3,990,000(1)

Individual Compensation Arrangements (not approved
by security holders).....................................          500,000               $3.50           Not applicable
                                                                 ---------               -----            ---------
          Total..........................................        2,510,000(2)            $ .79            3,990,000(1)
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

(2) See Note 6 to Financial Statements.

OPTION EXERCISES IN FISCAL YEAR 2005

The following table sets forth certain information regarding the stock options exercised during the fiscal year ended July 31, 2005 and the stock options held as of July 31, 2005 by Thomas J. Mazzarisi (our Chairman, Chief Executive Officer and General Counsel) and Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary).

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                            Number of Shares Underlying
                              Shares                        Unexercised Options at July     Value of Unexercised In-the-Money
                             Acquired                                 31, 2005                   Options at July 31, 2005
                               on                           ----------------------------   ----------------------------------
Name                         Exercise     Value Realized    Exercisable    Unexercisable   Exercisable          Unexercisable
----                         --------     --------------    -----------    -------------   -----------          -------------
Thomas J. Mazzarisi             0               0             500,000            0          $ 40,000                 0
Stephen J. Schoepfer            0               0             250,000            0          $ 20,000                 0

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

The plan will generally be administered by a committee appointed by the board of directors, except that the board will itself perform the committee's functions under the plan for purposes of grants of awards to directors who serve on the committee. The board may also perform any other function of the committee and is currently serving as the committee. The committee generally is empowered to select the individuals who will receive awards and the terms and conditions of those awards, including exercise prices for options and other exercisable awards, vesting and forfeiture conditions, performance conditions, the extent to which awards may be transferable and periods during which awards will remain outstanding. Awards may be settled in cash, shares, other awards or other property, as the committee may determine.

The maximum number of shares that may be subject to outstanding awards under the plan will not exceed 6,000,000 shares of Common Stock. As of July 31, 2005, there were a total of 2,010,000 shares of Common Stock subject to outstanding options granted under the plan. These options are exercisable at prices ranging from $0.02 to $1.00 per share.

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

EMPLOYMENT CONTRACTS

MAZZARISI AND SCHOEPFER EMPLOYMENT AGREEMENTS

On August 31, 2001, we entered into amended and restated three-year employment agreements with each of Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary) and Thomas J. Mazzarisi (our Chairman of the Board, Chief Executive Officer and General Counsel). On November 3, 2005, certain of the provisions of the amended and restated employment agreements were amended. Each of these employment agreements now expires on August 31, 2007 and provides for an annual base salary of $150,000. In addition, each executive is entitled to receive annual incentive stock option bonuses as follows:

o Option for 500,000 shares of Common Stock if the average closing bid price of our Common Stock for the year ended August 31, 2006 under the contract is $1.00 or greater;

o Option for 500,000 shares of Common Stock if the average closing bid price of our Common Stock for the year ended August 31, 2007 under the contract is $2.00 or greater; and

Such options are exercisable at fair market value as defined in the employment agreements as recently amended, determined with respect to the indicated year end.

No annual incentive stock option bonuses have been earned to date under the employment agreements.

The executives shall also be granted an option to purchase a 5% ownership interest in any subsidiary that JAG Media successfully creates and spins off during the term of their employment contracts.

Pursuant to these employment agreements, each of the above named executives is entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to other employees of JAG Media. In the event JAG Media terminates the employment of any of such executives without cause or such executive resigns for good reason as defined in the employment agreements, such executive shall be entitled to receive (i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term (the Severance Period), (ii) a lump sum cash payment equal to the executive's highest rate of annual salary in effect during the term multiplied by the Severance Period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive's then current salary rate and (iv) accelerated vesting of all of the executive's outstanding stock options. Such cash payments will be made within 10 days of termination of employment, and shall not be subject to offset for amounts earned by the executive in respect of any subsequent employment, nor is the executive required to seek any such subsequent employment.

Further, immediately prior to a "change in control" (as defined in our Long-Term Incentive Plan) of JAG Media, the above-named executives shall also be granted an option to acquire 1,000,000 shares of our Common Stock (subject to equitable adjustments for stock splits, etc.) at an exercise price equal to the fair market value of the average closing bid price of the Company's stock for the 30 days prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Generally, under our Long-Term Incentive Plan a "change in control" shall be deemed to have occurred (i) if there is an acquisition of 30% or more of our then outstanding shares of Common Stock, (ii) Messrs. Mazzarisi and Schoepfer cease for any reason to constitute at least a majority of the members of our Board, or (iii) a merger, consolidation, recapitalization, reorganization, sale or disposition of all or a substantial portion of our assets, or similar transaction shall have occurred. However, a change in control shall not be deemed to have occurred if consummation of such a transaction would result in at least 70% of the total voting power represented by the voting securities of JAG Media outstanding immediately after such transaction being beneficially owned by at least 75% of the holders of outstanding voting securities of JAG Media immediately prior to the transaction, with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction.

In the unlikely event that we issue to Cornell Capital under the equity line more than approximately 19,180,000 shares of our Common Stock and Cornell Capital does not sell any such shares and we issue no other shares, such issuance to Cornell Capital would result in the acquisition by Cornell Capital of more than 30% of our then outstanding shares of Common Stock and would trigger the change in control provisions in the employment agreements of our executive officers. As a result, each of Messrs. Mazzarisi and Schoepfer would be granted an option to acquire 1,000,000 shares of our Common Stock at an exercise price equal to the fair market value of the stock prior to such change in control, which option would be fully vested and immediately exercisable in full and expire on a date which would be the earlier of ten years from such change in control and three years after termination of such person's employment. The occurrence of the change of control would also permit each executive to resign from JAG Media if they so chose and be entitled to all of the severance benefits described above, including medical and life insurance coverage, accelerated vesting of outstanding stock options and certain lump sum cash payments.

In lieu of options previously granted which were cancelled, we granted on August 31, 2001 to each of Messrs. Mazzarisi and Schoepfer options to purchase an aggregate of 1,000,000 shares of our Common Stock exercisable at a price per share of $0.02, all of which vested immediately upon the execution of the amended and restated agreements. These options are subject to the terms of our 1999 Long-Term Incentive Plan, as amended, and may be exercised, in whole or in part, by the executives on a cashless basis.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of October 26, 2005 (except as otherwise indicated) by (i) each person known by JAG Media to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and nominee to be a director, (iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name & Address of Beneficial Owner                 Number of Shares Beneficially Owned           Percentage of Class
-----------------------------------------------    ------------------------------------------    ---------------------
Gary Valinoti                                      5,102,000(1)(2)(3)(4)                         11.2%
4 Page Drive
Red Bank, NJ 07701

Thomas Mazzarisi (Chairman of the Board,           610,000(1)(5)                                 1.3%
Chief Executive Officer and General Counsel)
6865 SW 18th Street, Suite B13,
Boca Raton, Florida 33433

Stephen Schoepfer (President,                      325,000(1)(6)                                 *
Chief Operating Officer,
Chief Financial Officer and Director)
6865 SW 18th Street, Suite B13,
Boca Raton, Florida 33433

All executive officers and directors as a          935,000(1)(5)(6)                              2.2%
group (2 persons)

-------------
* Less than one percent

(1) Based on 44,751,212 shares of Common Stock issued and outstanding as of October 26, 2005, plus the number of shares of Common Stock which the beneficial owner has the right to acquire within 60 days, if any.

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

ITEM 13. EXHIBITS

(a)(1) Financial Statements. See index to Financial Statements on page 40.

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

3.2 Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Secretary of State of the State of Nevada on April 8, 2002. (9)

3.3 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada on March 1, 2005. (27)

3.4               Certificate of Designation of the Series 2 Class B Common
                  Stock. (16)

3.5               Certificate of Designation of the Series 3 Class B Common
                  Stock. (19)

3.6 Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Secretary of State of the State of Nevada on June 4, 2004. (24)

3.7               Bylaws of Registrant.  (2)

3.8               Amendment to Bylaws of Registrant. (13)

3.9               Amendment to Bylaws of Registrant.  (27)

4.1 Stock Option to acquire 500,000 shares of Common Stock granted to Strategic Growth International, Inc. on March 14, 2000. (3)

4.2 Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (9)

4.3 Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (9)

4.4 Amendment, dated June 26, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (10)

4.5 Amendment, dated June 26, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (10)

4.6 Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (11)

4.7 Amendment, dated August 15, 2002, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (11)

4.8 Amendment, dated January 31, 2003 to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (15)

4.9 Amendment, dated January 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (15)

4.10 Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (17)

4.11 Amendment, dated March 31, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (17)

4.12 Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (18)

4.13 Amendment, dated October 14, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (18)

4.14 Amendment, dated December 12, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas J. Mazzarisi. (20)

4.15 Amendment, dated December 12, 2003, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (20)

4.16 Amendment, dated as of January 31, 2004, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Thomas
                  J. Mazzarisi. (22)

4.17 Amendment, dated as of January 31, 2004, to Promissory Note, dated April 1, 2002 in the amount of $200,000 issued to Stephen J. Schoepfer. (22)

4.18              Form of Common Stock Certificate

4.19              Form of Series 2 Class B Stock Certificate

10.1 JAG Media Holdings, Inc. 1999 Long Term Incentive Plan, as amended. (7)

10.2 Amended and Restated Employment Agreement, dated August 31, 2001, by and between Thomas J. Mazzarisi and Registrant. (6)

10.3 Amended and Restated Employment Agreement, dated August 31, 2001, by and between Stephen J. Schoepfer and Registrant. (6)

10.4 Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, by and between Registrant and Thomas
                  J. Mazzarisi.

10.5 Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, by and between Registrant and Stephen
                  J. Schoepfer.

10.6 Equity Line Purchase Agreement dated as of April 9, 2002, by and between the Registrant and Cornell Capital Partners, L.P.
                  (8)

10.7 Registration Rights Agreement, dated as of April 9, 2002, by and among the Registrant, Cornell Capital Partners, L.P., and Westrock Advisors, Inc. (8)

10.8 Placement Agent Agreement, dated as of April 9, 2002, by and among the Registrant, Cornell Capital Partners, L.P., and Westrock Advisors, Inc. (8)

10.9 Waiver of Section 5.5 of Equity Line Purchase Agreement, dated June 18, 2002, executed by Cornell Capital Partners, L.P. (10)

10.10 Consulting Agreement, dated June 12, 2002, between the Registrant and Walsh Organization, Inc. (18)

10.11 Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary Valinoti and the Law Firm of O'Quinn, Laminack & Pirtle. (18)

10.12 Subscription Agreement, dated December 10, 2002, between the Registrant and Bay Point Investment Partners LLC. (12)

10.13 Placement Agent Agreement, dated December 10, 2002, between the Registrant and RMC 1 Capital Markets, Inc. (12)

10.14 Placement Agent Agreement, dated as of June 19, 2003, between the Registrant and RMC 1 Capital Markets, Inc., as amended on August 12, 2003. (19)

10.15 Subscription Agreement, dated as of June 19, 2003, between the Registrant and Bay Point Investment Partners LLC, as amended on August 12, 2003. (19)

10.16 Asset Purchase Agreement dated August 12, 2003 by and among the Registrant, Vertex Interactive, Inc., XeQute Solutions PLC and XeQute Solutions, Inc. (19)

10.17 Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P. (18)

10.18 Finder's Fee Agreement, dated as of January 5, 2004, between the Registrant and Flow Capital Advisors, Inc. (21)

10.19 Separation Agreement, dated April 2, 2004, between the Registrant and Gary Valinoti. (23)

10.20 Letter Agreement, dated July 8, 2004, amending the Equity Line Purchase Agreement, dated as of April 9, 2002, by and between the Registrant and Cornell Capital Partners, L.P. (25)

10.21 Letter Agreement, dated July 21, 2004, amending the Equity Line Purchase Agreement, dated as of April 9, 2002, by and between the Registrant and Cornell Capital Partners, L.P. (25)

10.22 Business Sale Agreement dated November 24, 2004, by and among TComm Limited, TComm (UK) Limited and the Registrant. (26)

10.23 Promissory Note, dated January 25, 2005 by and between Cornell Capital Partners, L.P. and the Registrant. (28)

10.24 Letter Agreement, dated August 5, 2005, extending maturity date of Promissory Note dated January 25, 2005, by and between the Registrant and Cornell Capital Partners. (29)

14.1              Code of Ethics. (18)

21.1              Subsidiaries of Registrant.

31.1              Section 302 Certification of Chief Executive Officer.

31.2              Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

99.1              Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc.
                  dated July 29, 1999 (including Certificate of Correction related thereto.) (2)

99.2 Letter of Intent, dated January 16, 2004, by and among the Registrant, Great Eastern Securities, Inc. and the stockholders of Great Eastern Securities, Inc. (21)

99.3 Letter of Intent, dated September 9, 2005, by and among the Cryptometrics, Inc. and the Registrant. (30)

----------------

(1) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 30, 1999.
(2) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 30, 1999.
(3) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on June 16, 2000.
(4) Previously filed as an exhibit to Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on June 22, 2000.
(5) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 20, 2000.
(6) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 26, 2001.

 (7) Previously filed as an exhibit to our Registration Statement on Form S-8 filed on May 1, 2002.
 (8) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on May 7, 2002.
 (9) Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2002.
(10) Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form SB-2 filed on August 2, 2002.
(11) Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 13, 2002.
(12) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on January 9, 2003.
(13) Previously filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2003
(14) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2003.
(15) Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on February 24, 2003.
(16) Previously filed as an exhibit to our Registration Statement on Form 8-A filed on April 10, 2003.
(17) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed June 16, 2003.
(18) Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 13, 2003.
(19) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 13, 2003.
(20) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 19, 2003
(21) Previously filed as an exhibit to our Current Report on Form 8-K filed on January 20, 2004.
(22) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2004.
(23) Previously filed as an exhibit to our Current Report on Form 8-K filed on April 5, 2004.
(24) Previously filed as an exhibit to our Registration Statement on Form 8-A filed May 26, 2004.
(25) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on August 5, 2004.
(26) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 20, 2004.
(27) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2005.
(28) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2005.
(29) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 9, 2005.
(30) Previously filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended July 31, 2005 and 2004 for professional services rendered by J.H. Cohn LLP for the audit of the our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $103,262 and $66,793, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended July 31, 2005 and 2004 for assurance and related services rendered by J.H. Cohn LLP related to the performance of the audit or review of our financial statements were $15,110 and $25,678, respectively.

TAX FEES

The aggregate fees billed for the fiscal years ended July 31, 2005 and 2004 for services rendered by J.H. Cohn LLP in connection with the preparation of our federal and state tax returns were $5,250 and $4,000, respectively.


ALL OTHER FEES

There were no other fees billed by J.H. Cohn in the years ended June 30, 2005 or June 30, 2004.

PRE-APPROVAL POLICIES AND PROCEDURES

The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services.

The services provided for 2005 were 84% audit services, 12% audit related fees and 4% tax services. The services provided above for 2004 were 69% audit services, 27% audit related services and 4% tax services.

                    JAG Media Holdings, Inc. and Subsidiaries




                                                                          PAGE
                                                                          ----
Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Balance Sheet
    July 31, 2005                                                          F-3

Consolidated Statements of Operations
    Years Ended July 31, 2005 and 2004                                     F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
    Years Ended July 31, 2005 and 2004                                     F-5

Consolidated Statements of Cash Flows
    Years Ended July 31, 2005 and 2004                                     F-6

Notes to Consolidated Financial Statements                                F-7/22



                                     * * *

            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
JAG Media Holdings, Inc.


We have audited the accompanying consolidated balance sheet of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2005, and their results of operations and cash flows for the years ended July 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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



                                                         /s/ J.H. Cohn LLP

Roseland, New Jersey
November 7, 2005

                    JAG Media Holdings, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                  July 31, 2005

                                               Assets

Current assets:
    Cash and cash equivalents                                                                                    $  660,865
    Accounts receivable, net of allowance for doubtful accounts
        of $7,500                                                                                                    14,510
    Other current assets                                                                                             67,249
                                                                                                                 ----------
           Total current assets                                                                                     742,624

Equipment, net of accumulated depreciation of $95,438                                                                59,052
Other assets                                                                                                         36,426
                                                                                                                 ----------
           Total                                                                                                 $  838,102
                                                                                                                 ==========
                              Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued expenses                                                                        $  213,190
    Deferred revenues                                                                                                29,231
                                                                                                                 ----------
           Total current liabilities                                                                                242,421

Loan payable, net of unamortized debt discount of $72,851                                                         1,927,149
                                                                                                                 ----------
           Total liabilities                                                                                      2,169,570
                                                                                                                 ----------

Mandatorily redeemable Class B common stock; par value $.00001 per share:
        400,000 shares designated as Series 2; 380,829 shares issued and
        outstanding                                                                                                       4

        40,000 shares designated as Series 3; 21,500 shares issued and
        outstanding                                                                                                       -
                                                                                                                 ----------
                                                                                                                          4
                                                                                                                 ----------
Commitments and contingencies

Stockholders' deficiency:
    Preferred stock; par value $.00001 per share;
        50,000,000 shares authorized, none issued
    Common stock; par value $.00001 per share;
        250,000,000 shares authorized; 44,747,799 shares
        issued and outstanding                                                                                          448
    Additional paid-in capital                                                                                   43,742,187
    Unearned compensation                                                                                           (40,447)
    Accumulated deficit                                                                                         (45,033,660)
                                                                                                                 ----------
           Total stockholders' deficiency                                                                        (1,331,472)
                                                                                                                 ----------
           Total                                                                                                   $838,102
                                                                                                                 ==========

See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                       Years Ended July 31, 2005 and 2004

                                                          2005                2004
                                                       -----------         -----------
Revenues                                               $   239,651            $253,256
                                                       -----------         -----------
Operating expenses:
    Cost of revenues                                       152,371             272,161
    Selling expenses                                        43,441              13,698
    General and administrative
        expenses                                         1,745,455           1,951,876
                                                       -----------         -----------
           Totals                                        1,941,267           2,237,735
                                                       -----------         -----------

Loss from operations                                    (1,701,616)         (1,984,479)

Other income (expense):
    Writeoff of goodwill                                   (50,400)
    Interest income                                          8,357               3,485
    Interest expense                                      (145,506)            (23,930)
    Loss from retirement of assets                                                (713)
                                                       -----------         -----------

Net loss                                               $(1,889,165)        $(2,005,637)
                                                       ===========         ===========

Basic net loss per share                                     $(.04)              $(.05)
                                                             =====               =====

Basic weighted average common
    shares outstanding                                  44,510,641          42,696,349
                                                       ===========         ===========

See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                       Years Ended July 31, 2005 and 2004

                                          Common Stock
                                          ------------               Additional          Unearned       Accumulated
                               Number of Shares        Amount      Paid-in Capital     Compensation       Deficit         Total
                               ----------------        ------      ---------------     ------------     -----------       -----
Balance, August 1, 2003           41,244,025            $412         $41,217,522        $(140,884)     $(41,138,858)   $   (61,808)

Sale of common stock and
1,500 shares of redeemable
Series 3 Class B common
stock through private
placement                             35,000                              50,000                                            50,000

Effects of issuance of
common stock in exchange
for services                         450,000               5             260,995          (78,000)                         183,000

Amortization of unearned
compensation                                                                              194,619                          194,619

Sales of common stock
pursuant to equity
financing agreement, net
of expenses of $107,500            2,506,274              25           2,042,475                                         2,042,500

Net loss                                                                                                 (2,005,637)    (2,005,637)
                                  ----------            ----         -----------        ---------      ------------    -----------
Balance, July 31, 2004            44,235,299             442          43,570,992          (24,265)      (43,144,495)       402,674

Effect of issuance of
options in exchange for
services                                                                  51,200          (51,200)

Amortization of unearned
compensation                                                                               35,018                           35,018

Effect of issuance of
common stock for purchase
of business                          250,000               3              42,497                                            42,500

Effects of issuance of
common stock in exchange
for services and claim
settlement                           262,500               3              77,498                                            77,501

Net loss                                                                                                 (1,889,165)    (1,889,165)
                                  ----------            ----         -----------        ---------      ------------    -----------
Balance, July 31, 2005            44,747,799            $448         $43,742,187        $ (40,447)     $(45,033,660)   $(1,331,472)
                                  ==========            ====         ===========        =========      ============    ===========

See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                       Years Ended July 31, 2005 and 2004

                                                                             2005                 2004
                                                                         -----------           -----------
Operating activities:
    Net loss                                                             $(1,889,165)          $(2,005,637)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                         19,684                18,769
        Amortization of unearned compensation                                 35,018               194,619
        Amortization of debt discount                                         27,149
        Amortization of other assets                                          13,574
        Writeoff of goodwill                                                  50,400
        Loss from retirement of assets                                                                 713
        Effects of issuance of common stock
           in exchange for services and claim settlement                      77,501               183,000
        Changes in operating assets and liabilities:
           Accounts receivable                                                (2,270)               (7,080)
           Other current assets                                                6,586                10,221
           Accounts payable and accrued expenses                             147,657               (89,527)
           Deferred revenues                                                 (10,262)               (5,236)
                                                                         -----------           -----------
                  Net cash used in operating activities                   (1,524,128)           (1,700,158)
                                                                         -----------           -----------

Investing activities - purchase of equipment
        Equipment purchases                                                  (32,078)              (29,276)
        Cash paid for business acquisition                                   (19,212)
                                                                         -----------           -----------
                   Net cash used in investing activities                     (51,290)              (29,276)
                                                                         -----------           -----------

Financing activities:
        Proceeds from loan payable                                         2,000,000
        Costs paid in connection with loan payable                          (150,000)
        Net proceeds from private placements of common stock                                     2,092,500
        Repayment of notes payable to officers                                                    (400,000)
                                                                         -----------           -----------
                  Net cash provided by financing activities                1,850,000             1,692,500
                                                                         -----------           -----------

Net increase (decrease) in cash and cash equivalents                         274,582               (36,934)
Cash and cash equivalents, beginning of year                                 386,283               423,217
                                                                         -----------           -----------

Cash and cash equivalents, end of year                                   $   660,865           $   386,283
                                                                         ===========           ===========

Supplementary Cash Flow Information:
        Interest paid                                                    $    27,150           $    71,810
                                                                         ===========           ===========

See Notes to Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1 - Organization:
         JAG Media Holdings, Inc., a Nevada corporation, and its subsidiaries (the "Company") gather and compile financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generate revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site, www.jagnotes.com. Subscribers receive, among other things, a daily early-morning investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses and alerts, during the trading day, of rumors circulating on Wall Street. The Company is also developing a related product line which will enable the Company to provide subscribers with select upgrades/downgrades and rumors in streaming video and/or text message format delivered to their mobile phones. Management considers all of its activities to be within the same business segment.

         The Company commenced operations in 1989 and its subscribers were initially limited primarily to institutional investors. During the year ended July 31, 2000, the Company opened its web site and began targeting retail subscribers in an effort to expand its subscriber base. On January 4, 2002, a subsidiary, JAG Company Voice LLC, was formed to provide small to medium sized companies with production and distribution services for delivering press releases and other company information over the Internet in streaming video format; however, it never conducted any significant operations, and on April 1, 2004 all of its operations ceased and it was merged with another subsidiary of the Company, Jag Media LLC.

         On November 24, 2004, a newly established subsidiary of the Company, Pixaya (UK) Limited ("Pixaya") (formerly known as TComm (UK) Limited), a company organized in the United Kingdom, acquired the business and assets of TComm Limited, a development stage company, also organized in the United Kingdom, that was developing various mobile video streaming products. The Company is continuing to develop some of these products and has added a new service to this product line, as further described in Note 5. However, the business acquired had not generated any significant revenue as of the date of the acquisition or through July 31, 2005. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited.

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

         Prior to the Recapitalization, each share of Series 1 Class B common stock was immediately convertible into one share of Class A common stock and each share of Class A common stock and Series 1 Class B common stock was equal in respect to dividends and voting rights. Therefore, each share of Series 1 Class B common stock was, in substance, equivalent to one share of Class A common stock for financial reporting purposes prior to the Recapitalization, and each share of Class A common stock and each share of Series 1 Class B common stock is, in substance, equivalent to 1 share of common stock after the Recapitalization for financial

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1 - Organization (Continued):
         reporting purposes. Accordingly, the Recapitalization, which has been retroactively reflected in the accompanying consolidated financial statements and these notes, did not have any effect on numbers of shares of common stock, the weighted average number of common shares outstanding or any amounts per common share.

Note 2 - Basis of presentation and summary of significant accounting policies:

         Basis of presentation:
         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $240,000 and $253,000 and it incurred net losses of approximately $1,889,000 and $2,006,000 and cash flow deficiencies from operating activities of approximately $1,524,000 and $1,700,000 for the years ended July 31, 2005 and 2004, respectively. In addition, as of July 31, 2005 the Company only had cash and cash equivalents available of $661,000 and working capital of $500,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least July 31, 2006 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can successfully market its services, expand its customer base and achieve profitability.

         As further explained in Note 4, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase obligation under this equity line is $10,000,000. This equity line was renewed in July 2004 and expires in August 2006. As of July 31, 2005, the Company had received gross proceeds of $4,035,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 and the ability of the investment partnership to fund the purchases. Also as explained in
         Note 4, on January 25, 2005, the Company entered into a Promissory Note agreement with the investment partnership pursuant to which the Company agreed to borrow $2,000,000 from the investment partnership. The $2,000,000 loan was funded on February 2, 2005. Pursuant to the Promissory Note as amended, the Company has deposited 35 put notices under the above agreement in the amount of $60,000 each and one in the amount of $181,017 into escrow which will be released every 14 days beginning November 4, 2005.

         Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership prior to its expiration in August 2006 or through other financing agreements to enable it to continue as a going concern through at least July 31, 2006. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

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

         Equipment:
         Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using accelerated methods over the estimated useful lives of the assets, which range from three to seven years.

         Impairment of long-lived assets subject to amortization:
         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as equipment are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         Goodwill and other intangible assets not subject to amortization:
         The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

         The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.

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

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         Stock-based compensation:
         The Company has accounted for stock options, common stock and other similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). Accordingly, the Company estimates the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets criteria set forth in SFAS 123 and common stock using its market value. It records such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are amortized to expense over the vesting period.

         In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as the consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus for the Financial Accounting Standards Board, the Emerging Issues Task Force (the "EITF") Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

         On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). The provisions of SFAS 123R, as amended, will be effective for the Company in the first quarter of its fiscal year ending July 31, 2006. Management is assessing the implications of this revised standard, which may materially impact the Company's consolidated results of operations in the first quarter of fiscal year 2006 and thereafter.

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

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         As of July 31, 2005, there were options outstanding for the purchase of a total of 2,510,000 shares of common stock (see Note 4). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in the years ended July 31, 2005 and 2004 and the assumed effects of the exercise of the Company's stock options that were outstanding during all or part of those periods would have been anti-dilutive.

         Other Recently Issued Accounting Standards:

         The EITF and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants have issued certain accounting pronouncements as of July 31, 2005 in addition to SFAS 123R that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2005 and 2004, and it does not believe that any of those pronouncements will have a significant impact on the Company's consolidated financial statements at the time they become effective.

Note 3 - Income taxes:
         As of July 31, 2005, the Company had net operating loss carryforwards of approximately $29,116,000 available to reduce future Federal taxable income which will expire from 2019 through 2025. As of July 31, 2005 the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

              Deferred revenues, net                               $     10,000
              Unearned compensation                                     648,000
              Net operating loss carryforwards                       11,185,000
                                                                   ------------
                                                                     11,843,000
              Less valuation allowance                              (11,843,000)
                                                                   ------------
                  Total                                            $          -
                                                                   ============

         Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2005.

         The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance as of July 31, 2004 and 2003 of approximately $12,372,000 and $12,300,000. As a result of the changes in the valuation allowance of $(517,000) and $72,000 during the years ended July 31, 2005 and 2004, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

     Note 4 - Equity and debt financing agreements with Cornell Capital Partners, L.P.:
         On April 9, 2002, the Company entered into an equity line purchase agreement (the "Equity Line") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier at the discretion of The Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of July 31, 2005, $4,035,000 of the Company's Equity Line with Cornell Capital had been utilized.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         The timing and amount of the required purchases shall be at the Company's discretion subject to certain conditions including (i) a maximum purchase obligation to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before the Company can deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line Agreement is not secured or guaranteed and, accordingly, if Cornell Capital does not have available funds at the time it is required to make a purchase, the Company may not be able to force it to do so.

         During the year ended July 31, 2005, no put options were exercised. During the year ended July 31, 2004, Cornell Capital was required to pay $2,150,000 and it received 2,506,274 shares of common stock and the Company received proceeds of $2,042,500, net of $107,500 of placement fees, as a result of the exercise by the Company of put options pursuant to the Equity Line. As of July 31, 2005, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the Equity Line at an aggregate purchase price of $5,965,000 through August 28, 2006 before taking into account any puts related to the Promissory Note described below. The $5,965,000 of availability will be reduced to the extent the Promissory Note and interest thereunder is repaid out of the net proceeds received by the Company upon delivery of put notices under the Equity Line Agreement.

         On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005 net of a debt discount of $100,000 attributable to a fee paid to Cornell Capital deducted at the time of funding which is being amortized over the life of the loan. The unamortized debt discount as of July 31, 2005 is $72,851. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or
         (ii) in full by the Company within 663, subsequently extended to 753, calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension is mutually agreed to by the parties in writing.

         Pursuant to the Promissory Note, the Company has agreed to deposit in escrow 35 put notices under the Equity Line Agreement in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the Promissory Note, as amended on August 5, 2005, the put notices held in escrow will be released every 14 days commencing November 4, 2005 (See Note 11). The Company has also agreed to reserve out of its authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell Capital under the Equity Line upon use of such put notices.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         The Company has the option to repay the amounts due under the Promissory Note and to withdraw any put notices yet to be effected provided that each repayment is in an amount not less than $25,000. In addition, the Company has the right to accelerate the delivery of one or more put notices and to select the specific put notice to be so accelerated. If the Promissory Note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest at 14% per year or the highest permitted by applicable law, if lower.

         Upon an event of default (as defined in the Promissory Note), the entire principal balance and accrued interest of the Promissory Note, and all other obligations of the Company under the Promissory Note, would become immediately due and payable without any action on the part of Cornell Capital.

Note 5 - Acquistion:

         On November 24, 2004, the Company entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom ("Seller"), and Pixaya, a company newly organized in the United Kingdom and a wholly-owned subsidiary of the Company. The Company entered into the transaction to access the seller's development stage software, which the Company believed offered a new platform for delivery of the Company's services as well as being valuable in its own right.

         The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, Pixaya purchased the Seller's software development business, which is focused on streaming video solutions and all of its assets related to that business. The business has not generated any significant revenue as of the date of the acquisition or through July 31, 2005.

         The acquired product lines the Company intends to continue to develop include: (1) Pixaya Mobile (previously known as TComm TV), which delivers on-demand video/audio clips to various java-based and Symbian-based mobile phones and (2) SurvayaCam (previously known as CCMTV), which is currently under development and will consist of software programs (and related hardware) intended to enable field personnel to send real-time video streams from the field to a central point where they can be viewed by one or more persons. Because the acquired product lines are still under development, it is difficult for the Company to estimate the amount of resources that will be required to complete the development of these product lines.

         The purchase price paid to TComm Limited consisted of (i) 250,000 shares of the Company's common stock, having a value based on the closing price of the Company's common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and
         (ii) the payment of approximately $19,000 in cash. The purchase price was allocated to the fair value of assets and goodwill as follows:

           Equipment                 $11,000
           Other Assets                  100
           Goodwill                   50,400
                                     -------
           Total                     $61,500
                                     =======

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         As of January 31, 2005, management tested the goodwill for impairment and concluded that it had been impaired. Therefore, the Company has recognized a charge of $50,400 for the write-off of goodwill in the year ended July 31, 2005.

         In addition, the Seller has agreed not to compete with the business conducted by Pixaya for a period of two years from the closing date of the transaction. The Sale Agreement also contains customary representations and warranties. The Seller has agreed to indemnify Pixaya for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000. The Seller has entered into a lockup agreement with the Company pursuant to which it has agreed not to sell or otherwise transfer the shares received as part payment of the purchase price for a period of one year.

         Pixaya had no revenues from its inception in November 2004 through July 31, 2005.

         Unaudited pro forma results of operations for years ended July 31, 2005 and 2004 assuming the Company had acquired the business and the related assets from the Seller as of the beginning of each of these years have not been presented because such information would not differ materially from the historical results of operations for such periods.

Note 6 - Other issuances of common stock and stock options:

         Amendments of articles of incorporation:

         As explained in Note 1, on February 11, 2004, the stockholders of the Company approved an amendment to the articles of incorporation that authorized the implementation of changes related to a recapitalization plan for the Company that was consummated on June 4, 2004 (the "Recapitalization").

         Pursuant to the Recapitalization, (i) the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 200,000,000 shares to 300,440,000 shares with a par value of $.00001 per share, of which 50,000,000 shares are authorized for issuance as preferred stock, 250,000,000 shares are authorized for issuance as common stock, 400,000 shares are authorized for issuance as Series 2 Class B common stock and 40,000 shares are authorized for issuance as Series 3 Class B Common stock; and (ii) the Company issued 1 share of common stock in exchange for every 1 share of Class A common stock and Series 1 Class B common stock outstanding prior to the recapitalization.

         Mandatorily redeemable Class B common stock:
         On March 18, 2003 and June 30, 2003, the Company's Board of Directors approved the designation of 400,000 shares and 40,000 shares of Class B common stock, par value $.00001 per share, as "Series 2 Class B common stock" and "Series 3 Class B common stock," respectively. The Company's Board of Directors also declared a special stock dividend on March 18, 2003 for the distribution of shares of Series 2 Class B common stock to owners of the Company's common stock as of the record date, April 14, 2003, in a ratio of one share of Series 2 Class B common stock for every 100 shares of common stock owned. As of July 31, 2005, a total of 380,829 shares of Series 2 Class B common stock were outstanding as a result of the stock dividend. On June 30, 2003, the Company issued 20,000 shares of Series 3 Class B common stock in connection with the private placement of common stock, as further explained below.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         Note 6 - Other Issuances of common stock and stock options (continued):

         The shares of Series 2 and Series 3 Class B common stock will be nonvoting, have dividend and liquidation rights equal to the Class A common stock and be redeemable. Redemption by the Company shall be mandatory within six months following final resolution of the Company's lawsuit against various brokerage firms currently pending in U.S. District Court for the Southern District of Texas or any successor or related suit (or as soon thereafter as legally permissible). The redemption price per share of the Series 2 Class B common stock will be the greater of (i) the par value of each share or (ii) the amount obtained by dividing (a) 90% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount divided by (b) the total number of shares of Series 2 Class B common stock outstanding. The redemption price per share of the Series 3 Class B common stock will be the greater of (i) the par value of each share or (ii) .0025% of 10% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount.

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

         In accordance with Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, " the par value of the mandatorily redeemable stock is recorded as a liability.

         Equity financing agreement:
         As further explained in Note 4, during the year ended July 31, 2004, Cornell Capital was required to pay $2,150,000 and it received 2,506,274 shares of common stock and the Company received proceeds of $2,042,500 net of $107,500 of placement fees as a result of the exercise by the Company of put options pursuant to the Equity Line Agreement.

         Shares sold through private placement:
         During the year ended July 31, 2004, the Company sold 35,000 shares of its common stock and 1,500 shares of its Series 3 Class B common stock through a private placement, and it received proceeds of $50,000.

         The private placements were intended to be exempt from registration under the Act.

         Stock dividend:
         During the year ended July 31, 2004, the Company issued an additional 6,709 shares of its mandatorily redeemable Series 2 Class B common stock based on required adjustments to the number of shares originally issued in connection with a stock dividend affected during the year ended July 31, 2003.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         Shares issued to pay salaries:
         During the year ended July 31, 2004, the Company agreed to issue a total of 300,000 shares of its common stock with an aggregate fair value of $183,000 to pay salaries, all of which was charged directly to expense.

         Shares issued to consultants:
         During the year ended July 31, 2005, the Company issued a total of 12,500 shares of its commons stock with an aggregate fair value of $2,500 to pay for consulting services.

         On March 4, 2004, the Company settled a dispute with a consultant in connection with his performance of various investment banking services for the Company. The claim was settled for $175,000, of which $100,000 was paid in cash and the balance was paid by issuing 250,000 shares of common stock with an aggregate fair value of $75,000. The settlement has been included in operations for the year ended July 31, 2005.

         During the year ended July 31, 2004, the Company issued a total of 150,000 shares of its common stock with an aggregate fair value of $78,000 to pay for consulting services. The fair value of the shares was originally charged to unearned compensation and is being amortized to expense over the terms of the consulting agreements.

         Options and warrants issued for services:
         The Company has issued, from time to time, stock options and warrants for the purchase of common stock to employees as compensation and to other nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions
         SFAS 123.

         The cost of the options and warrants, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense.

         The following table reconciles the number of shares of common stock subject to options and warrants that were outstanding at August 1, 2003 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services to the number outstanding at July 31, 2005 and sets forth other related information:

                                                                   Number of Shares
                                                                    ----------------
                                                                                     Range of Exercise
                                                       Common Stock                        Prices
                                                       ------------                  -----------------
Options and warrants issued for services outstanding,
August 1, 2003 and July 31, 2004                         3,585,000                      $.02-$6.00
Options issued (A)                                         260,000                      $.50-$1.00
Options and warrants cancelled                          (1,335,000)                     $.15-$6.00
                                                        ----------
Options issued for services outstanding, July 31, 2005
(B) (C)                                                  2,510,000                     $.02-$3.50
                                                        ==========

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         (A) During 2005, the Company granted options to purchase 260,000 shares of common stock to employees of Pixaya (see Note 5). These options and warrants had exercise prices ranging from $.50 to $1.00, and will expire in March 2015 and had a fair value of $51,200.

         (B) These options also include options for the purchase of 1,750,000 shares of, effectively, common stock granted pursuant to the Company's 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company's common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares.

         (C) These options will expire at various dates from August 2005 through March 2015.

         The following table summarizes information about the number of shares of common stock subject to options and warrants that were outstanding at July 31, 2005 as a result of issuances of those options and warrants to employees and nonemployees as compensation for services:

                        Options and Warrants Outstanding                          Options and Warrants Exercisable
                       ----------------------------------                         --------------------------------
                                         Weighted Average
                                             Years of         Weighted
          Exercise         Number            Remaining         Average              Number         Weighted Average
           Prices       Outstanding      Contractual Life   Exercise Price        Exercisable       Exercise Price
         $   .02         1,750,000            6.09            $    .02             1,750,000           $    .02
             .50           130,000            9.37                 .50                65,000                .50
             .75            65,000            9.37                 .75                     0                  0
            1.00            65,000            9.37                1.00                     0                  0
            3.50           500,000             .06                3.50               500,000               3.50
                         ---------                                                 ---------
         $.02-$3.50      2,510,000            5.23            $.02-$3.50           2,315,000                .79
         ==========      =========                            ==========           =========           ========

         Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $35,018 and $194,619 was amortized during 2005 and 2004, respectively. The unamortized balance of $40,447 and $24,265 has been reflected as a reduction of stockholders' equity as of July 31, 2005 and 2004, respectively.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 7 - Notes payable to officers:
         On April 1, 2002, two executive officers loaned the Company a total of $400,000 subject to the terms and conditions of unsecured promissory notes that, as amended, were payable on June 30, 2004 and bore interest at an annual rate of 9%. The loans were repaid in full, including interest, in March 2004.

Note 8 - Employee benefit plans:
         The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company's contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2005 and 2004.

Note 9 - Commitments and contingencies:
         Concentrations of credit risk:
         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. From time to time the Company's cash account balances exceed the Federal insurance limit of $100,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2005.

         In addition, the Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         Employment agreements:
         In connection with the Sale Agreement, Pixaya entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by the Seller. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, the Company's obligations for cash payments under the employment agreements subsequent to July 31, 2005 will total approximately $345,000,as follows:

                         Year ending                         Amount
                         -----------                         ------
                        July 31, 2006                       $144,000
                        July 31, 2007                        151,000
                        July 31, 2008                         50,000
                                                            --------
                        Total                               $345,000
                                                            ========

         Leases:
         The Company has been leasing office space under month-to-month leases and noncancelable leases. Rent expense under all such leases, which were classified as operating leases, totaled approximately $15,000 and $21,000 for 2005 and 2004, respectively. As of July 31, 2005, the Company was not subject to any significant noncancelable office leases.

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

         Bay Point Investment Partners, LLC has threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim relates to its purchase of shares of the Company's stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleges, among other things, various disclosure failings as well as the Company's failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. The Company believes it has meritorious defenses to Bay Point's claims.

Note 10 - Fair value of financial instruments:
         The Company's material financial instruments at July 31, 2005 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, and the loan payable to Cornell Capital. In the opinion of management, the financial instruments other than the loan payable were carried at values that approximated their fair values at July 31, 2005 because of their liquidity and/or their short-term maturities.

Note 11 - Subsequent events:
         On August 5, 2005, the Company and Cornell Capital agreed, as permitted under the Promissory Note, dated as of January 25, 2005, between the Company and Cornell Capital, to extend for three months the date by which the Company must pay all amounts due under the Promissory Note. Accordingly, the schedule for puts under the Company's Equity Line Purchase Agreement, dated as of April 9, 2002, as amended July 8, 2004 and July 21, 2004, between the Company and Cornell Capital, was extended for three months such that the put date for the first put notice was November 4, 2005, instead of August 5, 2005, and all bi-weekly put notices thereafter were adjusted accordingly. Cornell Capital has, however, recently informed the Company that it is returning the puts for the Company's shares that it currently holds while it discusses with the Company the restructuring of the Promissory Note.

         On August 5, 2005, as permitted by the Promissory Note, the Company opted to make three interest payments to Cornell Capital, each in the amount of $20,000, which payments were made in a single lump sum of $60,000. The payments were included in accrued liabilities as of July 31, 2005.

         On September 9, 2005, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Cryptometrics, Inc., a Delaware corporation ("Cryptometrics"), pursuant to which the Company and Cryptometrics would enter into a merger agreement under which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which shares would, upon issuance, represent 88% of the outstanding Company common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics (the "Proposed Transaction"). The shares of common stock to be received by the stockholders of Cryptometrics would be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). If consummated, the Proposed Transactions would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

         At the closing of the Proposed Transaction (the "Closing"), the Company's current directors would resign as directors of the Company and would also resign as officers and executives of the Company. The Company's board of directors would be replaced with designees of Cryptometrics, at least a majority of whom would be independent and who, in whole or in part, would also constitute the audit committee of the Company's board of directors.

         Cryptometrics was incorporated in May 2000 under the name Postal Hut, Inc. and in November 2001 changed its name to Cryptometrics, Inc. Cryptometrics's business focuses on the biometric security industry. Cryptometrics produces hardware and software products that take advantage of the internationally approved standards for biometric identification and verification.

         In connection with the Proposed Transaction, the Cryptometrics stockholders will agree not to sell or otherwise dispose of the shares of Common Stock that are received in connection with the Proposed Transaction for a period of 12 months from the Closing; provided, that subject to compliance with all relevant securities laws, 35% of the shares will not be subject to the lock-up provision, if and so long as, the shares of the post-merger Company are trading on the NASDAQ Small Cap Market.

         The Proposed Transaction is subject to various conditions being satisfied prior to Closing, including, among others:

     o completion of all steps necessary to increase the number of authorized shares of common stock of the Company from 250,000,000 to 450,000,000 and approval of a name change to a name including "Cryptometrics";

     o the Registration Statement relating to the registration of the shares of common stock being issued to the stockholders of Cryptometrics being declared effective by the Securities and Exchange Commission;

     o the listing of the Company's common stock on the NASDAQ Small Cap Market; and

     o the Company not having outstanding indebtedness for borrowed money in excess of the principal amount of $2,000,000.

     In addition, the Closing is conditioned upon (i) each party completing a due diligence review, the results of which are satisfactory in all respects to each party, (ii) the Company and Cryptometrics obtaining all appropriate and necessary corporate and stockholder approvals for the transaction, and
     (iii) the parties entering into definitive agreements, including, without limitation, a mutually acceptable definitive acquisition agreement between Cryptometrics and the Company.

     Except for certain specified provisions, the Letter of Intent is non-binding. There is no assurance that the definitive documentation called for in the Letter of Intent will ever by executed, or if executed, that the proposed transaction between the Company and Cryptometrics will be consummated.

                    JAG Media Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     On November 3, 2005, the Company renewed and extended the amended and restated employment agreements between the Company and its two senior executives, each dated August 31, 2001, retroactively effective to August 31, 2004. Under the revision, the Company became obligated to make cash payments of $150,000 to each of the two senior executives annually during the three year period ending August 31, 2007. As a result, the Company's obligations for cash payments under each of the two employment agreements during periods subsequent to July 31, 2005 totaled approximately $150,000 payable in each of the years ending July 31, 2006 and 2007 and $12,500 payable in the year in the year ended July 31, 2008. The exercise price of various options which may be granted under the terms of the original amended and restated employment agreements was increased from 25% of a defined market value to 100% of a defined fair market value.



                                      * * *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          JAG MEDIA HOLDINGS, INC.

                          By:  /s/ Thomas J. Mazzarisi
                               -------------------------------------------------
                               Thomas J. Mazzarisi
                               Chairman of the Board and Chief Executive Officer



Dated: November 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         SIGNATURE                           TITLE                   DATE
         ---------                           -----                   ----
 /s/ Thomas J. Mazzarisi     Chairman of the Board, Chief       November 7, 2005
--------------------------   Executive Officer and General
   Thomas J. Mazzarisi       Counsel (Principal Executive
                             Officer)

/s/ Stephen J. Schoepfer     President, Chief Operating         November 7,2005
--------------------------   Officer, Chief Financial
  Stephen J. Schoepfer       Officer, Secretary and Director
                             (Principal Financial and
                             Accounting Officer)