Form 10-Q
period 2005-10-31
JAG MEDIA HOLDINGS INC
filed 2005-12-20
CIK 1089029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                    -----------

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2005.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ________ to _________.

                        Commission file number 000-28761

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

Yes X                                                     No
   ---                                                       ---
Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act)

Yes                                                       No X
   ---                                                      ---

As of December 15, 2005, the Registrant had 44,751,040 shares of Common Stock, 373,840 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries

                          Index to Financial Statements

Condensed Consolidated Balance Sheet at October 31, 2005 (Unaudited)        F-2

Condensed Consolidated Statements of Operations                             F-3
Three Months Ended October 31, 2005 and 2004 (Unaudited)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency     F-4
Three Months Ended October 31, 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows                             F-5
Three Months Ended October 31, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements                                F-6/13




                                      * * *

                    JAG Media Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                October 31, 2005
                                   (Unaudited)


                                     Assets

Current assets:
     Cash and cash equivalents                                                           $ 332,791
     Accounts receivable, net of allowance for doubtful accounts of $7,500                  20,519
     Other current assets                                                                   53,693
                                                                                       ------------

              Total current assets                                                         407,003

Equipment, net of accumulated depreciation of $97,140                                       69,487
Other assets                                                                                29,489
                                                                                       ------------

              Total                                                                      $ 505,979
                                                                                       ============

Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable and accrued expenses                                               $ 446,515
     Deferred revenues                                                                      33,027
                                                                                       ------------

              Total current liabilities                                                    479,542

Loan payable, net of unamortized debt discount of $58,974                                1,941,026
                                                                                       ------------

              Total liabilities                                                          2,420,568
                                                                                       ------------

Mandatorily redeemable Class B common stock; par value $.00001 per share:
              400,000 shares designated as Series 2; 380,829 shares issued and
              outstanding                                                                        4

              40,000 shares designated as Series 3; 21,500 shares issued and
              outstanding                                                                        -
                                                                                       ------------

                                                                                                 4
                                                                                       ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock; par value $.00001 per share;
              50,000,000 shares authorized, none issued
     Common stock; par value $.00001 per share;
              250,000,000 shares authorized; 44,747,799 shares
              issued and outstanding                                                           448
     Additional paid-in capital                                                         43,798,187
     Unearned compensation                                                                 (85,014)
     Accumulated deficit                                                               (45,628,214)
                                                                                       ------------

              Total stockholders' deficiency                                            (1,914,593)
                                                                                       ------------

              Total                                                                      $ 505,979
                                                                                       ============

See Notes to Condensed Consolidated Financial Statements.

                    Jag Media Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                  Three Months Ended October 31, 2005 and 2004
                                   (Unaudited)

                                                                                    2005             2004
                                                                                ------------     ------------

Revenues                                                                        $    40,023      $    72,227
                                                                                -----------      -----------

Operating expenses:
     Cost of revenues                                                                25,873           38,443
     Selling expenses                                                                 9,869            2,151
     General and administrative expenses                                            526,167          249,425
                                                                                -----------      -----------

              Totals                                                                561,909          290,019
                                                                                -----------      -----------

Loss from operations                                                               (521,886)        (217,792)

Other income (expense):
     Interest income                                                                  1,702              691
     Interest expense                                                               (74,370)               -
                                                                                -----------      -----------

Net loss                                                                        $  (594,554)     $  (217,101)
                                                                                ===========      ===========

Basic net loss per share                                                        $     (0.01)     $     (0.00)
                                                                                ===========      ===========

Basic weighted average common shares outstanding                                 44,747,799       44,235,299
                                                                                ============     ===========

See Notes to Condensed Consolidated Financial Statements

                    JAG Media Holdings, Inc. and Subsidiaries
     Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                       Three Months Ended October 31, 2005
                                   (Unaudited)


                                                        Common Stock
                                                -------------------------   Additional
                                                 Number of                    Paid-in       Unearned     Accumulated
                                                   Shares        Amount       Capital     Compensation     Deficit        Total
                                                ------------  -----------  -------------  ------------ -------------   -----------
Balance, August 1, 2005                          44,747,799        $ 448    $ 43,742,187    $ (40,447)  $(45,033,660)  $(1,331,472)

Effect of issuance of options in exchange for
services                                                                          56,000      (56,000)                           -

Amortization of unearned compensation                                                          11,433                       11,433

Net loss                                                                                                    (594,554)     (594,554)
                                                ------------  -----------  -------------  ----------   -------------   -----------

Balance, October 31, 2005                        44,747,799        $ 448    $ 43,798,187    $ (85,014)  $(45,628,214)  $(1,914,593)
                                                ============  ===========  =============  ===========  =============   ===========



See Notes to Condensed Consolidated Financial Statements.

                    Jag Media Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                  Three Months Ended October 31, 2005 and 2004
                                   (Unaudited)


                                                                                        2005              2004
                                                                                     ------------       -----------

Operating activities:

     Net loss                                                                       $   (594,554)       $ (217,101)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                     5,247             3,587
          Amortization of unearned compensation                                           11,433            14,559
          Amortization of debt discount                                                   13,877                 -
          Amortization of other assets                                                     6,937
          Changes in operating assets and liabilities:
               Accounts receivable                                                        (6,009)            3,320
               Other current assets                                                       13,589            27,115
               Accounts payable and accrued expenses                                     229,781             5,382
               Deferred revenues                                                           3,796            (1,277)
                                                                                     -----------        ----------

                         Net cash used in operating activities                          (315,903)         (164,415)

Investing activities:

          Equipment purchases                                                            (12,171)                -
                                                                                     -----------        ----------

Net decrease in cash and cash equivalents                                               (328,074)         (164,415)
Cash and cash equivalents, beginning of period                                           660,865           386,283
                                                                                     -----------        ----------

Cash and cash equivalents, end of period                                             $   332,791         $ 221,868
                                                                                     ===========        ==========


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of October 31, 2005, their results of operations and cash flows for the three months ended October 31, 2005 and 2004 and their changes in stockholders' deficiency for the three months ended October 31, 2005. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2005 and for the years ended July 31, 2005 and 2004 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2005 that was previously filed with the SEC.

The results of the Company's operations for the three months ended October 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2006.

As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generates revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. As a result of an acquisition on November 24, 2004 (see Note 9 to the Audited Financial Statements), the Company is also in the business of developing software focused on streaming video solutions.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $40,000, and it incurred net losses of approximately $595,000 and cash flow deficiencies from operating activities of approximately $316,000 for the three months ended October 31, 2005. In addition, as of October 31, 2005, the Company only had cash and cash equivalents available of $333,000 and a

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation (continued):

working capital deficiency of $73,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least October 31, 2006 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

As further explained in Note 4 herein, the Company entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, it is able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. This equity line was renewed in July 2004 and expires in August 2006. As of October 31, 2005 and December 15, 2005, the Company had received gross proceeds of $4,035,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases. Also as explained in Note 4 herein, on January 25, 2005, the Company entered into a Promissory Note agreement with the investment partnership pursuant to which the Company agreed to borrow $2,000,000 from the investment partnership. The $2,000,000 loan was funded on February 2, 2005. Pursuant to the Promissory Note, the Company has deposited 35 put notices under the above agreement for puts in the amount of $60,000 each and one in the amount of $181,017 into escrow. As of the date of report, no put notices have been released and the Company is negotiating with Cornell Capital to further revise terms of the Promissory Note.

Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership prior to its expiration in August 2006 or through other financing agreements to enable it to continue as a going concern through at least October 31, 2006. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

As of October 31, 2005, there were options outstanding for the purchase of a total of 2,460,000 shares of common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the three months ended October 31, 2005 and 2004 and the assumed effects of the exercise of the Company's stock options that were outstanding during all or part of those periods would have been anti-dilutive.

Note 3 - Income taxes:

As of October 31, 2005, the Company had Federal net operating loss carryforwards of approximately $29,685,000 available to reduce future Federal taxable income which will expire from 2019 through 2025.

As of October 31, 2005, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net                      $     11,000
Unearned compensation                             84,000
Net operating loss carryforwards              11,378,000
                                            ------------
                                              11,473,000
Less valuation allowance                     (11,473,000)
                                            ------------

Total                                      $        -
                                           =============

Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2005.

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Income taxes (continued):

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2005. As a result of the decrease in the valuation allowance of $370,000 (which is attributable to the expiration of options and warrants that had not been exercised) and the increase in the valuation allowance of $68,000 during the three months ended October 31, 2005 and 2004, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 4 - Issuances of common stock and stock options:

Equity and debt financing agreements with Cornell Capital Partners, L.P.:

As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the " Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of October 31, 2005, $4,035,000 of the Company's Equity Line with Cornell Capital had been utilized.

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

During the three months ended October 31, 2005, no put options were exercised. As of October 31, 2005, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006, before taking into account any puts related to the Promissory Note described below. The $5,965,000 of availability will be reduced to the extent

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Issuances of common stock and stock options (continued):

the Promissory Note and interest thereunder is repaid out of the net proceeds received by the Company upon delivery of put notices under the Equity Line Agreement.

On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005, net of a debt discount of $100,000 attributable to a fee paid to Cornell Capital deducted at the time of funding which is being amortized over the life of the loan. The unamortized debt discount as of October 31, 2005 is $58,974. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension is mutually agreed to by the parties in writing.

Pursuant to the Promissory Note, the Company has agreed to deposit in escrow 35 put notices under the Equity Line Agreement for puts in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the Promissory Note as amended on August 5,2005, the put notices held in escrow were to be released every 14 days since November 4, 2005. As of the date of report, no put notices have been released and the Company is negotiating with Cornell Capital to further revise terms of the Promissory Note. The Company has also agreed to reserve out of its authorized but unissued shares of common stock. 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell Capital under the Equity Line Agreement upon use of such put notices.

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

Options issued for services:

As explained in Note 5 to the Audited Financial Statements, the Company has issued, from time to time, stock options for the purchase of common stock to employees as compensation and to nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2 to the Audited Financial Statements, the Company recognizes the cost of such issuances based on the fair value of the equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

As of August 1, 2005, the Company had 2,510,000 shares of common stock that were subject to outstanding options issued to employees and nonemployees as compensation for services. During the three months ended October 31, 2005, the Company granted to employees options to purchase 250,000 shares of common stock and granted to consultants options to purchase 200,000 shares of common stock. These options had exercise prices ranging from $.02 per share to $1.00 per share and will expire at various dates from August 2011 through September 2015. During the three months ended, October 31, 2005, options to purchase 500,000 shares were canceled and no options were exercised. As a result, options to purchase 2,460,000 shares of common stock at prices ranging from $.02 to $1.00 per share were outstanding as of October 31, 2005.

The cost of the options of $56,000, determined based on their aggregate estimated fair values at the respective dates of issuance, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense.

Note 5 - Legal proceedings:

The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent year. Bay Point Investment Partners, LLC has threatened to commence litigation against the

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Legal proceedings (continued):

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

Note 6 - Employment agreements:

On November 3, 2005, the Company renewed and extended the amended and restated employment agreements between the Company and its two senior executives, each dated August 31, 2001, retroactively effective to August 31, 2004. Under the revision, the Company became obligated to make cash payments of $150,000 to each of the two senior executives annually during the three year period ending
August 31, 2007. As a result, the Company's obligations for cash payments under each of the two employment agreements during periods subsequent to October 31, 2005 totaled approximately $112,500, $150,000 and $12,500 in the three month periods ending October 31, 2006, 2007 and 2008, respectively. The exercise price of various options which may be granted under the terms of the original amended and restated employment agreements was increased from 25% of a defined market value to 100% of a defined fair market value.

Note 7 - Proposed acquisition:

On September 9, 2005, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Cryptometrics, Inc., a Delaware corporation ("Cryptometrics"), pursuant to which the Company and Cryptometrics would enter into a merger agreement under which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which shares would, upon issuance, represent approximately 88% of the outstanding Company common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics (the "Proposed Transaction"). The shares of common stock to be received by the stockholders of Cryptometrics would be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). If consummated, the Proposed Transactions would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer.

At the closing of the Proposed Transaction (the "Closing"), the Company's current directors would resign as directors of the Company and would also resign as officers and executives of the Company. The Company's board of directors would be replaced with designees of Cryptometrics.

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Proposed acquisition (continued):

Cryptometrics was incorporated in May 2000 under the name Postal Hut, Inc. and in November 2001 changed its name to Cryptometrics, Inc. Cryptometrics's business focuses on the biometric security industry. Cryptometrics produces hardware and software products that take advantage of the internationally approved standards for biometric identification and verification.

The Proposed Transaction is subject to various conditions being satisfied prior to Closing, including, among others, the approval of the stockholders of the Company of various amendments to its Articles of Incorporation and the listing of the Company's Common Stock on the Nasdaq Capital Market.

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

Note 8 - Subsequent events:

On December 13, 2005, the Company received the following from a stockholder: (i) instructions for the cancellation of an outstanding option to acquire 1,000,000 shares of the Company's common stock; (ii) stock certificates and a stock power to transfer back to the Company 2,631,249 shares of common stock; and (iii) a stock power to transfer back to the Company 874,999 shares of common stock and 7,981 shares of Series B common stock held through a broker, together with a copy of the irrevocable instructions to the broker to deliver such shares to the Company. The option has been cancelled and 2,631,249 shares of common stock are being cancelled, reducing the Company's outstanding shares by such amount and its par value common stock account by $26. The Company paid no consideration for the return or cancellation of such shares.

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

The accounting policies and estimates used as of July 31, 2005, as outlined in our previously filed Form 10-KSB, have been applied consistently for the three months ended October 31, 2005.

Three months ended October 31, 2005 as compared to three months ended October 31, 2004.


                                      Three Months Ended October 31, 2005
                                      -----------------------------------
                                           2005            2004            $ Change
                                      --------------  --------------    -------------

Revenues                               $      40,023  $      72,227        $ (32,204)
                                      --------------  --------------    -------------

Operating expenses:
Cost of revenues                              25,873         38,443          (12,570)
Selling expenses                               9,869          2,151            7,718
General and administrative expenses          526,168        249,425          276,743
                                      --------------  --------------    -------------

Totals                                       561,909        290,019          271,891
                                      --------------  --------------    -------------

Loss from operations                        (521,886)      (217,792)        (304,095)

Other income (expense):
Interest income                                1,702            691            1,011
Interest expense                             (74,370)             -          (74,370)
                                      --------------  -------------    -------------

Net loss                              $     (594,554) $    (217,101)      $ (377,454)
                                      ==============  =============    ==============

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes". JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. The decrease in subscription revenues during the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was due primarily to a lack of advertising and increased competition. While our revenues do include revenues from other sources, these other revenues are not material to our business.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site.

During the three months ended October 31, 2005, consulting fees were approximately $15,500 as compared to approximately $31,000 for the three months ended October 31, 2004. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $2,200 and $15,000 for the three months ended October 31, 2005 and 2004, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website.

Selling and general and administrative expenses:

Selling and general and administrative expenses consist primarily of advertising and other promotional expenses, compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable legal and accounting costs associated with a proposed acquisition.

Interest Expense:

The increase results from borrowings under our Promissory Note payable to Cornell Capital.

Liquidity and Capital Resources:

We only generated revenues of approximately $40,000 and we incurred net losses of approximately $595,000 and cash flow deficiencies from operating activities of approximately $316,000 for the three months ended October 31, 2005. In addition, as of October 31, 2005, we only had cash and cash equivalents available of $333,000 and a working capital deficiency of $73,000. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least October 31, 2006 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

As further explained below, we entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, we are able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. The equity line was renewed in July 2004 and expires in August 2006. As of October 31, 2005 and December 15, 2005, we had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at our discretion, the purchases are subject to certain conditions and the ability of the investment partnership to fund the purchases.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our agreement with the investment partnership or through other financing agreements to enable us to continue as a going concern through at least October 31, 2006. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $333,000 as of October 31, 2005 results primarily from sales of shares of our common stock pursuant to an equity line agreement and a private placement completed during the prior year.

On April 9, 2002, we entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line became available to us on August 28, 2002, and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of October 31, 2005, $4,035,000 of the Company's existing Equity Line with Cornell Capital had been utilized.

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

During the three months ended October 31, 2005, no put options were exercised. As of October 31, 2005, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006, before taking into account any puts related to the Promissory Note described below. The $5,965,000 of availability will be reduced to the extent the Promissory Note and interest thereunder is repaid out of the net proceeds received by the Company upon delivery of put notices under the Equity Line Agreement.

On January 25, 2005, we entered into a Promissory Note with Cornell Capital. The Promissory Note was funded on February 2, 2005. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Agreement or
(ii) in full by us within 663 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension is mutually agreed to by the parties in writing.

Pursuant to the Promissory Note, we have agreed to deposit in escrow 35 put notices under the Equity Line for puts in an amount of $60,000 each and one request for a put under the Equity Line in an amount of $181,017. Under the terms of the Promissory Note as amended on August 5, 2005, the put notices held in escrow were to be released every 14 days commencing November 4, 2005. As of December 19, 2005, no put notices have been released and we are negotiating with Cornell Capital to restructure the Promissory Note. We have has also agreed to reserve out of our authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell Capital under the Equity Line Agreement upon use of such put notices.

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

During the three months ended October 31, 2005, we used cash of approximately $328,000 in our operations which was used to primarily fund our net loss.

On November 24, 2004, we entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom (the "Seller"), and Pixaya (UK) Limited (formerly known as TComm (UK) Limited), a company newly organized in the United Kingdom and a wholly-owned subsidiary of the Company. We entered into the transaction to access the seller's development stage software, which we believed offered a new platform for delivery of our services as well as being valuable in its own right. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited. We continue to fund the development of Pixaya's software.

Proposed Acquisition:

On September 9, 2005, the Company entered into a non-binding letter of intent with Cryptometrics, Inc., a Delaware corporation, pursuant to which the Company and Cryptometrics would enter into a merger agreement under which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which shares would, upon issuance, represent approximately 88% of the outstanding Company common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics would be registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer.

At the closing of the proposed transaction, the Company's current directors would resign as directors of the Company and would also resign as officers and executives of the Company. The Company's board of directors would be replaced with designees of Cryptometrics, at least a majority of whom would be independent and who, in whole or in part, would also constitute the audit committee of the Company's board of directors.

Cryptometrics was incorporated in May 2000 under the name Postal Hut, Inc. and in November 2001 changed its name to Cryptometrics, Inc. Cryptometrics's business focuses on the biometric security industry. Cryptometrics produces hardware and software products that take advantage of the internationally approved standards for biometric identification and verification.

In connection with the proposed transaction, the Cryptometrics stockholders will agree not to sell or otherwise dispose of the shares of Common Stock that are received in connection with the proposed transaction for a period of 12 months from the closing; provided, that subject to compliance with all relevant securities laws, 35% of the shares will not be subject to the lock-up provision, if and so long as, the shares of the post-merger Company are trading on the Nasdaq Capital Market.

The proposed transaction is subject to various conditions being satisfied prior to closing, including, among others, the approval of the shareholders of the Company of various amendments to its Articles of Incorporation and the listing of the Company's Common Stock on the Nasdaq Capital Market.

In addition, the closing of the proposed transaction is conditioned upon (i) each party completing a due diligence review, the results of which are satisfactory in all respects to each party, (ii) the Company and Cryptometrics obtaining all appropriate and necessary corporate and stockholder approvals for the transaction, and (iii) the parties entering into definitive agreements, including, without limitation, a mutually acceptable definitive acquisition agreement between Cryptometrics and the Company.

Except for certain specified provisions, the letter of intent is non-binding. There is no assurance that the definitive documentation called for in the letter of intent will ever by executed, or if executed, that the proposed transaction between the Company and Cryptometrics will be consummated.

Employment Agreement Renewals:

On November 3, 2005, the Company renewed and extended the amended and restated employment agreements between the Company and its two senior executives, each dated August 31, 2001, retroactively effective to August 31, 2004. Under the revision, the Company became obligated to make cash payments of $150,000 to each of the two senior executives annually during the three year period ending August 31, 2007. As a result, the Company's obligations for cash payments under each of the two employment agreements during periods subsequent to October 31, 2005 totaled approximately $112,500, $150,000 and $12,500 in the three month periods ending October 31, 2006, 2007 and 2008 respectively. The exercise price of various options which may be granted under the terms of the original amended and restated employment agreements was increased from 25% of a defined market value to 100% of a defined fair market value.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended October 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 2. Sales of Unregistered Securities and Use of Proceeds.

During the fiscal quarter ended October 31, 2005, no put options were exercised under our Equity Line Purchase Agreement, dated as of April 9, 2002. As of October 31, 2005, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line at an aggregate purchase price of $5,965,000 through August 28, 2006.

During the fiscal quarter ended October 31, 2005, there were no sales of unregistered securities by the Company.

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


                                          JAG MEDIA HOLDINGS, INC.

Date: December 20, 2005                   By: /s/ Thomas J. Mazzarisi
                                             -----------------------------------
                                              Name:  Thomas J. Mazzarisi
                                              Title: Chairman of the Board and
                                              Chief Executive Officer


Date: December 20, 2005                   By: /s/ Stephen J. Schoepfer
                                             -----------------------------------
                                              Name:   Stephen J. Schoepfer
                                              Title: President, Chief Financial
                                              Officer, Chief Operating Officer
                                              and Secretary

                                  EXHIBIT INDEX

31.1  Section 302 Certification of Chief Executive Officer.

31.2  Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.