Form 10QSB
period 2006-01-31
JAG MEDIA HOLDINGS INC
filed 2006-03-22
CIK 1089029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended January 31, 2006.

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

Yes X            No __
    -

Indicated by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934)

Yes __           No X
                    -

As of March 15, 2006, the Registrant had 41,229,426 shares of Common Stock, 381,906 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                            JAG MEDIA HOLDINGS, INC.
                                      INDEX


PART I   FINANCIAL INFORMATION
                                                                                                             PAGE
                                                                                                             ----
ITEM 1:          FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheet                                                        F-1
                  January 31, 2006 (Unaudited)

                 Condensed Consolidated Statements of Operations                                             F-2
                 Six and Three Months Ended January 31, 2006 and 2005 (Unaudited)

                 Condensed Consolidated Statement of Changes in Stockholders' Deficiency                     F-3
                 Six Months Ended January 31, 2006 (Unaudited)

                 Condensed Consolidated Statements of Cash Flows                                             F-4
                 Six Months Ended January 31, 2006 and 2005

                 Notes to Condensed Consolidated Financial Statements                                        F-5/11

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS                                                        12/17

ITEM 3:          CONTROLS AND PROCEDURES                                                                     17


PART II  OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS                                                                           18

ITEM 2:          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                 18

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES                                                             18

ITEM 4:          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                           18

ITEM 5:          OTHER INFORMATION                                                                           18

ITEM 6:          EXHIBITS                                                                                    18


                                      * * *

                    JAG Media Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                January 31, 2006
                                   (Unaudited)

                                     Assets
Current assets:
     Cash and cash equivalents                                                                     $ 68,745
     Accounts receivable, net of allowance for doubtful accounts of $7,500                           25,280
     Other current assets                                                                            59,252
                                                                                            ----------------

              Total current assets                                                                  153,277

Equipment, net of accumulated depreciation of $106,301                                               60,856
Other assets                                                                                         22,551
                                                                                            ----------------

              Total                                                                               $ 236,684
                                                                                            ================

                    Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable and accrued expenses                                                        $ 888,884
     Deferred revenues                                                                               29,929
     Loan payable, net of unamortized debt discount of $45,098                                    1,954,902
                                                                                            ----------------

              Total liabilities                                                                   2,873,715
                                                                                            ----------------

Mandatorily redeemable Class B common stock; par value $.00001 per share:
              400,000 shares designated as Series 2; 372,848 shares issued and
              outstanding                                                                                 4

              40,000 shares designated as Series 3; 21,500 shares issued and
              outstanding                                                                                 -
                                                                                            ----------------

                                                                                                          4
                                                                                            ----------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock; par value $.00001 per share;
              50,000,000 shares authorized, none issued
     Common stock; par value $.00001 per share;
              250,000,000 shares authorized; 41,241,551 shares
              issue and outstanding                                                                     413
     Additional paid-in capital                                                                  43,798,222
     Unearned compensation                                                                          (69,996)
     Accumulated deficit                                                                        (46,365,674)
                                                                                            ----------------

              Total stockholders' deficiency                                                     (2,637,035)
                                                                                            ----------------

              Total                                                                               $ 236,684
                                                                                            ================

              See Notes to Condensed Consolidated Financial Statements.

                    Jag Media Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
              Six and Three Months Ended January 31, 2006 and 2005
                                   (Unaudited)


                                                                          Six Months                      Three Months
                                                                      Ended January 31,                 Ended January 31,
                                                                -------------------------------   -------------------------------
                                                                     2006            2005              2006           2005
                                                                -------------------------------   -------------------------------
Revenues                                                               $ 85,098      $ 117,688          $ 45,075        $ 45,461
                                                                -------------------------------   -------------------------------

Operating expenses:
     Cost of revenues                                                    44,070         79,873            18,197          41,430
     Selling expenses                                                    24,220         16,247            14,351          14,096
     General and administrative expenses                              1,202,799        851,589           676,632         602,164
                                                                -------------------------------   -------------------------------

              Totals                                                  1,271,089        947,709           709,180         657,690
                                                                -------------------------------   -------------------------------

Loss from operations                                                 (1,185,991)      (830,021)         (664,105)       (612,229)

Other income (expense):
     Writeoff of goodwill                                                     -        (50,392)                -         (50,392)
     Interest income                                                      2,716            981             1,014             290
     Interest expense                                                  (148,739)             -           (74,370)
                                                                -------------------------------   -------------------------------

Net loss                                                            $(1,332,014)     $(879,432)        $(737,461)      $(662,331)
                                                                ===============================   ===============================

Basic net loss per share                                                $ (0.03)       $ (0.02)          $ (0.02)        $ (0.01)
                                                                ===============================   ===============================

Basic weighted average common shares outstanding                     44,018,553     44,319,470        43,289,308      44,403,641
                                                                ===============================   ===============================

See Notes to Condensed Consolidated Financial Statements.

                    Jag Media Holdings, Inc. and Subsidiaries
     Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                        Six Months Ended January 31, 2006
                                   (Unaudited)

                                       Common Stock
                               ---------------------------      Additional
                               Number of                          Paid-in        Unearned        Accumulated
                                 Shares         Amount            Capital       Compensation        Deficit          Total
                                 ------         ------            -------       ------------        -------          -----
Balance, August 1, 2005        44,747,799     $        448     $ 43,742,187    $    (40,447)    $(45,033,660)    $ (1,331,472)

Effect of issuance of
options in exchange for
services                                                             56,000         (56,000)                               --

Effect of return and
retirement of shares           (3,506,248)             (35)              35                                                --

Amortization of
unearned compensation                                                                26,451                            26,451

Net loss                                                                                          (1,332,014)      (1,332,014)
                             ------------     ------------     ------------    ------------     ------------     ------------
Balance, January 31, 2006      41,241,551     $        413     $ 43,798,222    $    (69,996)    $(46,365,674)    $ (2,637,035)
                             ============     ============     ============    ============     ============     ============




See Notes to Condensed Consolidated Financial Statements.

                    Jag Media Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended January 31, 2006 and 2005
                                   (Unaudited)

                                                                                              2006                   2005
                                                                                         ----------------       ---------------
Operating activities:

     Net loss                                                                                $(1,332,014)            $(879,432)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                            11,160                 8,329
          Amortization of unearned compensation                                                   26,451                26,877
          Amortization of debt discount                                                           27,753                     -
          Amortization of other assets                                                            13,875
         Writeoff of goodwill                                                                          -                50,392
         Effects of issuance of common stock in exchange for services                                  -                 2,500
          Changes in operating assets and liabilities:
               Accounts receivable                                                               (10,770)               (9,340)
               Other current assets                                                                8,018                24,305
               Accounts payable and accrued expenses                                             675,364               466,510
               Deferred revenues                                                                     698                 3,025
                                                                                         ----------------       ---------------

                         Net cash used in operating activities                                  (579,465)             (306,834)
                                                                                         ----------------       ---------------

Investing activities:
          Equipment purchases                                                                    (12,655)               (3,016)
          Cash paid for business acquisition                                                           -               (19,212)
                                                                                         ----------------       ---------------

                        Net cash used in investing activities                                    (12,655)              (22,228)
                                                                                         ----------------       ---------------
Net decrease in cash and cash equivalents                                                       (592,120)             (329,062)
Cash and cash equivalents, beginning of period                                                   660,865               386,283
                                                                                         ----------------       ---------------

Cash and cash equivalents, end of period                                                        $ 68,745              $ 57,221
                                                                                         ================       ===============


See Notes to Condensed Consolidated Financial Statements.

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of January 31, 2006, their results of operations for the six and three months ended January 31, 2006 and 2005, and cash flows for the six months ended January 31, 2006 and 2005 and their changes in stockholders' deficiency for the six months ended January 31, 2006. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2005 and for the years ended July 31, 2005 and 2004 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2005 that was previously filed with the SEC.

The results of the Company's operations for the six months ended January 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2006.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $85,000 and it incurred net losses of approximately $1,332,000 and cash flow deficiencies from operating activities of approximately $579,000 for the six months ended January 31, 2006. In addition, as of January 31, 2006, the Company only had cash and cash equivalents available of approximately $69,000 and a working capital deficiency of approximately $2,720,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least January 31, 2007 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

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

prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. This equity line was renewed in July 2004 and expires in August 2006. As of January 31, 2006 and March 15, 2006, the Company had received gross proceeds of $4,035,000 from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at the Company's discretion, the purchases are subject to certain conditions as also explained in Note 4 herein and the ability of the investment partnership to fund the purchases. Also as explained in Note 4 herein, on January 25, 2005, the Company entered into a Promissory Note agreement with the investment partnership pursuant to which the Company agreed to borrow $2,000,000 from the investment partnership. The $2,000,000 loan was funded on February 2, 2005. Pursuant to the Promissory Note, the Company deposited 35 put notices under the above agreement for puts in the amount of $60,000 each and one in the amount of $181,017 into escrow. All such put notices have been returned to the Company and the Company is negotiating with Cornell Capital to restructure the Promissory Note.

Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing from its agreement with the investment partnership prior to its expiration in August 2006 or through other financing agreements to enable it to continue as a going concern through at least January 31, 2007. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Net earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of common shares during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.

As of January 31, 2006, there were options outstanding for the purchase of a total of 1,460,000 shares of common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the six and three months ended January 31, 2006 and 2005 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Income taxes:

As of January 31, 2006, the Company had Federal net operating loss carryforwards of approximately $30,142,000 available to reduce future Federal taxable income which will expire from 2019 through 2026.

As of January 31, 2006, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net                       $   10,000
Unearned compensation                            57,000
Net operating loss carryforwards             11,629,000
                                             ----------
                                             11,696,000

Less valuation allowance                    (11,696,000)
                                            ------------

Total                                       $        -
                                            =============

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2006.

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2005. As a result of the decrease in the valuation allowance of $147,000 attributable to the expiration and cancellation of options and warrants that had not been exercised during the six months ended January 31, 2006 and the increase in the valuation allowance of $223,000 during the three months ended January 31, 2006, and the increases in the valuation allowance of $307,000 and $239,000 during the six and three months ended January 31, 2005, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 4 - Issuances of common stock and stock options:

Equity and debt financing agreements with Cornell Capital Partners, L.P.:

As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the " Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company has, in effect, put options whereby, subject to certain conditions, it can require Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier at the discretion of the Company. The purchase price will be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of January 31, 2006, $4,035,000 of the Company's Equity Line with Cornell Capital had been utilized.

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

During the six months ended January 31, 2006, no put options were exercised. As of January 31, 2006, the Company had the ability to require Cornell Capital to purchase shares of its common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006. The $5,965,000 of availability will be reduced to the extent the Promissory Note and interest thereunder is repaid out of the net proceeds received by the Company upon delivery of put notices under the Equity Line Agreement.

On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005 net of a debt discount of $100,000 attributable to a fee paid to Cornell Capital deducted at the time of funding which is being amortized over the life of the loan. The unamortized debt discount as of January 31, 2006 is $45,098. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year will be payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension is mutually agreed to by the parties in writing.

Pursuant to the Promissory Note, the Company agreed to deposit in escrow 35 put notices under the Equity Line Agreement for puts in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the Promissory Note as amended on August 5, 2005, the put notices were to have been held in escrow and released every 14 days commencing November 4, 2005. The Company has also agreed to reserve out of its authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell Capital under the Equity Line Agreement upon use of such put notices.

The Company has the option to repay the amounts due under the Promissory Note provided that each repayment is an amount not less than $25,000. If the Promissory Note is not paid in full when due, the

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Issuances of common stock and stock options (continued):

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

All such put notices have been returned to the Company and the Company is negotiating with Cornell Capital to restructure the Promissory Note.

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

As of August 1, 2005, the Company had 2,510,000 shares of common stock that were subject to outstanding options and warrants issued to employees and nonemployees as compensation for services. During the six months ended January 31, 2006, the Company granted to employees options to purchase 250,000 shares of common stock and granted to consultants options to purchase 200,000 shares of common stock. These options had exercise prices ranging from $.02 to $1.00 per share and will expire at various dates from August 2011 through September 2015. During the six months ended January 31, 2006, options to purchase 1,500,000 shares were canceled and no options were exercised. As a result, options to purchase 1,460,000 shares of common stock at prices ranging from $.02 to $1.00 per share were outstanding as of January 31, 2006.

The cost of the options of $56,000, determined based on their aggregate estimated fair values at the respective dates of issuance using the Black-Scholes option pricing model, assuming a risk free interest rate of 6.5% annually, no dividend payments, annual volatility ranging from 2.71 to 2.79, an exercise price of $0.02 and stock prices when issued of $0.12 to $0.13, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense.

During the Company's fiscal quarter ended January 31, 2006, the Company received the following from a stockholder: (i) instructions for the cancellation of an outstanding option to acquire 1,000,000 shares of the Company's common stock;
(ii) stock certificates and a stock power transferring back to the Company 3,506,248 shares of common stock; and (iii) a stock power to transfer back to the Company 7,981 shares of Series B common stock, all of which shares were cancelled by the Company resulting in an increase in additional paid-in capital and a decrease in the par value of common stock of $35. The Company paid no consideration for the return of such shares or cancellation of the option.

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

Bay Point Investment Partners, LLC has threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim relates to its purchase of shares of the Company's stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleges, among other things, various disclosure failings as well as the Company's failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. The outcome of the matter is not determinable at this time.

Note 6 - Employment agreements:

On November 3, 2005, the Company renewed and extended the amended and restated employment agreements between the Company and its two senior executives, each dated August 31, 2001, retroactively effective to August 31, 2004. Under the revision, the Company became obligated to make cash payments of $150,000 to each of the two senior executives annually during the three year period ending August 31, 2007. As a result, the Company's obligations for cash payments under the two employment agreements during periods subsequent to January 31, 2006 totaled approximately $150,000, $300,000 and $25,000 in the years ending July 31, 2006, 2007 and 2008, respectively. The exercise price of various options which may be granted under the terms of the original amended and restated employment agreements was increased from 25% of a defined market value to 100% of a defined fair market value.

Note 7 - Proposed acquisition:

On December 27, 2005, the Company entered into an agreement and plan of merger (the "Merger Agreement") with, among others, Cryptometrics, Inc., a Delaware corporation ("Cryptometrics"), pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which shares would, upon issuance, represent approximately 88% of the outstanding Company common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics are to be registered under the U.S. Securities Act of 1933, as amended, which the Company has done. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.

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

                    JAG Media Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Proposed acquisition (continued):

Until the Company and Cryptometrics agree otherwise, the Merger Agreement, notwithstanding approval by the Cryptometrics' stockholders may be cancelled with or without any reason at any time by either of them with no liability.

In addition, the proposed transaction is subject to various conditions being satisfied prior to closing, including, among others, (i) the approval of the stockholders of the Company of various amendments to its Articles of Incorporation, (ii) the listing of the Company's Common Stock on the Nasdaq Capital Market, (iii) the parties agreeing on disclosure schedules and completing a due diligence review satisfactory to them in all respects and (iv) the Company and Cryptometrics obtaining all appropriate and necessary corporate and stockholder approvals for the transaction.

There is no assurance that the Company or Cryptometrics will not cancel the Merger Agreement, that the conditions of the proposed transaction will be fulfilled and that the proposed transaction between the Company and Cryptometrics will be consummated.

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

The accounting policies and estimates used as of July 31, 2005, as outlined in our previously filed Form 10-KSB, have been applied consistently for the six months ended January 31, 2006.

Six months ended January 31, 2006 as compared to six months ended January 31, 2005.

                                                          Six Months
                                                        Ended January 31,
                                                  -------------------------------
                                                      2006             2005             $ Change
                                                  --------------  ---------------     --------------

Revenues                                               $ 85,098        $ 117,688          $ (32,590)
                                                  --------------  ---------------     --------------

Operating expenses:
     Cost of revenues                                    44,070           79,873            (35,803)
     Selling expenses                                    24,220           16,247              7,973
     General and administrative expenses              1,202,799          851,589            351,210
                                                  --------------  ---------------     --------------

Totals                                                1,271,089          947,709            323,380
                                                  --------------  ---------------     --------------

Loss from operations                                 (1,185,991)        (830,021)          (355,970)

Other income (expense) :
     Write-off of goodwill                                    -          (50,392)            50,392
     Interest income                                      2,716              981              1,735
     Interest expense                                  (148,739)               -           (148,739)
                                                  --------------  ---------------     --------------

Net loss                                           $ (1,332,014)    $   (879,432)        $ (452,582)
                                                  ==============  ===============     ==============

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. The decrease in subscription revenues during the six months ended January 31, 2006 as compared to the six months ended January 31, 2005 was due primarily to the lack of advertising and increased competition. While our revenues do include revenues from other sources, these other revenues are not material to our business.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site.

During the six months ended January 31, 2006, consulting fees were approximately $32,000 as compared to approximately $63,000 for the six months ended January 31, 2005. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares of approximately $5,400 and $24,000 for the six months ended January 31, 2006 and 2005, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling and general and administrative expenses:

Selling and general and administrative expenses consist primarily of advertising and other promotional expenses, compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable to legal and accounting costs associated with a proposed acquisition.

Interest expense:

The increase results from borrowings under our Promissory Note payable to Cornell Capital.

                                                         Three Months
                                                        Ended January 31,
                                                  -------------------------------
                                                      2006             2005             $ Change
                                                  --------------  ---------------     --------------
Revenues                                               $ 45,075         $ 45,461             $ (386)
                                                  --------------  ---------------     --------------

Operating expenses:
     Cost of revenues                                    18,197           41,430            (23,233)
     Selling expenses                                    14,351           14,096                255
     General and administrative expenses                676,632          602,164             74,468
                                                  --------------  ---------------     --------------

Totals                                                  709,180          657,690             51,490
                                                  --------------  ---------------     --------------

Loss from operations                                   (664,105)        (612,229)           (51,876)

Other income (expense) :
     Writeoff of goodwill                                     -          (50,392)            50,392
     Interest income                                      1,014              290                724
     Interest expense                                   (74,370)               -            (74,370)
                                                  --------------  ---------------     --------------

Net loss                                              ($737,461)       ($662,331)          ($75,130)
                                                  ==============  ===============     ==============


Revenues:

Revenues were unchanged for the three months ended January 31, 2006 compared to the three months ended January 31, 2005.

Cost of revenues:

During the three months ended January 31, 2006, consulting fees were approximately $14,300 as compared to approximately $32,000 for the three months ended January 31, 2005. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options and warrants of approximately $3,250 and $10,000 for the three months ended January 31, 2006 and 2005, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling and general and administrative expenses:

Selling and general and administrative expenses consist primarily of advertising and other promotional expenses, compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable to legal and accounting costs associated with the proposed acquisition.

Interest expense:

The increase results from borrowings under our Promissory Note payable to Cornell Capital.

Liquidity and Capital Resources:

We only generated revenues of approximately $85,000 and we incurred net losses of approximately $1,332,000 and cash flow deficiencies from operating activities of approximately $579,000 for the six months ended January 31, 2006. In addition at January 31, 2006, we had cash and cash equivalents of approximately $69,000 and a working capital deficiency of approximately $2,720,000. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least January 31, 2007 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

As further explained below, we entered into an agreement with an investment partnership pursuant to which it has, in effect, "put" options whereby, subject to certain conditions, we are able to require the investment partnership to purchase shares of our common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line is $10,000,000. The equity line was renewed in July 2004 and expires in August 2006. As of January 31, 2006 and March 15, 2006, we had received gross proceeds of $4,035,000, from the exercise of "put" options. Although the timing and amount of the required purchases under the agreement are at our discretion, the purchases are subject to certain conditions and the ability of the investment partnership to fund the purchases.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and web site operations and obtain sufficient financing from our agreement with the investment partnership or through other financing agreements to enable us to continue as a going concern through at least January 31, 2007. However, if we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $69,000 as of January 31, 2006 results from the advance we received under our Promissory Note dated January 25, 2005 with Cornell Capital Partners, L.P. ("Cornell Capital").

On April 9, 2002, we entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital pursuant to which we have, in effect, put options whereby, subject to certain conditions, we can require Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available to us on August 28, 2002, and was extended in July 2004 for an additional 24 months through August 2006 unless it is terminated earlier by us in our sole discretion. The purchase price will be 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital shall be entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of January 31, 2006, $4,035,000 of the existing Equity Line with Cornell Capital had been utilized.

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

During the six months ended January 31, 2006, no put options were exercised. As of January 31, 2006, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line Agreement at an aggregate purchase price of $5,965,000 through August 28, 2006. The $5,965,000 of availability will be reduced to the extent the Promissory Note and interest thereunder is repaid out of the net proceeds received by the Company upon delivery of put notices under the Equity Line Agreement.

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

Pursuant to the Promissory Note, we agreed to deposit in escrow 35 put notices under the Equity Line for puts in an amount of $60,000 each and one request for a put under the Equity Line in an amount of $181,017. Under the terms of the Promissory Note as amended on August 5, 2005, the put notices were to have been held in escrow and released every fourteen (14) days commencing November 4, 2005. We have also agreed to reserve out of our authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock (the "Reserved Shares") to be delivered to Cornell under the Equity Line Agreement upon use of such put notices.

We have the option to repay the amounts due under the Promissory Note provided that each repayment is in an amount not less than $25,000. If the Promissory
Note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest at a rate of 14% per year or the highest permitted by applicable law, if lower. Upon an event of default (as defined in the Promissory Note), the entire principal balance and accrued interest of the Promissory Note, and all of our other obligations under the Promissory Note, would become immediately due and payable without any action on the part of Cornell.

Cornell Capital has returned to us all the put notices we delivered to it under the terms of the Promissory Note and we are negotiating with Cornell Capital to restructure the Promissory Note.

During the six months ended January 31, 2006, we used cash of approximately $579,000 in our operations primarily to fund our net loss.

On November 24, 2004, we entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom ("Seller") and Pixaya (UK) Limited (formerly known as TComm (UK) Limited), a company organized in the United Kingdom and a wholly-owned subsidiary of the Company. We entered into the transaction to access the seller's development stage software, which we believed offered a new platform for delivery of our services as well as being valuable in its own right. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited. We continue to fund the development of Pixaya's software.

Proposed Acquisition:

On December 27, 2005, we entered into an agreement and plan of merger (the "Merger Agreement") with, among others, Cryptometrics, Inc., a Delaware corporation ("Cryptometrics"), pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which shares would, upon issuance, represent approximately 88% of the outstanding Company common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics are to be registered under the U.S. Securities Act of 1933, as amended, which we have done. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.

At the closing of the proposed transaction, our current directors would resign as directors of the Company and would also resign as officers and executives of the Company. Our board of directors would be replaced with designees of Cryptometrics, at least a majority of whom would be independent and who, in whole or in part, would also constitute the audit committee of the Company's board of directors.

Until the Company and Cryptometrics agree otherwise, the Merger Agreement, notwithstanding approval by the Cryptometrics stockholders, may be cancelled with or without any reason at any time by either of them with no liability.

In addition, the proposed transaction is subject to various conditions being satisfied prior to closing, including, among others, (i) the approval of the shareholders of the Company of various amendments to its Articles of Incorporation, (ii) the listing of the Company's Common Stock on the Nasdaq Capital Market, (iii) the parties agreeing on disclosure schedules and completing a due diligence review satisfactory to them in all respects and (iv) the Company and Cryptometrics obtaining all appropriate and necessary corporate and stockholder approvals for the transaction.

There is no assurance that the Company or Cryptometrics will not cancel the Merger Agreement, that the conditions of the proposed transaction will be fulfilled and that the proposed transaction between the Company and Cryptometrics will be consummated.

On November 3, 2005, we renewed and extended the amended and restated employment agreements between the Company and its two senior executives, each dated August 31, 2001, retroactively effective to August 31, 2004. Under the revision, we became obligated to make cash payments of $150,000 to each of the two senior executives annually during the three year period ending August 31, 2007. As a result, the Company's obligations for cash payments under the two employment agreements during periods subsequent to January 31, 2006 totaled approximately $150,000, $300,000, and $25,000 in the years ending July 31, 2006, 2007 and 2008 respectively. The exercise price of various options which may be granted under the terms of the original amended and restated employment agreements was increased from 25% of a defined market value to 100% of a defined fair market value.

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended January 31, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Change in Internal Control over Financial Reporting:

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

Bay Point Investment Partners, LLC has threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim relates to its purchase of shares of the Company's stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleges, among other things, various disclosure failings as well as the Company's failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. Bay Point has made various requests but has most recently sought a payment while continuing to hold all of its shares in the Company. The outcome of the matter is not determinable at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended January 31, 2006, no put options were exercised under our Equity Line Purchase Agreement, dated as of April 9, 2002. As of January 31, 2006, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line at an aggregate purchase price of $5,965,000 through August 28, 2006.

During the fiscal quarter ended January 31, 2006, there were no sales of unregistered securities by the Company.

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


                                JAG MEDIA HOLDINGS, INC.

Date: March 22, 2006            By:   /s/ Thomas J. Mazzarisi
                                      ------------------------------------
                                Name:  Thomas J. Mazzarisi
                                Title: Chairman of the Board and Chief
                                       Executive Officer


Date: March 22, 2006            By:   /s/ Stephen J. Schoepfer
                                      ------------------------------------
                                Name:  Stephen J. Schoepfer
                                Title: President, Chief Financial Officer,
                                       Chief Operating Officer and Secretary

EXHIBIT INDEX

31.1     Section 302 Certification of Chief Executive Officer.

31.2     Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.