Form 10QSB
period 2006-04-30
JAG MEDIA HOLDINGS INC
filed 2006-06-19
CIK 1089029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2006.

[_] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ________ to ________.

                        COMMISSION FILE NUMBER 000-28761

                            JAG MEDIA HOLDINGS, INC.
        (Exact name of small business issuer as specified in its Charter)

             NEVADA                                      88-0380546
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               6865 SW 18TH STREET
                                   SUITE B-13
                            BOCA RATON, FLORIDA 33433
                    (Address of Principal Executive Offices)

                                 (866) 300-7410
                (Issuer's Telephone Number, Including Area Code)

                                   ----------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the Registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

As of June 9, 2006, the Registrant had 42,476,525 shares of Common Stock, 384,807 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                     1

Condensed Consolidated Balance Sheet April 30, 2006 (Unaudited)              1

Condensed Consolidated Statements of Operations Nine and Three Months
   Ended April 30, 2006 and 2005 (Unaudited)                                 2

Condensed Consolidated Statement of Changes in Stockholders'
   Deficiency Nine Months Ended April 30, 2006 (Unaudited)                   3

Condensed Consolidated Statements of Cash Flows Nine Months Ended
   April 30, 2006 and 2005 (Unaudited)                                       4

Notes to Condensed Consolidated Financial Statements (Unaudited)          5-11

Item 2. Management's Discussion and Analysis                                12

Item 3. Controls and Procedures                                             18

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   19

Item 2. Sales of Unregistered Securities and Use of Proceeds                19

Item 4. Submission of Matters to a Vote of Security Holders                 19

Item 6. Exhibits                                                            21

Signatures                                                                  22

Exhibit Index                                                               23

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2006
                                   (UNAUDITED)

                                     Assets

Current assets:
   Cash and cash equivalents                                       $         --
   Accounts receivable, net of allowance for doubtful accounts
      of $7,500                                                          28,929
   Other current assets                                                  25,767
                                                                   ------------
      Total current assets                                               54,696
Equipment, net of accumulated depreciation of $111,815                   55,342
Other assets                                                             15,839
                                                                   ------------
      Total                                                        $    125,877
                                                                   ============

                    Liabilities and Stockholders' Deficiency

Current liabilities:
   Accounts payable and accrued expenses                           $  1,523,782
   Deferred revenues                                                     26,650
   Loan payable, net of unamortized debt discount of $31,674          1,968,326
                                                                   ------------
      Total current liabilities                                       3,518,758

Mandatorily redeemable Class B common stock; par value $.00001 per share:
      400,000 shares designated as Series 2 384,807 shares
         issued and outstanding                                               4
      40,000 shares designated as Series 3; 21,500 shares issued
         and outstanding                                                     --
                                                                   ------------
                                                                              4
                                                                   ------------
Commitments and contingencies
Stockholders' deficiency:
   Preferred stock; par value $.00001 per share;
      50,000,000 shares authorized, none issued
   Common stock; par value $.00001 per share;
      500,000,000 shares authorized; 41,241,551 shares issue and
         outstanding                                                        413
   Additional paid-in capital                                        43,798,222
   Unearned compensation                                                (49,105)
   Accumulated deficit                                              (47,142,415)
                                                                   ------------
      Total stockholders' deficiency                                 (3,392,885)
                                                                   ------------
      Total                                                        $    125,877
                                                                   ============

See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (UNAUDITED)

                                                Nine Months                 Three Months
                                              Ended April 30,             Ended April 30,
                                         -------------------------   -------------------------
                                             2006          2005          2006          2005
                                         -----------   -----------   -----------   -----------
Revenues                                 $   143,365   $   180,651   $    58,267   $    62,963
                                         -----------   -----------   -----------   -----------
Operating expenses:
   Cost of revenues                           55,924       124,632        11,854        44,759
   Selling expenses                           36,573        29,915        12,353        13,668
   General and administrative expenses     1,941,618     1,378,142       738,819       526,553
                                         -----------   -----------   -----------   -----------
      Totals                               2,034,115     1,532,689       763,026       584,980
                                         -----------   -----------   -----------   -----------
Loss from operations                      (1,890,750)   (1,352,038)     (704,759)     (522,017)
Other income (expense):
   Writeoff of goodwill                           --       (50,586)           --            --
   Interest income                             2,678         5,307           453         4,326
   Interest expense                         (220,683)      (71,136)      (71,944)      (71,136)
                                         -----------   -----------   -----------   -----------
Net loss                                 $(2,108,755)  $(1,468,453)  $  (776,250)  $  (588,827)
                                         ===========   ===========   ===========   ===========
Basic net loss per share                 $     (0.05)  $     (0.03)  $     (0.02)  $     (0.01)
                                         ===========   ===========   ===========   ===========
Basic weighted average common shares
   outstanding                            43,113,230    44,430,720    41,241,551    44,660,720
                                         ===========   ===========   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        NINE MONTHS ENDED APRIL 30, 2006
                                   (UNAUDITED)

                                              Common Stock
                                        -------------------------    Additional Paid-in      Unearned    Accumulated
                                        Number of Shares   Amount         Capital         Compensation      Deficit        Total
                                        ----------------   ------    ------------------   ------------   ------------   -----------
Balance, August 1, 2005                    44,747,799       $448        $43,742,187         $(40,446)    $(45,033,660)  $(1,331,471)
Effect of issuance of options in
   exchange for services                                                     56,000          (56,000)                            --
Effect of return and retirement of
   shares                                  (3,506,248)       (35)                35                                              --
Amortization of unearned compensation                                                         47,341                         47,341
Net loss                                                                                                   (2,108,755)   (2,108,755)
                                           ----------       ----        -----------         --------     ------------   -----------
Balance, April 30, 2006                    41,241,551       $413        $43,798,222         $(49,105)    $(47,142,415)  $(3,392,885)
                                           ==========       ====        ===========         ========     ============   ===========

See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (UNAUDITED)

                                                          2006          2005
                                                      -----------   -----------
Operating activities:
   Net loss                                           $(2,108,755)  $(1,468,453)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                         16,849        14,068
      Amortization of unearned compensation                47,341        30,752
      Amortization of debt discount                        41,177        13,273
      Amortization of other assets                         20,587
      Writeoff of goodwill                                     --        50,586
      Effects of issuance of common stock in
         exchange for services                                 --        77,501
      Changes in operating assets and liabilities
         Accounts receivable                              (14,419)      (16,090)
         Other current assets                              41,421          (583)
         Accounts payable and accrued expenses          1,310,157        51,744
         Deferred revenues                                 (2,581)       (1,046)
                                                      -----------   -----------
            Net cash used in operating activities        (648,223)   (1,248,248)
                                                      -----------   -----------
Investing activities:
   Equipment purchases                                    (12,642)      (24,040)
   Cash paid for business acquisition                          --       (19,212)
                                                      -----------   -----------
            Net cash used in investing activities         (12,642)      (43,252)
                                                      -----------   -----------
Financing activities:
   Proceeds from loan payable                                  --     2,000,000
   Costs paid in connection with loan payable                  --      (100,000)
                                                      -----------   -----------
            Net cash provided by financing
               activities                                      --     1,900,000
                                                      -----------   -----------
Net increase (decrease) in cash and cash equivalents     (660,865)      608,500
Cash and cash equivalents, beginning of period            660,865       386,283
                                                      -----------   -----------
Cash and cash equivalents, end of period              $        --   $   994,783
                                                      ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                    JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of April 30, 2006, their results of operations for the nine and three months ended April 30, 2006 and 2005, and cash flows for the nine months ended April 30, 2006 and 2005 and their changes in stockholders' deficiency for the nine months ended April 30, 2006. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2005 and for the years ended July 31, 2005 and 2004 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended July 31, 2005 that was previously filed with the SEC.

The results of the Company's operations for the nine months ended April 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2006.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $143,000 and it incurred net losses of approximately $2,109,000 and cash flow deficiencies from operating activities of approximately $648,000 for the nine months ended April 30, 2006. In addition, as of April 30, 2006, the Company had no cash or cash equivalents and a working capital deficiency of approximately $3,464,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least April 30, 2007 and that the Company will need to obtain additional equity or debt financing to sustain its operations until it can market its services, expand its customer base and achieve profitability.

As further explained in Note 4 herein, the Company had entered into an agreement with an investment partnership pursuant to which it had, in effect, "put" options whereby, subject to certain conditions, it was able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line was $10,000,000. The equity line was due to expire in August 2006. As of April 30, 2006 and June 15, 2006, the Company had received gross proceeds of $4,035,000 from the exercise of "put" options. As explained in Note 4 herein, on January 25, 2005, the Company entered into a Promissory Note agreement with the investment partnership pursuant to which the Company agreed to borrow $2,000,000 from the investment partnership. The $2,000,000 loan was funded on February 2, 2005. Pursuant to the Promissory Note, the Company had deposited 35 put notices under the above agreement for puts in the amount of $60,000 each and one in the amount of $181,017 into escrow. All put notices have been returned to the Company. In addition, as described in Note 8 herein, on May 25, 2006, the Company terminated the Equity Line Agreement with Cornell Capital, converted $250,000 of the principal of its $2,000,000 Promissory Note payable to Cornell Capital into 1,250,000 shares of the Company's common stock which were issued on such date, and converted the remaining principal amount of and accrued interest on the Promissory Note into a secured convertible debenture in the principal amount of $1,900,000. The Company also issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006,
which provided the Company with net proceeds of approximately $2,000,000 after fees and costs.

Management believes that the Company will be able to generate sufficient revenues from its remaining facsimile transmission and web site operations and obtain sufficient financing through other financing agreements to enable it to continue as a going concern through at least April 30, 2007. However, if the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

As of April 30, 2006, there were options outstanding for the purchase of a total of 1,420,000 shares of common stock (see Note 4 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the nine and three months ended April 30, 2006 and 2005 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

Note 3 - Income taxes:

As of April 30, 2006, the Company had Federal net operating loss carry forwards of approximately $30,920,000 available to reduce future Federal taxable income which will expire from 2019 through 2026.

As of April 30, 2006, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net              $      9,000
Unearned compensation                     54,000
Net operating loss carry forwards     11,883,000
                                    ------------
                                      11,946,000
Less valuation allowance             (11,946,000)
                                    ------------
   Total                            $         --
                                    ============

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2006.

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2005. As a result of increases in the valuation allowance of $103,000 and $250,000, during the nine months and three months ended April 30, 2006, respectively, and the increases in the valuation allowance of $510,000 and $203,000 during the nine and three months ended April 30, 2005, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 4 - Issuances of common stock and stock options:

Equity and debt financing agreements with Cornell Capital Partners, L.P.:

As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the "Equity Line Agreement") with Cornell Capital Partners L.P. ("Cornell Capital") pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. As of April 30, 2006, $4,035,000 of the Company's Equity Line with Cornell Capital had been utilized.

During the nine months ended April 30, 2006, no put options were exercised.

On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005 net of a debt discount of $100,000 attributable to a fee paid to Cornell Capital deducted at the time of funding which is being amortized over the life of the loan. The unamortized debt discount as of April 30, 2006 is $31,674. The face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the

Company within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.

Pursuant to the Promissory Note, the Company agreed to deposit in escrow 35 put notices under the Equity Line Agreement for puts in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the Promissory Note as amended on August 5, 2005, the put notices were to have been held in escrow and released every 14 days commencing November 4, 2005. As of April 30, 2006, no put notices were released. The Company had also agreed to reserve out of its authorized but unissued shares of common stock 3,500,000 shares of the Company's common stock to be delivered to Cornell Capital under the Equity Line Agreement upon use of such put notices.

As explained in Note 8 herein, in May 2006, we refinanced the Promissory Note and obtained additional financing from Cornell Capital. All put notices have been returned to the Company and as of May 26, 2006, the Equity Line and the Promissory Note were terminated and cancelled.

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

As of August 1, 2005, the Company had 2,510,000 shares of common stock that were subject to outstanding options and warrants issued to employees and nonemployees as compensation for services. During the nine months ended April 30, 2006, the Company granted to employees options to purchase 250,000 shares of common stock and granted to consultants options to purchase 200,000 shares of common stock. These options had exercise prices ranging from $.02 to $1.00 per share and will expire at various dates from August 2011 through September 2015. During the nine months ended April 30, 2006, options to purchase 1,540,000 shares were canceled and no options were exercised. As a result, options to purchase 1,420,000 shares of common stock at prices ranging from $.02 to $1.00 per share were outstanding as of April 30, 2006.

The cost of the options of $56,000, determined based on their aggregate estimated fair values at the respective dates of issuance using the Black-Scholes option pricing model, assuming a risk free interest rate of 6.5% annually, no dividend payments, annual volatility ranging from 2.71% to 2.79%, an exercise price of $0.02 and stock prices when issued of $0.12 to $0.13, was initially charged directly to expense or to unearned compensation and subsequently amortized to expense.

During the nine months ended April 30, 2006 the Company received the following from a stockholder: (i) instructions for the cancellation of an outstanding option to acquire 1,000,000 shares of the Company's common stock; (ii) stock certificates and a stock power transferring back to the Company 3,506,248 shares of common stock; and (iii) a stock power to transfer back to the Company 7,981 shares of Series 2 Class B common stock, all of which shares were cancelled by the Company resulting in an increase in additional paid-in-capital and a decrease in the par value of common stock of $35. The Company paid no consideration for the return of such shares or cancellation of the option.

Amendment of Articles of Incorporation:

On April 26, 2006, JAG Media's articles of incorporation were amended to increase the Company's authorized capital stock from 250,000,000 shares of common stock, par value $0.00001 per share to 500,000,000 shares of common stock.

Note 5 - Legal proceedings:

The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years. Bay Point Investment Partners, LLC had threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim related to its purchase of shares of the Company's stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleged, among other things, various disclosure failings as well as the Company's failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. In May 2006, the Company settled its dispute with Bay Point by the payment of $250,000 for which it has received releases from Bay Point and other claimants. The settlement has been included as a liability as of April 30, 2006 and in results of operations for the nine and three months ended
April 30, 2006.

Note 6 - Employment agreements:

On November 3, 2005, the Company renewed and extended the amended and restated employment agreements between the Company and its two senior executives, each dated August 31, 2001, retroactively effective to August 31, 2004. Under the revision, the Company became obligated to make cash payments of $150,000 to each of the two senior executives annually during the three year period ending August 31, 2007. As a result, the Company's obligations for cash payments under each of the two employment agreements during periods subsequent to April 30, 2006 totaled approximately $75,000, $300,000 and $25,000 in the years ending July 31, 2006, 2007 and 2008, respectively. The exercise price of various options which may be granted under the terms of the original amended and restated employment agreements was increased from 25% of a defined market value to 100% of a defined fair market value.

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

Note 8 - Subsequent events:

On May 25, 2006, the Company terminated its Equity Line Agreement with Cornell Capital described in Note 4 herein, converted $250,000 of the principal of its $2,000,000 Promissory Note payable to Cornell Capital, also described in Note 4 herein, into 1,250,000 shares of the Company's common stock which were issued on such date, and converted the remaining principal amount of and accrued interest on the Promissory Note into a secured convertible debenture in the principal amount of $1,900,000. In addition, the Company issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,000,000 after fees and costs. All the secured convertible debentures bear interest at the rate of 10% per year and mature three years after issuance. They are convertible through maturity into shares of the Company's common stock as provided in the debentures. They are secured by the Company's assets and the assets of the Company's United States subsidiary until a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days. At such time, the security interest will automatically terminate provided the Company's common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures.

Cornell Capital has the right to convert the debentures, at its sole option, into shares of the Company's common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of the Company's common stock during the 30 trading days prior to the conversion date.

If the Company issues shares of common stock or common stock equivalents, being rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock entitling any person to acquire shares of common stock, at a price per share less than the then fixed conversion price, then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under the 1999 Long-Term Incentive Plan. The fixed conversion price of the debentures is also subject to adjustment in connection with certain corporate transactions.

In connection with the foregoing, the Company issued warrants to Cornell Capital to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share.

The exercise price and number of shares issuable pursuant to each of the warrants are also subject to adjustment in certain circumstances. In the event that the Company issues or sells any common stock, or is deemed to have issued or sold common stock through issuing stock options or convertible securities, at or representing a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale, then immediately after the issuance or sale, the exercise price of the warrants then in effect will be reduced to an amount equal to the price at which the common stock was, or was deemed to be, sold or issued.

Since the conversion of the secured convertible debentures and the related warrants could result in the issuance of an indeterminable number of common shares, the Company determined that based on the guidance in the consensus for EITF Issue No. 00-19 ("EITF 00-19") "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock", the Company will be prohibited from concluding that it will have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were issued, the Company recorded the related fair value of all warrants and options issued to non-employees as a liability. Subsequent changes in the fair value of such options and warrants at the end of each reporting period will be recorded as charges or credits to the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The accounting policies and estimates used as of July 31, 2005, as outlined in our previously filed Form 10-KSB, have been applied consistently for the nine months ended April 30, 2006.

Nine months ended April 30, 2006 as compared to nine months ended April 30, 2005.

                                                Nine Months
                                              Ended April 30,
                                         -------------------------
                                             2006          2005       $ Change
                                         -----------   -----------   ---------
Revenues                                 $   143,365   $   180,651   $ (37,286)
                                         -----------   -----------   ---------
Operating expenses:
   Cost of revenues                           55,924       124,632     (68,708)
   Selling expenses                           36,573        29,915       6,658
   General and administrative expenses     1,941,618     1,378,142     563,476
                                         -----------   -----------   ---------
Total                                      2,034,115     1,532,689     501,426
                                         -----------   -----------   ---------
Loss from operations                      (1,890,750)   (1,352,038)   (538,712)
Other income (expense) :
   Writeoff of goodwill                           --       (50,586)     50,586
   Interest income                             2,678         5,307      (2,629)
   Interest expense                         (220,683)      (71,136)   (149,547)
                                         -----------   -----------   ---------
Net loss                                 $(2,108,755)  $(1,468,453)  $(640,302)
                                         ===========   ===========   =========

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. The decrease in subscription revenues during the nine months ended April 30, 2006 as compared to the nine months ended April 30, 2005 was due primarily to the lack of promotion of the site and its decreased attractiveness to users. While our revenues do include revenues from other sources, these other revenues are not material to our business.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our website, costs in connection with the development and maintenance of the website, and payments to commentators and employees for their reports that are posted on our website.

During the nine months ended April 30, 2006, consulting fees were approximately $36,000 as compared to approximately $98,000 for the nine months ended April 30, 2005. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares of approximately $9,000 and $30,750 for the nine months ended April 30, 2006 and 2005, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling and general and administrative expenses:

Selling and general and administrative expenses consist primarily of advertising and other promotional expenses, compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable to costs associated with the proposed acquisition, debt restructuring and settlement of a legal claim.

Interest expense:

The increase results from borrowings under our Promissory Note payable to Cornell Capital.

Three months ended April 30, 2006 as compared to three months ended April 30, 2005.

                                           Three Months
                                          Ended April 30,
                                      ---------------------
                                         2006        2005     $ Change
                                      ---------   ---------   --------
Revenues                              $  58,267   $  62,963   $  (4,696)
                                      ---------   ---------   ---------
Operating expenses:
   Cost of revenues                      11,854      44,759     (32,905)
Selling expenses                         12,353      13,668      (1,315)
General and administrative expenses     738,819     526,553     212,266
                                      ---------   ---------   ---------
Total                                   763,026     584,980     178,046
                                      ---------   ---------   ---------
Loss from operations                   (704,759)   (522,017)   (182,742)
Other income (expense):
   Writeoff of goodwill                      --          --          --
   Interest income                          453       4,326      (3,873)
   Interest expense                     (71,944)    (71,136)       (808)
                                      ---------   ---------   ---------
Net loss                              $(776,250)  $(588,827)  $(187,423)
                                      =========   =========   =========

Revenues:

Revenues decreased for the three months ended April 30, 2006 primarily due to the lack of promotion of the site and its decreased attractiveness to users.

Cost of revenues:

During the three months ended April 30, 2006, consulting fees were approximately $4,000 as compared to approximately $35,000 for the three months ended April 30, 2005. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options and warrants of approximately $3,250 and $3,875 for the three months ended April 30, 2006 and 2005, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our JagNotes website.

Selling and general and administrative expenses:

General and administrative expenses increased for the three months ended April 30, 2006 primarily as a result of a $250,000 legal settlement which offset decreases in salaries and reductions in legal and accounting fees in the prior year's three month period ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

We only generated revenues of approximately $143,000 and we incurred net losses of approximately $2,109,000 and cash flow deficiencies from operating activities of approximately $648,000 for the nine months ended April 30, 2006. In addition, at April 30, 2006, we had no cash and cash equivalents and a working capital deficiency of approximately $3,464,000. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least April 30, 2007 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability.

We believe that we will be able to generate sufficient revenues from our remaining facsimile transmission and website operations and obtain sufficient financing to enable us to continue as a going concern through at least April 30, 2007. In May 2006, we obtained new financing in the amount of $2,250,000, which after fees and costs which were withheld, resulted in net proceeds to us of approximately $2,000,000. As a condition to the new financing, we were required to terminate our existing Equity Line Agreement with Cornell Capital Partners, LP, as more fully described below. If we cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, before April 30, 2007, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

On November 24, 2004, we entered into a Business Sale Agreement (the "Sale Agreement") with TComm Limited, a company organized in the United Kingdom ("Seller"), and Pixaya (UK) Limited (formerly known as TComm (UK) Limited), a company organized in the United Kingdom that is our wholly-owned subsidiary. We entered into the transaction to access the Seller's development stage software, which we believed offered a new platform for delivery of our services as well as being valuable in its own right. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited. We continue to fund the development of certain of Pixaya's software.

On April 9, 2002, we entered into an Equity Line Purchase Agreement with Cornell Capital Partners L.P. pursuant to which we had, in effect, put options whereby, subject to certain conditions, we could require Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The equity line became available to us on August 28, 2002, and was to have remained available through August 28, 2006 unless terminated earlier by us in our sole discretion. Effective May 26, 2006, we were required to cancel the Equity Line Purchase Agreement as a condition to entering into a $4,150,000 borrowing and refinancing with Cornell Capital which is described more fully below.

During the nine months ended April 30, 2006, no shares of common stock were issued pursuant to the equity line. As of May 26, 2006, when the Equity Line Purchase Agreement was terminated, we had the ability to require Cornell Capital to purchase shares of our common stock at an aggregate purchase price of $5,965,000 through August 28, 2006.

On January 25, 2005, we entered into a Promissory Note with Cornell Capital for a loan of $2,000,000. On May 25, 2006, this Promissory Note was paid in part, and the rest refinanced by converting it into a debenture as described below. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005. On August 5, 2005, we and Cornell Capital agreed, as permitted under the Promissory Note to extend for three months the date by which we must pay all amounts due under the Promissory Note. The face amount of the Promissory Note (as amended) and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Purchase Agreement or (ii) in full by us within 753 calendar days of January 25, 2005, regardless of the availability of proceeds under the equity line, unless an extension were mutually agreed to by the parties in writing.

Pursuant to the Promissory Note, we deposited in escrow 35 put notices under the equity line in an amount of $60,000 each and one request for a put under the equity line in an amount of $181,017. Under the terms of the Promissory Note (as extended), the put notices held in escrow were to be released every fourteen
(14) days commencing November 4, 2005. As of April 30, 2006, no put notices were released. We also agreed to reserve out of our authorized but unissued shares of common stock 3,500,000 shares of our common stock to be delivered to Cornell Capital under the equity line upon use of such put notices. We paid to Cornell Capital a fee of $100,000 in connection with this transaction which has been recorded as a debt discount and is being amortized over the life of the loan, as restructured.

We had the option to repay the amounts due under the Promissory Note and to withdraw any put notices yet to be effected provided that each repayment was in an amount not less than $25,000. In addition, we had the right to accelerate the delivery of one or more put notices and to select the specific put notice to be so accelerated. If the Promissory Note were not paid in full when due, the outstanding principal owed thereunder could be due and payable in full together with interest at a rate of 14% per year or the highest permitted by applicable law, if lower.

Upon an event of default (as defined in the Promissory Note), the entire principal balance and accrued interest of the Promissory Note, and all our other obligations under the Promissory Note, would have become immediately due and payable without any action on the part of Cornell Capital.

In May 2006, we refinanced our existing Promissory Note dated January 25, 2005, as amended August 5, 2005, in favor of Cornell Capital and obtained additional financing in the principal amount of $2,250,000 from Cornell Capital. As a condition of the additional financing, we were required to terminate our existing Equity Line Agreement with Cornell Capital. In connection with all such financings, we issued three secured convertible debentures, bearing interest at 10% per year and payable in three years, in the aggregate principal amount of $4,150,000.

Effective May 25, 2006, pursuant to a letter agreement with Cornell Capital, we converted $250,000 of the outstanding $2,000,000 principal of the Promissory
Note into 1,250,000 shares of our common stock which we issued to Cornell Capital. We converted the remaining $1,750,000 of the principal of the Promissory Note and $150,000 in accrued and unpaid interest into a $1,900,000 10% Secured Convertible Debenture which we also issued to Cornell Capital on May 25, 2006.

Effective May 25, 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we agreed to sell to Cornell Capital $2,250,000 principal amount of 10% secured convertible debentures. At the closing on May 25, 2006, we issued a $1,250,000 10% Secured Convertible Debenture to Cornell Capital. On May 31, 2006, we issued a $1,000,000 10% Secured Convertible Debenture to Cornell Capital.

All of the secured convertible debentures will mature in May 2009. We may, in our sole discretion, redeem any and all amounts owed under such debentures provided that the closing bid price of our common stock is less than the fixed conversion price, initially $0.40 per share, at the time we deliver notice to Cornell of our desire to redeem any amounts owed. We must pay a redemption premium of 10% on any amounts redeemed.

Cornell Capital has the right to convert the debentures, at its sole option, into shares of our common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of our common stock during the 30 trading days prior to the conversion date.

If we issue shares of common stock or common stock equivalents, being rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock entitling any person to acquire shares of common stock, at a price per share less than the then fixed conversion price, then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under the 1999 Long-Term Incentive Plan. The fixed conversion price of the debentures is also subject to adjustment in connection with certain corporate transactions.

Cornell Capital may not convert the debentures into an amount of shares of our common stock that would result in it owning in excess of 4.99% of the then total outstanding shares of our common stock, unless Cornell Capital chooses to waive such restriction, which waiver would be subject to a 65-day notice period.

In connection with the financing, we paid Cornell Capital a commitment fee equal to 10% of the disbursements of $2,250,000 at closing. We also paid Cornell Capital a $15,000 structuring fee in connection with the financing and paid their counsel's fee of $15,000. We will use the net proceeds of approximately $2,000,000 to pay outstanding accounts payable, with the remainder to be allocated for working capital purposes.

In connection with the $2,250,000 financing, we and our subsidiary, JAG Media LLC, entered into Security Agreements with Cornell Capital effective May 25, 2006, which provide that the debentures will remain secured by our assets and those of JAG Media LLC until the registration statement of which this prospectus forms a part has been effective for 60 days. At such time, the security interest will automatically terminate provided our common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the debentures.

In connection with the $2,250,000 new financing, we also issued to Cornell Capital warrants to purchase 12,000,000 shares of our common stock; 2,000,000 at each of $0.40, $0.50 and $0.60 per share and 3,000,000 at each of $0.70 and $0.80 per share. All five warrants expire in May 2011.

The exercise price and number of shares issuable pursuant to each of the warrants are also subject to adjustment in certain circumstances. In the event that we issue or sell any common stock, or are deemed to have issued or sold common stock through issuing stock options or convertible securities, at or representing a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale, then immediately after the issuance or sale, the exercise price of the warrants then in effect will be reduced to an amount equal to the price at which the common stock was, or was deemed to be, sold or issued. No such adjustment shall be made as a result of issuances of shares under our 1999 Long-Term Incentive Plan. Upon each adjustment to the exercise price of the warrants, the number of shares issuable upon exercise of the warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of common stock issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. The exercise price and the number of shares issuable pursuant to each of the warrants is also subject to adjustment in connection with certain corporate transactions.

Unless it waives such restriction, which waiver would be subject to a 65-day notice period, Cornell Capital may not exercise the warrants for an amount of shares of our common stock that would result in it owning in excess of 4.99% of the then outstanding shares of our common stock.

As of April 30, 2006, we had no cash or cash equivalents.

During the nine months ended April 30, 2006, we used cash of approximately $648,000 in our operations primarily to fund our net loss.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of April 30, 2006 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended April 30, 2006 and 2005 or that they will have a significant effect at the time they become effective.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended April 30, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Change in Internal Control over Financial Reporting:

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Bay Point Investment Partners, LLC ("Bay Point") threatened to commence litigation against the Company, certain of our officers and directors and others. The Bay Point claim related to its purchase of shares of our common stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleged, among other things, various disclosure failings as well our failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. We have settled all such claims in May 2006 by paying $250,000 and have obtained releases from Bay Point and two related claimants, Special K Investors and Seth Kanegis.

ITEM 2. SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended April 30, 2006, no put options were exercised under our Equity Line Purchase Agreement, dated as of April 9, 2002. As of April 30, 2006, we had the ability to require Cornell Capital to purchase shares of our common stock pursuant to the Equity Line at an aggregate purchase price of $5,965,000 through August 28, 2006. The Equity Line Purchase Agreement was terminated effective May 26, 2006.

During the fiscal quarter ended April 30, 2006, there were no sales of unregistered securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about March 16, 2006, the Company mailed a Proxy Statement to shareholders in connection with its annual meeting (the "Annual Meeting") which was held on April 26, 2006 in the law offices of Jones Vargas located on the Twelfth Floor of 100 West Liberty Street in Reno, Nevada. The following matters were voted upon and approved at the Annual Meeting: (a) election of Thomas J. Mazzarisi and Stephen J. Schoepfer to serve as the directors of the Company for the ensuing year; (b) the ratification of the selection of J.H. Cohn LLP as the Company's independent registered public accounting firm for the fiscal year ending July 31, 2007; (c) the proposal to amend Article Fourth of the Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 250,000,000 to 500,000,000; and (d) the proposal to amend Article First of the Amended and Restated Articles of Incorporation to change the company's name to "Cryptometrics, Inc." upon the consummation of the merger of Cryptometrics Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company, with and into Cryptometrics, Inc.

As of March 10, 2006, the record date established by our Board of Directors for the Annual Meeting, there were 38,874,700 shares of the Company's common stock outstanding and entitled to vote at the Annual Meeting. The holders of 24,742,095 shares of the Company's common stock, or more than a majority of the Company's common stock outstanding and entitled to vote at the Annual Meeting, were present in person or represented by proxy at the Annual Meeting. The holders of 23,794,356 shares of the Company's common stock voted for the election of Mr. Mazzarisi as a director of the Company and the holders of 947,739 shares of the Company's common stock withheld votes from the election of Mr. Mazzarisi. The holders of 23,417,481 shares of the Company's common stock voted for the election of Mr. Schoepfer as a director of the Company and the holders of 1,324,614 shares of the Company's common stock withheld votes from the election of Mr. Schoepfer. No other directors were nominated by the shareholders. The holders of 24,613,112 shares of the Company's common stock voted for the ratification of the selection of J.H. Cohn LLP as the Company's independent registered public accounting firm, the holders of 21,189 shares of the Company's common stock voted against approval, and the holders of 107,794 shares of the Company's common stock abstained from voting on this matter. The holders of 23,704,525 shares of the Company's common stock voted for the approval of the amendment of Article Fourth of the Amended and Restated Articles of Incorporation of the Company, the holders of 977,166 shares of the Company's common stock voted against such proposal, and the holders of 60,404 shares of the Company's common stock abstained from voting on this matter. Lastly, the holders of 24,657,068 shares of the Company's common stock voted for the approval of amendment of Article First of the Company's Amended and Restated Articles of Incorporation, the holders of 72,757 shares of the Company's common stock voted against such proposal and the holders of 12,270 shares of the Company's common stock abstained from voting on the matter.

ITEM 6. EXHIBITS

3.1 Composite Amended and Restated Articles of Incorporation of JAG Media Holdings, Inc.

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

                                      JAG MEDIA HOLDINGS, INC.


Date: June 16, 2006                   By: /s/ Thomas J. Mazzarisi
                                          --------------------------------------
                                      Name: Thomas J. Mazzarisi
                                      Title: Chairman of the Board,
                                             Chief Executive Officer & Secretary


Date: June 16, 2006                   By: /s/ Stephen J. Schoepfer
                                          --------------------------------------
                                      Name: Stephen J. Schoepfer
                                      Title: President, Chief Financial Officer,
                                             & Chief Operating Officer

EXHIBIT INDEX

3.1 Composite Amended and Restated Articles of Incorporation of JAG Media Holdings, Inc.

31.1   Section 302 Certification of Chief Executive Officer.

31.2   Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.