Form 10KSB
period 2006-07-31
JAG MEDIA HOLDINGS INC
filed 2007-03-05
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-28761
JAG MEDIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0380546
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

6865 S.W. 18th Street, Suite B-13
Boca Raton, Florida	33433
(Address of Principal Executive Offices)	(Zip Code)
(866) 300-7410
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.00001 par value
Series 2 Class B Common Stock, $0.00001 par value
(Title of Class)
Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The issuer’s revenue for the fiscal year ended July 31, 2006 was approximately $166,692.
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the Common Stock of $0.57 reported on the OTC Bulletin Board on February 14, 2007, was approximately $ 26,959,232.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	February 14, 2007
Common Stock, par value $0.00001 per share	47,481,898
Series 2 Class B Common Stock, par value $0.00001 per share	392,658
Series 3 Class B Common Stock, par value $0.00001 per share	21,500

DOCUMENTS INCORPORATED BY REFERENCE: None

JAG MEDIA HOLDINGS, INC.
2006 FORM 10-KSB ANNUAL REPORT

-ii-

PART I
ITEM 1. DESCRIPTION OF BUSINESS
The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our discussions relating to our liquidity and capital resources, our subscription and advertising revenues, our business strategy, our competition, and the future of the Internet and webcasting over the Internet, among others, contain such statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors.”
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
Until 1999, we targeted only a limited audience of financial professionals and we did not engage in organized sales and marketing efforts. As discussed in more detail below, in 1999 we decided to change our focus by expanding onto the Internet and targeting retail subscribers with the hope of expanding our subscriber base and our business. In September 2000, we started an advertiser-based financial webcast which we sold on February 1, 2001 as we were unable to continue to fund its operating losses.
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
We purchased certain development stage software and related assets in the United Kingdom on November 24, 2004, now being developed by our subsidiary, Pixaya (UK) Limited. On August 8, 2006, we changed the name of our subsidiary, JAG Media LLC, to Pixaya LLC in order to better reflect its role as owner of Pixaya (UK) Limited as well as the primary provider of support for the products of Pixaya (UK) Limited in the United States. We are continuing to finance the development and marketing by Pixaya (UK) Limited of one product, a mobile surveillance system which streams live video in real time from the point of use back to a control center and, if desired, to other locations. We have not yet made a sale of such product.
We have also decided to expand our business and are seeking acquisition candidates which may be engaged in unrelated lines of business. See “- Our Business Strategy”.

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

As of September 18, 2006, there were over one billion Internet users worldwide, including over 207 million users in the United States. See Internet World Stats website (http://www.internetworldstats.com ).
According to tracking surveys conducted by Pew Internet & American Life Project as of November 2004, based on 147 million adult Internet users in the United States, approximately 44% use the Internet to obtain financial information and approximately 13% use the Internet to buy or sell stocks, bonds or mutual funds. According to these surveys, approximately 8% of those with Internet access obtain financial information on a typical day. (http://www.pewinternet.org/trends/UsageOverTime.xls.) An updated Pew study published June 14, 2006 has confirmed that the 44% user rate for financial information has remained generally constant from 2000-2005. (http://www.pewresearch.org/obdeck/?obdeck ID:31).
With respect to our Pixaya business unit, the mobile and wireless industries are experiencing significant growth and changing the way businesses operate and people communicate. Both industries are also giving rise to new forms of mobile entertainment, communication and information not available just a few short years ago. As of December 31, 2005 there were more than 200 million wireless subscribers in the U.S. and reported wireless minutes of use exceeded 1.4 trillion in 2005, representing a year over year growth of over 35%. By mid-year 2006 there were over 219 million users (72% of the U.S. population) and minutes of use for the first half of 2006 were up 27% over the first half of 2005.
See Cellular Telecommunications and Internet Association (http://www.ctia.org.); see Mobile Data News, January 26, 2006 (http://www.mda-mobiledata.org).
In addition, wireless carriers are updating their networks and are in the process of deploying their next-generation high-speed broadband networks, commonly referred to as 3G. Sprint, whose technology is based on the CDMA standard, intends to have its EVDO Rev A high-speed broadband network substantially deployed by the end of 2007 (http://www.mobiletechnews.com/info/2006/08/03/104744.html). Such 3G networks will significantly improve uplink and downlink speeds, thereby providing an enhanced user experience when viewing video, accessing the Internet or working with any large data files.
New forms of wireless are also experiencing significant growth. For example, municipal wireless networks, which provide wireless coverage to large portions of municipal areas, have seen significant growth over the past year and that growth is generally expected to continue in the near term.
2004 — 2007 U.S. Spending for Municipal Wireless Networks

	2004	2005	2006	2007
Spending ($ Millions)	$31.5	$76.5	$177.7	$405.6

YTY Growth Rate	N/A	142%	132%	128%
See Municipal Wireless State of the Market Report September 2005 (http://www.muniwireless.com).
OUR PRODUCTS
We have been providing financial and investment information within the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our U.S. website.
Our jagnotes.com website consists solely of a subscription-based service. During the last fiscal year, we discontinued the free portion of the Company’s website.

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
JAGNOTES (UPGRADE/DOWNGRADE) REPORT — The JAGNotes Report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Each morning we gather this information, then compile and release it in a concise, easy to read format before the markets open. We believe that this report gives early, convenient access to our subscribers of potentially market moving information which was traditionally not available in a convenient format when the market opens. This report is updated from time to time during the trading day.
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
While we intend to focus our efforts exclusively on offering the JAGNotes Report to institutional customers, we recognize that it remains of interest to some retail customers as well. However, to avoid the cost of accessing such individuals we expect to do so almost exclusively through strategic affiliations such as our current arrangement with Track Data, as described under “Our Business Strategy”, below.
THE RUMOR ROOM — Because rumors can move equities, we have established the Rumor Room where we post rumors that have been heard on the street about various stocks. When we hear rumors, we post the information in the Rumor Room and indicate the date and time of the rumor. While we realize that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of our site, we believe that every trader and investor — large and small — should have access to this information to determine its usefulness. The Rumor Room is available to our subscribers and updated whenever we receive relevant information.
Although targeted primarily at individual subscribers, the Rumor Room is also made available through our website to institutional investors as described above. As described below, if we can obtain funding and our English subsidiary, Pixaya, can complete development of its Pixaya Mobile software product, which delivers on-demand video/audio clips and text messages to mobile phones, we intend to try to distribute the Rumor Room through mobile phones as well. We believe such a distribution channel might better access our target audience. There can be no assurance, however, that such development will be successfully completed or, if completed, that customers will embrace this new mode of distribution. For the time being, we have stopped further development of this product in light of our lack of liquidity.
PIXAYA — On November 24, 2004, through our English subsidiary now named Pixaya (UK) Limited, we purchased certain development stage software and related assets from TComm Limited, a company also organized in the United Kingdom. At the time of acquisition, TComm Limited was in various stages of development of four software products. The one product we have continued to develop is SurvayaCam (previously CCMTV), which consists of software programs and related hardware intended to permit field personnel to send real-time video streams from the field to a central location (or multiple locations) where they can be viewed. We are also now attempting to market SurvayaCam through demonstrations and pilot program deployments of the product. Some pilot programs involve us providing SurvayaCam software and hardware free of charge, while others involve the purchase of SurvayaCam at a discount price. In addition, we are attempting to develop a network of resellers who could function as the primary distribution channel for SurvayaCam.
Due to our lack of funding, we have for the time being discontinued developing Pixaya Mobile (previously known as TComm TV), which delivers on-demand video/audio clips and text messages to various Java-based and Symbian-based mobile phones. We have discontinued our support of the other two products we originally acquired. In addition, after the acquisition we supported development of a new mobile phone product named “SOS Guides,” which are mobile travel guides that will be made available to users through their mobile phones. We intend to resume marketing the “SOS Guides” to travel agents, metropolitan tourist bureaus and other travel related companies as soon as we have sufficient funds to do so.
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
Our strategy to reverse the current downward trend of our revenues has not been effective to date, as our revenues continue to decline. While pursuant to our strategy we have taken steps to curtail costs, we do not believe it is practicable to further curtail costs to the level that they will correspond with our revenues. Accordingly, while we have not abandoned our revenue and cost strategies, the primary focus of our strategy is the pursuit of merger and other expansion opportunities. Accordingly, we have principally used our limited available funds to support our attempts to find and consummate a merger, with a modest amount also being used to support Pixaya’s SurvayaCam, as we believe it has the best potential for the most immediate revenue return. Our strategy is to continue such an allocation of our limited funds.
In order to put ourselves in a position to implement our increased revenue and cost curtailment strategy if we obtain the requisite financing, we intend to try to re-position JAG Media’s two basic products so they are targeted more effectively at their respective markets: institutional customers (JAGNotes Report) and retail customers (the Rumor Room). In time, we hope that by refocusing our products on specific customer groups, JAG Media may become a more important information resource both for institutional customers, such as investors, brokers and investment advisers, and for individual retail customers.
o	Increase Revenues.
We believe the institutional market for the JAG Notes Report, provided we have sufficient funds available to improve its content and distribution, offers an opportunity to achieve higher revenues at lower per unit cost than the retail market we have been pursuing. Accordingly, with respect to our JAGNotes Report, we plan to focus on servicing the institutional segment of our business. To assist us in this effort, if we have the requisite funding, we intend to investigate ways of using the Internet more effectively in distributing our product to the institutional market and help those customers in turn redistribute the product to their professional employees. Also, in order to access individual professional traders without incurring excessive marketing costs, we intend to pursue strategic affiliations, partnerships, joint ventures or other relationships with strategic partners, such as our current arrangements with Track Data, Comtex, Inc. and Acquire Media Corporation, financial information platforms for professional traders, whereby they offer our JAGNotes Report as part of their collection of subscriber services to the professional trading community. We have not, however, recently been successful in adding additional strategic partners.
With respect to the Rumor Room service, we believe that developing technologies, such as mobile phones, may give us a better distribution channel which can make the individual customer market for the Rumor Room cost effective as well, assuming we can obtain the necessary funds to improve the content and distribution of the product. If we are able to fund development of our Pixaya Mobile software, we will explore the feasibility of using mobile phones as a new distribution channel for our Rumor Room service.
Finally, as part of our strategy to increase revenues, since we believe that SurvayaCam has been developed to the point where we can do sales demonstrations and pilot program deployments, we intend to support Pixaya’s sales efforts for the product to the extent we have the funds to do so.

o	Curtail Costs.
We sold our webcasting business and discontinued our efforts to market our Company Voice product to reduce our cash flow requirements. In addition, we have discontinued all our paid commentators and certain employees in order to save costs where we concluded that the cost was not justified by our subscribers’ interest and current revenue levels.
We are not aware of further costs which can be curtailed at this point without unduly adversely affecting our business. Many of our general and administrative costs are related to being a public company and these costs are difficult to reduce in light of the recent Sarbanes-Oxley legislation and its new requirements. While we will continue to look for cost savings and intend as well to explore ways to reduce cash expenditures through the issuance of shares, we do not believe it is possible as a practical matter to reduce costs on an accrual or cash basis to a level commensurate with our current or expected revenues.
o	Pursue Merger and Other Expansion Opportunities.
This portion of our strategy represents our highest priority.
We have looked at various possible acquisitions over the past three years. Over that period we have increased our efforts to find a compatible merger candidate and have considered dividing our business to help jump start its growth and perhaps attain access to more funding sources. A merger candidate need not be in our specific line of business, but could be in another line of business related to the stock market or software or it could be in an unrelated line of business. Our current strategy is to not foreclose any attractive candidate based upon its line of business.
We also are pursuing the possibility, subject to available funding, of spinning off one of our two major services in order to maximize the chances of successfully developing both such services by focusing them on their respective target customer bases.
Pursuant to the above strategy, we have located a possible merger candidate, Cryptometrics, Inc. While there can be no assurance that the transaction will ever be consummated, on December 27, 2005 we entered into a merger agreement, which was subsequently amended effective January 24, 2007 and February 26, 2007 (the “Merger Agreement”), with Cryptometrics pursuant to which Cryptometrics would merge with our newly created subsidiary (the “Merger”). In consideration of the Merger, the stockholders of Cryptometrics would acquire 394,700,016 shares of our common stock which would, upon issuance, represent approximately 89.66% of our outstanding common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. In such case, our existing public stockholders would experience significant dilution from the issuance of such shares to the stockholders of Cryptometrics. If consummated, the transaction would be accounted for as a reverse acquisition in which Cryptometrics would be deemed the acquirer for accounting purposes.
Until we agree otherwise, the Merger Agreement may be canceled with or without any reason by either us or Cryptometrics with no liability. In any case, the Merger Agreement will automatically terminate if the closing does not occur by April 6, 2007, unless the parties otherwise agree to extend such date. The provisions of the Merger Agreement provide that if we cancel the Merger Agreement prior to the automatic termination date, we will issue 500,000 shares of our common stock to Cryptometrics. Additionally, the consummation of the Merger is subject to various conditions set forth in the Merger Agreement, including, among others, (i) the representations and warranties of the parties being true and correct (ii) our shares of common stock having been authorized for trading on the OTC Bulletin Board or the OTC Pink Sheets and (iii) the limitation of our aggregate indebtedness to $4,350,000. There is no assurance that the proposed merger between us and Cryptometrics will be consummated, or if it is consummated, that it will be pursuant to the terms described above.
The Merger Agreement, including the amendments thereto, are included as Exhibits 99.3, 99.4 and 99.5 to this Annual Report on Form 10-KSB and should be reviewed for further information regarding the Merger.
We are also considering a possible spin off of either the Rumor Room, together with our related Pixaya Mobile software development business, or the JagNotes Report. Any such spin off might possibly be done in connection with a merger with another enterprise which may be in an unrelated line of business. We believe our two products might be better repositioned and developed as their own corporate entities which might also appeal to different investors. We have not made a final decision as to any spin off or entered into any term sheet in connection with any merger related to such a spin off. There can be no assurance that any such spin off, with or without a merger, will prove feasible or be consummated.
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
Note: These are our strategies, goals and targets. We believe in them, but we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. Strategies that in the past we thought would be successful have not proven effective. In addition we are dependent on having sufficient cash to carry out our strategy. Alternatively, we may have to continue to reduce services to a level subscribers or customers may not find valuable. Please read “Risk Factors” beginning on page 12 of this Annual Report on Form 10-KSB before making any investment decision.
REGULATION
The securities industry is subject to extensive regulation under federal and state laws in the United States, and companies that provide financial advice to investors are generally required to register as investment advisers at either the federal or state level. We believe that our business consists of a publishing activity for which investment adviser registration and regulation do not apply under applicable federal or state law, and thus we are not registered as an investment adviser with either the SEC or any of the various states. The regulatory environment in which we operate is subject to change, however, and we could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future.
In addition, we operate in an environment of uncertainty about potential government regulation of the Internet and Internet-based service providers. We believe that our business is not currently subject to direct regulation other than regulations applicable to businesses generally. However, the Internet is evolving rapidly, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. The United States Congress has passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, liability for third-party activities and jurisdiction. Specifically, with respect to one aspect of copyright law, on October 28, 1998, the United States Congress passed the Digital Millennium Copyright Act (“DMCA”). The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees in connection with digital sound recordings which we might deliver to our customers. Additionally, federal, state, local and foreign governmental organizations also are considering other legislative and regulatory proposals that would regulate the Internet. Although we are also contemplating distribution by mobile phone, that sector is also regulated and there is currently a focus on regulation in that sector, so that changes can be anticipated.
We cannot predict what new laws will be enacted or how courts will interpret both existing and new laws. As a result, we are uncertain as to how new laws or the application of existing laws may affect our business. For example, while we are not aware of any pending laws or regulations that would restrict our ability to disseminate market-based rumors and other information of unsubstantiated reliability, it is possible that such laws or regulations may be passed in the future. Increased regulation in this area could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. In addition, the ways in which internet companies deal with copyrighted content which appears on their sites are in flux.
COMPETITION
Providing financial information and analysis over the Internet is an intensely competitive business. A large number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff. In addition, cable television is an increasingly important source of financial news and therefore competition.
Our business competes to a different degree with the following information sources, many of which provide their information without charge:
o	Online financial news and information providers including Yahoo Finance, Marketwatch, TheStreet.com, Forbes.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com;

o	Internet portals and search engines such as AOL, MSN and Yahoo;

o	Traditional media sources such as The Wall Street Journal, Investor’s Business Daily, The Financial Times, Barrons, CNN/Money, and MSN Money/CNBC, all of which also have an Internet presence;

o	Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

o	Online brokerage firms such as TD Ameritrade, E*Trade Financial, Charles Schwab and Fidelity.
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
It is not difficult for new competitors to enter the market. Many blogs now provide financial information at no cost. Much of the information we provide is publicly available and we do not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering our markets. Our current and future competitors may develop or offer services that have significant price, content, creative or other advantages over the services we provide.
In order for us to successfully compete in this business, we will need to reliably provide valuable services to a greater number of institutional and other subscribers who are willing to pay us fees sufficient to support such services. We believe that over time, if we can obtain sufficient funding, a successful implementation of our business strategy will allow us to compete successfully as a focused provider of timely investment information to institutional and retail customers.
INTELLECTUAL PROPERTY
We are the owner of the trademarks JAG NOTES, AHEAD OF THE MONEY, STREETSIDE and STREETSIDE WITH DAN DORFMAN. Each of the foregoing trademarks was approved in 2002 and has a duration period of ten years, at which time each of the trademarks must be renewed or they will expire. We do not consider these trademarks to be material to our business.
WEBSITE TECHNICAL INFORMATION
We lease one web server, which is the computer system on which all the content for our jagnotes.com website is maintained and through which we operate our jagnotes.com website. Our U.S. server is maintained by Woodbourne Solutions and is located at their facility in Germantown, Maryland.
Our Pixaya website is hosted by InnoTech. InnoTech has offices located in southern California and Raleigh, North Carolina. Its Internet data center is located in Orange County, California. The Pixaya website is maintained internally by Pixaya employees.
EMPLOYEES
As of July 31, 2006, we had 9 employees. As of that date, we had entered into employment agreements with 4 of our employees and our two executives.
EQUITY LINE OF CREDIT WITH CORNELL CAPITAL
As of April 9, 2002, we entered into, and on July 8, 2004 and July 21, 2004, we amended, an Equity Line Purchase Agreement with Cornell Capital Partners, L.P. for a $10 million equity line pursuant to which we were able to sell our shares of common stock to Cornell Capital from time to time. The purpose of such sales was to provide us with general working capital, including funds which might be required by virtue of our strategic plan. This agreement superseded our original equity line purchase agreement with Cornell Capital, dated August 17, 2001. Effective May 25, 2006, as a condition of a new financing from Cornell Capital, we terminated the Equity Line Purchase Agreement with Cornell Capital, which had been scheduled to expire on August 28, 2006. As of its termination, $4,035,000 of our equity line had been utilized.
$2,000,000 PROMISSORY NOTE
On February 2, 2005 we borrowed $2,000,000 from Cornell Capital Partners, L.P. The $2,000,000 loan was evidenced by a Promissory Note dated as of January 25, 2005 executed by us and Cornell Capital, the repayment of which was subsequently extended on August 5, 2005. We used the proceeds of the loan for working capital and general corporate purposes.

Under the terms of the Promissory Note, as amended, the face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Purchase Agreement with Cornell Capital or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Purchase Agreement, unless an extension were mutually agreed to by the parties in writing. Pursuant to the Promissory Note, we deposited in escrow 35 put notices under the Equity Line Purchase Agreement in an amount of $60,000 each and one request for a put under the Equity Line Purchase Agreement in an amount of $181,017. None of such put notices was ever released from escrow until they were all returned to us for cancellation. We paid to Cornell Capital a fee of $100,000 in connection with this transaction as well as a $5,000 documentation fee.
As permitted by the terms of the Promissory Note, we opted to make three (3) interest payments to Cornell Capital, each in the amount of $20,000, paid in a single lump sum of $60,000 on August 5, 2005.
CONVERTIBLE DEBENTURES
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
In addition to refinancing our existing Promissory Note dated January 25, 2005, as amended August 5, 2005, in favor of Cornell Capital, in May 2006 we obtained further financing in the principal amount of $2,250,000 from Cornell Capital. In connection with all such financings, we issued three secured convertible debentures, bearing interest at 10% per year and payable in three years, in the aggregate principal amount of $4,150,000.
We may, in our sole discretion, redeem any and all amounts owed under such secured convertible debentures provided that the closing bid price of our common stock is less than the fixed conversion price, initially $0.40 per share, at the time we deliver notice to Cornell of our desire to redeem any amounts owed. We must pay a redemption premium of 10% on any amounts redeemed.
In connection with the $2,250,000 financing, we and our subsidiary, JAG Media LLC, entered into Security Agreements with Cornell Capital effective May 25, 2006, which provide that the secured convertible debentures will remain secured by our assets and those of JAG Media LLC until the registration statement covering the shares into which such secured convertible debentures are convertible has been effective for 60 days. At such time, the security interests will automatically terminate provided our common stock is trading on the Nasdaq OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the secured convertible debentures.
Cornell Capital has the right to convert the secured convertible debentures, at its sole option, into shares of our common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of our common stock during the 30 trading days prior to the conversion date.
If we issue shares of common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock, being common stock equivalents, entitling any person to acquire shares of common stock or common stock equivalents, at a price per share less than the then fixed conversion price, then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under our 1999 Long-Term Incentive Plan. The fixed conversion price of the secured convertible debentures is also subject to adjustment in connection with certain corporate transactions.
Cornell Capital may not convert the secured convertible debentures into an amount of shares of our common stock that would result in it owning in excess of 4.99% of the then total outstanding shares of our common stock, unless Cornell Capital chooses to waive such restriction, which waiver would be subject to a 65-day notice period. See “Risk Factors “ for a description of the special risks posed by our issuance of the secured convertible debentures.
We paid Cornell Capital a commitment fee equal to 10% of the disbursements of $2,250,000 at closing, as well as a $15,000 structuring fee and their counsel’s fee of $15,000.

There were two conversions aggregating $75,000 for 404,905 shares of our common stock under one of the secured convertible debentures during our fiscal year ended July 31, 2006.
The secured convertible debentures were amended, conditioned upon the effectiveness of our Merger with Cryptometrics, by letter agreements dated as of January 24, 2007 and February 26, 2007. See Item 6, Management Discussion and Analysis – “Recent Events.”
WARRANTS
In connection with the $2,250,000 new financing, we also issued to Cornell Capital five warrants to purchase 12,000,000 shares of our common stock as follows: (i) Warrant No. CCP-1 exercisable for 2,000,000 shares at an exercise price of $0.40 per share; (ii) Warrant No. CCP-2 exercisable for 2,000,000 shares at an exercise price of $0.50 per share; (iii) Warrant No. CCP-3 exercisable for 2,000,000 shares at an exercise price of $0.60 per share; (iv) Warrant No. CCP-4 exercisable for 3,000,000 shares at an exercise price of $0.70 per share; and (v) Warrant No. CCP-5 exercisable for 3,000,000 shares at an exercise price of $0.80 per share. All five warrants expire in May 2011.
The exercise price and number of shares issuable pursuant to each of the warrants are also subject to adjustment in certain circumstances. In the event that we issue or sell any common stock, or are deemed to have issued or sold common stock through issuing stock options or convertible securities at or representing a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale, then immediately after the issuance or sale, the exercise price of the warrants then in effect will be reduced to an amount equal to the price at which the common stock was, or was deemed to be, sold or issued. No such adjustment shall be made as a result of issuances of shares under our 1999 Long-Term Incentive Plan. Upon each adjustment to the exercise price of the warrants, the number of shares issuable upon exercise of the warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of common stock issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. The exercise price and the number of shares issuable pursuant to each of the warrants is also subject to adjustment in connection with certain corporate transactions.
Unless it waives such restriction, which waiver would be subject to a 65-day notice period, Cornell Capital may not exercise the warrants for an amount of shares of our common stock that would result in it owning in excess of 4.99% of the then outstanding shares of our common stock. See “Risk Factors — Risks Related to our Capital Structure” for a description of the special risks posed by our issuance of the warrants. See also Item 6, Management Discussion and Analysis – “Recent Events.”
ACQUISITION OF SOFTWARE DEVELOPMENT BUSINESS
On November 24, 2004, we entered into a Business Sale Agreement with TComm Limited, a company organized in the United Kingdom, and Pixaya (UK) Limited (formerly known as TComm (UK) Limited), a company organized in the United Kingdom and our wholly-owned subsidiary. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited. The transactions contemplated by the Business Sale Agreement were consummated on November 24, 2004. Under the Business Sale Agreement, Pixaya purchased TComm Limited’s software development business which is focused on streaming video solutions and all of its assets related to that business. The business acquired has not generated any significant revenue as of the date of the acquisition or through July 31, 2006.
The acquired product lines we intend to continue to develop include: (1) SurvayaCam (previously known as CCMTV), which consists of software programs (and related hardware) intended to enable field personnel to send real-time video streams from the field to a central point where they can be viewed and archived, as well as to other locations where they can be viewed, and (2) when funds again become available, Pixaya Mobile (previously known as TComm TV), which delivers on-demand video/audio clips to various java-based and Symbian-based mobile phones. Because some of the acquired product lines are still under development, it is difficult for us to estimate the amount of resources that will be required to complete the development of these product lines. During our fiscal years ending July 31, 2006 and July 31, 2005, we estimate that we spent $152,000 and $196,000, respectively, on such software development, which was the only research and development activity we undertook during such years.
The purchase price paid to TComm Limited consisted of (i) 250,000 shares of our common stock, having a value based on the closing price of our common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,200 in cash. In addition, TComm Limited agreed not to compete with the business conducted by Pixaya for a period of two years from the closing date of the transaction. The Business Sale

Agreement also contains customary representations and warranties. TComm Limited has agreed to indemnify Pixaya for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000. TComm Limited entered into a lockup agreement with us pursuant to which it agreed not to sell or otherwise transfer our shares of common stock for a period of one year.
In connection with entering into the Business Sale Agreement, Pixaya entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by the TComm Limited. The employment agreements have a term of three years and automatically renew unless terminated by either party.
STOCK DIVIDEND
On March 18, 2003, we announced our intention to declare a special stock dividend. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B common stock, par value $0.00001 per share, which was distributed by dividend to the stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B common stock for every 100 shares of common stock. Such shares of Series 2 Class B common stock are non-voting, have dividend and liquidation rights equal to the common stock and are redeemable, which redemption by JAG Media is mandatory to the fullest extent permitted by law within six months following final resolution of any related successor lawsuit to our now dismissed action in Texas federal court against various brokerage firms at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. The shares of Series 2 Class B common stock do not have a CUSIP number.
Our transfer agent has completed the issuance and mailing of Series 2 Class B common stock dividend certificates to all registered beneficial shareholders and to all beneficial owners who appear on beneficial owner lists supplied by brokers which are consistent with their share position with the Depository Trust Company. As of February 14, 2007, Series 2 Class B common stock dividend certificates had not yet been mailed to certain beneficial owners because as of such date approximately eleven brokers had failed to submit a beneficial owner list to our transfer agent.
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
The above-described recapitalization was effected on June 4, 2004 upon the filing of a Certificate of Amendment to JAG Media’s Articles of Incorporation with the Secretary of State of the State of Nevada. As a result of the recapitalization, the old shares of Class A common stock and Series 1 Class B common stock only represent the right to receive the applicable number of shares of the new common stock. The holder of such old shares not surrendered will not have the right to vote or to receive any dividends or other distributions payable by us after the Effective Date until such shares have been exchanged for the new common stock.
2005 SHAREHOLDERS MEETING
Our Articles of Incorporation as amended on June 4, 2004, also required that the new “certificate only” shares must bear the name of the beneficial owner on the face of each stock certificate. As required by SEC regulation Rule 17Ad-20 which was adopted November 30, 2004 and became effective March 7, 2005, this requirement was deleted by a further amendment of our Articles of Incorporation at our shareholders meeting on February 24, 2005. Accordingly, our shares of Common Stock can now trade in certificate form or in book entry form through the Depository Trust Company.

2006 SHAREHOLDERS MEETING
At the 2006 Annual Stockholders Meeting held on April 26, 2006, our stockholders voted to increase the authorized shares of our common stock from 250,000,000 to 500,000,000. Our stockholders also voted to approve an amendment to our Articles of Incorporation to change our name from JAG Media Holdings, Inc. to Cryptometrics, Inc. in the event that our Merger with Cryptometrics is consummated.
FACILITIES
See Item 2. — Description of Properties.
LEGAL PROCEEDINGS
See Item 3. — Legal Proceedings
WHERE YOU CAN FIND MORE INFORMATION ABOUT US
We are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You can read and copy any of this information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available from the SEC’s website at http://www.sec.gov.
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
RISKS RELATED TO OUR BUSINESS
WE HAVE A HISTORY OF LOSSES, ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.
As of July 31, 2006 we had incurred cumulative losses of $48,670,516. We may never achieve profitability. We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs. We are not able to estimate when, if ever, our revenues will increase sufficiently to cover these costs. Internet users have only been attracted to subscription sites in limited areas. Our subscription revenues are materially below our costs and below the level of a year ago. We will continue to incur significant losses for the foreseeable future and cannot assure you that our revenue will stop declining and grow in the future or that additional financing will be made available to us. Many dot-com companies have found it difficult to raise funds, and a number of such companies have gone bankrupt. If we require additional funding and do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock.
WE WILL REQUIRE ADDITIONAL FUNDS TO MEET OUR CASH OPERATING EXPENSES AND ACHIEVE OUR CURRENT BUSINESS STRATEGY.
We will require more capital to meet our current operating expenses as well as any non-recurring costs or liabilities and to achieve our current business strategy. As we require additional funds to sustain our operations as well as refocus our business and search for appropriate merger candidates we will have to seek additional equity or other financing. Such financing is very difficult for us to achieve and may not be available. Even if it is, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.
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
WE HAVE MATERIAL OUTSTANDING INDEBTEDNESS WHICH CAN ONLY BE REPAID BY ISSUING EQUITY.
In May 2006 we borrowed and refinanced a total of $4,150,000 by issuing secured convertible debentures due May 2009, with an annual interest rate of 10%. As we anticipate that we will continue to have negative cash flow, the only foreseeable repayment source is through the sale of our equity. If we are unable to raise money by selling our common stock through private placements or otherwise as required to pay our indebtedness and interest thereon in a timely fashion, we will be in default. In such event, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause to you to lose all or part of your investment in our common stock.
WE HAVE NO ARRANGEMENTS CURRENTLY IN EFFECT, SUCH AS THE EQUITY LINE WE HAVE HISTORICALLY USED, TO PROVIDE US WITH FUTURE LIQUIDITY.
As a condition of our financing in May 2006, we were required to cancel our existing equity line purchase agreement. Accordingly, we will not have access to our historical source of liquidity. As we anticipate that we will continue to have negative cash flow, the only foreseeable source of liquidity is through the sale of our equity. Without access to the readily available mechanism of an equity line, it will be more difficult and time consuming for us to arrange private placements or other sales of our common stock. If we are unable to raise money by selling our common stock through private placements or otherwise, we will be unable to meet our cash needs. If we are unable to meet our cash needs, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock.

WE MAY NOT BE ABLE TO STOP CONTRACTION OF OUR SUBSCRIBER REVENUES AND ATTRACT SUFFICIENT INSTITUTIONAL CUSTOMERS.
Our subscriber base has been shrinking and we have determined that we cannot expand our retail subscriber base for our traditional product. We believe we must refocus our subscriber base on institutional customers to be successful. Our subscription revenues are below the level they were a year ago. During the year ended July 31, 2006 subscription revenues decreased to $167,000 from the prior year subscription revenues of $240,000.
Although we would like to refocus our key subscriber base, our efforts have been ineffective, our competitors may be more successful than we are in attracting customers, or the number of institutional and other professional users seeking or willing to pay for financial information of the kind we provide may not increase or may even decrease. Any of these would adversely affect us. Because there is currently limited potential for Internet banner advertising revenues, if we cannot reverse the current shrinkage of our subscriber base or refocus such base, we will have little, if any, financial success.
WE HAVE BEEN FORCED TO DISCONTINUE OUR COMMENTATORS AND THE FREE PORTION OF OUR WEBSITE WHICH MAY CAUSE US TO LOSE SUBSCRIBERS.
In order to attempt to reduce costs, we have been forced to discontinue all our commentators as well as the entire free portion of our website. Accordingly, we run the risk that existing and potential subscribers may not find the site valuable and our revenues may decline. Moreover, many of our competitors offer financial information for free and are likely to continue to do so, perhaps at an increasing rate. Our current and potential subscribers may be unwilling to pay for our service if they feel they can receive comparable information for free.
WE HAVE BEEN FORCED TO TERMINATE MANY EMPLOYEES WHICH MAY AFFECT THE QUALITY OF OUR REMAINING PRODUCTS AND CAUSE US TO LOSE SUBSCRIBERS.
In order to attempt to reduce costs, we have been forced to terminate many of our employees. Accordingly, we run the risk that the quality of our remaining two products – The JAGNotes (Upgrade/Downgrade) Report and the Rumor Room may be adversely affected. In such a case, existing and potential subscribers may not find our site valuable and our revenues may decline.
WE MAY NOT BE SUCCESSFUL IN OUR ATTEMPT TO REFOCUS OUR BUSINESS STRATEGY TO TARGET PRIMARILY SUBSCRIPTIONS BY INSTITUTIONAL INVESTORS FOR OUR TRADITIONAL PRODUCT.
Our effort to include individual retail subscribers as part of our strategy to increase sales of our flagship JagNotes Report has been unsuccessful, and we have therefore decided to refocus our strategy on offering subscriptions solely to institutional investors and professional traders. Due to the uncertain nature of this undertaking and our lack of funding, our shift in business strategy may not be successful and we may not realize any benefit from it.
WE MAY NOT BE SUCCESSFUL AT BUILDING BRAND AWARENESS OR BUILDING STRATEGIC RELATIONSHIPS.
Our growth and success depends in part on our ability to build awareness of the JAG Media name. We changed our name to JAG Media in April 2002 after operating for almost three years under the name JagNotes.com. The JAG Media name has only limited recognition within the financial community and little if any recognition among the general public. We do not currently allocate any of our working capital to marketing and advertising the JAG Media name but rather rely solely upon strategic alliances to increase our name recognition. Our ability to refocus our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase that name recognition. We cannot guarantee that we will be successful in doing so.
WE HAVE NOT BEEN SUCCESSFUL IN SUFFICIENTLY REDUCING COSTS OR IN INCREASING REVENUES.
Our costs continue to exceed our revenues, even though we believe we have reduced our costs as much as practically possible. At the same time our revenues have continued to decline. If such trends continue we may be unable to meet our cash needs, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock.

WE MAY NOT BE ABLE TO FIND OR CONSUMMATE A SUITABLE MERGER OR ACQUISITION.
We are actively looking for merger or acquisition candidates that would be beneficial to our company. Over the past few years, we have entered into negotiations and signed letters of intent or agreements with several companies, but were able to complete only one very small acquisition. We cannot assure you that the market exists for us to find or consummate a suitable merger or acquisition. Even if we complete a merger or acquisition, the resulting business may not prove viable or result in losses. See “— Risks Related to the Proposed Merger and Cryptometrics’ Business.” Our business will be adversely affected if we are unable to find suitable merger or acquisition candidates and complete a business combination.
WE MAY BE EFFECTIVELY ACQUIRED AND MANAGED BY A BUSINESS WITH NO EXPERIENCE IN OUR SECTOR.
In order to expand our business substantially, we may have to “acquire” a business very different from our current activities, but to do so, we may have to issue many more of our shares than are now outstanding. Our shareholders would have their holdings greatly diluted by such a transaction. In addition, the company we “acquired” would be in control and may have no expertise permitting it to effectively manage our current business. Alternatively, we may not be able to find or we may not select a target company with management who are able to manage effectively our new combined business or their own business. If we are unable to operate the new combined businesses at a profit or if we incurred substantial costs in merging the businesses, either of such eventualities could materially and adversely affect our business, results of operation and financial condition. See “— Risks Related to the Proposed Merger and Cryptometrics’ Business.”
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
In addition, we may experience other difficulties that could delay or prevent us from introducing such enhanced services. We may encounter technological problems in enhancing our websites and developing new products or enhancements to current products in our Pixaya business unit. We may need to modify significantly the design of these services on our websites and modify significantly (or discontinue, as we have already had to do) certain products and services being offered through our Pixaya business unit. Our business could be adversely affected if we experience difficulties in introducing or maintaining new services and products, if these new services and products are not accepted by users or if their cost exceeds the revenue they generate.
If we introduce enhanced service on our JAGNotes website that is not favorably received, our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.
OUR FAILURE TO RESPOND TO RAPID CHANGES IN TECHNOLOGY AND ITS APPLICATIONS AND INTENSE COMPETITION IN THE MOBILE SERVICES INDUSTRY PRODUCTS COULD MAKE OUR SERVICES OBSOLETE.
Our Pixaya business unit develops software for the mobile phone and wireless environment. The mobile and wireless services industries are subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology and new applications of existing technology in our Pixaya business unit, for which we currently have no available funds. In addition, our response may be hindered if we require, but cannot secure, rights to essential third party intellectual property. We compete against numerous companies offering alternative products and services to ours, most of which have much greater financial, marketing and technical resources to utilize in pursuing technological development. Our financial condition and operating results could be adversely affected if our mobile services or wireless services fail to compete favorably with these technological developments or if we fail to be responsive on a timely and effective basis to competitors’ new prices or strategies.
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
WE DEPEND ON KEY PEOPLE IN MANAGEMENT AND OPERATIONS.
We depend on our key employees’ contacts within the professional financial community for certain information that we provide to our subscribers. Accordingly, our success will be largely dependent on our ability to retain Mr. Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, and Mr. Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary. We may also need to attract and retain additional qualified officers, software developers and other key personnel in the future in order to successfully manage our new strategy. We may not be able to attract or retain the requisite personnel. If we lose the services of any of our key personnel or are unable to attract, hire, train and retain qualified officers, software developers and other key personnel, our business, and your investment, could be adversely affected.
CERTAIN TERMS OF THE EMPLOYMENT AGREEMENTS OF OUR EXECUTIVE OFFICERS COULD DISCOURAGE A POTENTIAL TAKEOVER OF JAG MEDIA BY A THIRD PARTY.
Pursuant to the amended and restated employment agreements of Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, and Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary, each executive may resign upon a change-in-control of JAG Media. A “change in control” shall be deemed to have occurred if, among other things, there is an acquisition of 30% or more of our then outstanding shares of common stock. If such executive opts to resign from his position at JAG Media, he shall be entitled to receive (i) continued medical and life insurance coverage for a severance period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term, (ii) a lump sum cash payment equal to the executive’s highest rate of annual salary in effect during the term multiplied by the severance period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive’s then current salary rate and (iv) accelerated vesting of all of the executive’s outstanding stock options. Furthermore, immediately prior to a change-in-control, each of Messrs. Mazzarisi and Schoepfer shall also be granted an option to acquire 1,000,000 shares of our common stock at an exercise price equal to the fair market value of the stock prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Any or all of these provisions may have the effect of preventing or discouraging an attempt by a party to take over or otherwise gain control of JAG Media or reduce the price which such a party is willing to pay for JAG Media.
WE MAY FACE DIFFICULTIES CONCERNING CONTINUED AVAILABILITY OF OUR SOURCES OF INFORMATION FOR OUR PRODUCTS.
Our JAGNotes and our Rumor Room products rely on information from independent third party sources. We do not maintain written agreements with these sources to provide this information, so we cannot guarantee that any of these sources will continue to provide the information necessary to maintain these products on our site. If information from these sources is altered, curtailed or discontinued this could adversely affect the quality or even the viability of these products. This, in turn, could decrease the demand for our site and our revenues.

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
RISKS RELATED TO OUR INDUSTRY
OUR BUSINESS IS CURRENTLY DEPENDENT ON THE CONTINUED PUBLIC INTEREST IN THE STOCK MARKET.
The volatility of the stock market in the 1990s generated unprecedented public interest in the stock market and trading. Our success depends upon the continued maintenance or growth of this interest. The subsequent downturn in the stock market may have been in part responsible for an overall decrease in subscription revenues since the end of our second fiscal quarter of 2001. Even though the market has recovered to some extent, our revenues have continued to decline. A number of factors that are out of our control could lead to a stagnate or depressed stock market which would likely decrease the public’s interest in stock trading and financial information. If this were to happen, it is likely that we would lose a significant percentage of our then current and potential subscriber base.
OUR STOCK — AND TECHNOLOGY AND INTERNET STOCKS GENERALLY — HAVE BEEN AND MAY CONTINUE TO BE VOLATILE.
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
Our website’s primary current competitors provide financial news, commentary and analysis on the Internet such as Yahoo Finance, Marketwatch, TheStreet.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com. Providing financial information and analysis over the Internet is an intensely competitive business. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and we continue to face competition from traditional news and information sources including television and print. We expect competition from both sources to intensify and increase in the future. Many such competitors have substantially greater financial and other resources than we have.
Our major competitors currently include:
o Online financial news and information providers including Yahoo Finance, Marketwatch, TheStreet.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com;
o Internet portals and search engines such as America Online, MSN and Yahoo;
o Traditional media sources such as The Wall Street Journal, Investor’s Business Daily, The Financial Times, Barrons, CNN/Money, and MSN Money/CNBC, all of whom also have an Internet presence;
o Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and
o Online brokerage firms such as TD Ameritrade, E*Trade Financial, Charles Schwab and Fidelity.
WE ARE IN AN INTENSELY COMPETITIVE BUSINESS WITH LOW BARRIERS TO ENTRY.
The barriers to entry into our business are relatively low — i.e., it is not difficult for new competitors to enter the market. Many blogs now provide financial information at no cost. Much of the information we provide is publicly available and we do not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering our markets. Our current and future competitors may develop or offer services that have significant price, substantive, creative or other advantages over the services we provide. If they do so and we are unable to respond satisfactorily, our business and financial condition will likely be adversely affected.
WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OURSELVES AGAINST SECURITY RISKS.
All Internet businesses are subject to electronic and computer security risks. We have taken steps to protect ourselves from unauthorized access to our systems and use of our site, but we cannot guarantee that these measures will be effective. If our security measures are ineffective, unauthorized parties could alter, misappropriate, or otherwise disrupt our service or information. If such unauthorized parties were able to access certain of our, or our customers’, proprietary information, including subscribers’ credit card numbers, we would face significant unexpected costs and a risk of material loss, either of which could adversely affect our business.
RISKS RELATED TO OUR CAPITAL STRUCTURE
SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM THE CONVERSION OF THE SECURED CONVERTIBLE DEBENTURES INTO OUR COMMON STOCK.
We have issued secured convertible debentures in the aggregate principal amount of $4,150,000.00 to Cornell Capital. Such debentures are convertible into shares of our common stock at the lesser of $.40 per share or 90% of the lowest volume weighted average price of our common stock during the 30 days immediately preceding the conversion date as quoted by Bloomberg. The conversion price can be further reduced by adjustments upon the occurrence of various corporate transactions, including any issuance of shares of our common stock, or rights thereto, for a price less than $.40 per share, in which event such lower issue price shall become the new fixed conversion price.
The conversion of the secured convertible debentures will result in dilution to the interests of other holders of our common stock since the holder may ultimately convert the full amount of the secured convertible debentures and sell all of the shares of our common stock it receives into the public market. The following table sets forth the number and percentage of shares of our common stock that would be issuable if the holder of the debentures converted at the initial fixed conversion price of $0.40 and reduced conversion prices of $0.30, $0.20, $0.15, $0.10 and $0.05.

	NUMBER OF
	SHARES ISSUABLE
	ON CONVERSION OF
	CONVERTIBLE	PERCENTAGE OF ISSUED
CONVERSION PRICE	DEBENTURES(1)	AND OUTSTANDING(2)
$0.40	10,375,000	23%
$0.30	13,833,333	30%
$0.20	20,750,000	46%
$0.15	27,666,666	61%
$0.10	41,500,000	91%
$0.05	83,000,000	182%

(1)	Represents the number of shares issuable if all principal amounts of all of the secured convertible debentures were converted at the corresponding conversion price without regard to any contractual or other restriction on the number of securities the selling stockholder may own at any point in time.

(2)	Represents the percentage of our total outstanding common stock prior to conversion, based on 45,506,370 shares issued and outstanding (excluding shares of our prior classes of common stock exchangeable on presentation for shares of our current common stock) on February 14, 2007, represented by the shares issuable on conversion of all the secured convertible debentures as shown in the prior column.
THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF THE SECURED CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.
The number of shares of common stock issuable upon conversion of the secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. Our obligation to issue shares upon conversion of the secured convertible debentures is essentially limitless if the trading price per common share declines towards zero, as the number of shares of common stock into which the secured convertible debentures can be converted is based on the trading price per share of our common stock.

SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM THE EXERCISE OF THE WARRANTS TO PURCHASE OUR COMMON STOCK.
We issued warrants to purchase 12 million shares of our common stock to Cornell Capital. The initial conversion price of such warrants is as follows: $.40 per share for 2,000,000 shares, $.50 per share for 2,000,000 shares, $.60 per share for 2,000,000 shares, $.70 per share for 3,000,000 shares, and $.80 per share for 3,000,000 shares. All such warrants expire in May, 2011. The specified exercise price of each warrant can be further reduced by adjustments upon the occurrence of various corporate transactions, including any issuance of shares of our common stock for a price less than the relevant warrant price, in which event such lower issue price shall become the new warrant exercise price and the number of shares issuable upon exercise of the warrant shall be proportionately increased.
Accordingly, because of the adjustment features of the exercise price of the warrants and the number of our shares of common stock purchasable on exercise of the warrants, you may experience substantial dilution upon exercise of the warrants. In addition, you may experience substantial dilution if the price of shares of our common stock increases to a level greater than the adjusted exercise prices.
WE HAVE LIMITED CASH RESOURCES WHICH EXPOSES US TO CLAIMS.
As of July 31, 2006, we had approximately $450,000 in cash, total current assets of approximately $500,000 and a working capital deficiency of $2,545,000. Such low levels of cash restrict our ability to operate and expose us to claims and lawsuits whatever the merits of such claims may be. If a claim or lawsuit is pursued against us and we do not have adequate cash at the time to defend against it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in our common stock.
THE MARKET FOR OUR STOCK IS LIMITED.
Our common stock is traded on the Pink Sheets. Trading activity in our stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the Pink Sheets.
THE RESALE BY CORNELL CAPITAL OF OUR SHARES MAY LOWER THE MARKET PRICE OF OUR COMMON STOCK.
The resale by Cornell Capital of our shares of common stock that it receives from us on conversion of the convertible debentures or in exercise of the warrants will increase the number of our publicly traded shares, which could lower the market price of our common stock. Moreover, the shares that we issue to Cornell Capital, or such other holders, will be available for immediate resale. There are no contractual restrictions on the ability of Cornell Capital to offer shares issued to it pursuant to our convertible debentures and warrants, other than the limitation that Cornell Capital cannot beneficially own more than 4.99% of our then outstanding shares of common stock. However, Cornell Capital can waive such limitation and can then receive and dispose of shares as often and as quickly as it wishes to do so. If Cornell Capital continues to immediately resell such shares, the market price for our shares could decrease significantly and you could experience significant dilution. In addition, the mere prospect of such transactions could lower the market price for our common stock.
The shares of our common stock issuable to Cornell Capital under the secured convertible debentures will be issued at least at a 10% discount to the defined market price of our common stock at the time of the sale. Because Cornell Capital is acquiring our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. In addition, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage third parties to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock. These factors could also make it more difficult for us to raise funds through future offerings of common stock.
A LARGE PERCENTAGE OF OUR STOCK COULD BE OWNED BY CORNELL CAPITAL.
Cornell Capital could beneficially own up to 4.99% of our shares of our common stock, or at present approximately 2,270,000 shares of our issued and outstanding common stock. Since Cornell Capital can waive such limit, the number of shares it can own is essentially limitless if the trading price of our shares approaches zero, as the number of shares of common stock into which the secured convertible debentures can be converted is based on the trading price per share of our common stock. Solely by way of example, if Cornell Capital were to own the 66,000,000 shares attributable to it which we registered under our registration statement, such a total number of shares would represent approximately 145% of our outstanding shares. If all or most of these shares, or even more shares, are issued to, and held by, Cornell Capital, it would be able to control the disposition of any matter submitted to a vote of stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of us. In addition, if Cornell Capital chooses to sell a substantial number of shares of our common stock in the public market at or about the same time, such sales could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.
BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE PINK SHEETS, OUR STOCK IS CONSIDERED BY THE SEC A “PENNY STOCK,” WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.
Our common stock does not currently qualify for listing on the Nasdaq Capital Market, and we do not anticipate that we will qualify for such a listing in the foreseeable future in the absence of a significant merger or acquisition. If our common stock continues to be quoted on the Pink Sheets or Nasdaq OTC Bulletin Board, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be large price fluctuations.
OUR AMENDED CHARTER CONTAINS PROVISIONS WHICH MAY DISCOURAGE AN UNAFFILIATED PARTY TO TAKE US OVER.
On April 26, 2006, we increased our authorized common stock by 250 million additional shares of stock. Without further stockholder action, the Board of Directors of JAG Media could authorize the issuance of over 400,000,000 shares of common stock as well as preferred stock with special voting rights by class or with more than one vote per share, to a “white knight” in order to deter a potential buyer of JAG Media. This might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media.
YOUR OWNERSHIP OF SHARES IN JAG MEDIA COULD BE IN DOUBT DUE TO POSSIBLE NAKED SHORTING OF OUR COMMON STOCK.
Our Board of Directors believes, but cannot confirm, that speculators may have engaged in a practice commonly known as a “naked short” sale of our stock, which means that certain brokers may be permitting their short selling customers to sell shares of our stock that their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. JAG Media has from time to time been included by Nasdaq on the Regulation SHO Threshold Security List which is indicative of a significant amount of naked shorting in the stock. Because naked shorting may result in an artificial depression of JAG Media’s stock price, you could lose all or part of your investment in our common stock. As a result of this naked short selling, there may be a substantial number of purchasers who believe they are stockholders of JAG Media but who in fact would not be stockholders since their brokers may never have received any shares of JAG Media for their account. In addition, investors who believe they are stockholders may not have received our stock dividend to which they are entitled or may have been deprived of the right to vote some or all of their shares.
RISKS RELATED TO THE PROPOSED MERGER AND CRYPTOMETRICS’ BUSINESS.
There is no assurance that the proposed Merger between us and Cryptometrics will ever be consummated or if it is consummated, that it will be pursuant to the terms set forth in the Merger Agreement. In addition to the risks relating to the businesses of JAG Media which are described above, you should carefully consider the following risk factors relating to the possible Merger.
OFFICERS AND DIRECTORS HAVE POTENTIAL CONFLICTS OF INTEREST IN THE MERGER.
In considering the recommendations of the JAG Media and Cryptometrics Boards of Directors that the stockholders approve the Merger, you should be aware that some of the directors and officers of each company may have interests in the Merger different from, or in addition to, yours. For example, if the Merger is completed, the existing directors and executive officers of Cryptometrics will become the directors and senior management of JAG Media (to be renamed “Cryptometrics, Inc.”).

MANAGEMENT OF THE BUSINESS AFTER THE MERGER.
In accordance with the terms of the Merger Agreement, the directors and executive officers of Cryptometrics will become the directors and executive officers of JAG Media (to be renamed “Cryptometrics, Inc.”). The new directors and executive officers of JAG Media may not have the expertise or capacity to effectively manage the JAG Media business or the combined businesses after the Merger. If they are unable to operate the new combined businesses at a profit or if it incurred substantial costs in merging the businesses, either of such eventualities could materially and adversely affect JAG Media’s business, results of operation and financial condition.
CRYPTOMETRICS’ STOCKHOLDERS WILL EXERCISE SIGNIFICANT CONTROL OVER JAG MEDIA AS A RESULT OF THE MERGER.
After the Merger, under the current terms of the Merger Agreement, as amended, Cryptometrics’ stockholders just prior to the Merger will own approximately 89.66% of the outstanding common stock of JAG Media just after the Merger. As a result, the stockholders of Cryptometrics will have the ability to control JAG Media. Two Cryptometrics shareholders, who will also become the Co-Chief Executive Officers of JAG Media after the Merger, will own controlling blocks of shares of JAG Media common stock giving them extensive control and direction of all aspects of JAG Media’s strategy and businesses.
FUTURE ISSUANCES OF JAG MEDIA COMMON STOCK COULD DILUTE CURRENT STOCKHOLDERS OR ADVERSELY AFFECT THE MARKET.
Future issuances of JAG Media common stock after the merger could be at values substantially below the price paid by the current holders of JAG Media common stock or those Cryptometrics stockholders who will exchange their shares of Cryptometrics common stock for JAG Media common stock in connection with the Merger. JAG Media anticipates that the shares of its common stock will be issued to pay off the principal and interest of its outstanding indebtedness and additional shares may be issued to raise cash. In addition, common stock could be issued to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Future sales of JAG Media common stock, whether upon original issuance or by current stockholders or persons acquiring JAG Media common stock upon the exercise of convertible debentures, warrants or stock options, or upon the conversion of any newly authorized convertible preferred stock or to pay off JAG Media’s convertible debentures may depress the market price for JAG Media common stock.
Sales of substantial amounts of the JAG Media common stock in the public market, or even just the prospect of such sales, could depress the prevailing market price of JAG Media’s common stock and its ability to raise equity capital in the future.
CRYPTOMETRICS HAS A HISTORY OF LOSSES AND ANTICIPATES THAT IT WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE. CRYPTOMETRICS DOES NOT HAVE A SIGNIFICANT SOURCE OF REVENUE AND MAY NEVER GENERATE AN OPERATING PROFIT.
As of April 30, 2005, Cryptometrics’ accumulated deficit was approximately $16.8 million. Cryptometrics revenues for its fiscal year then ended were $681,854 and for its fiscal six-month period ended October 31, 2006 were $979,127. Cryptometrics expects to incur operating losses for the foreseeable future. Cryptometrics may never generate an operating profit or, even if Cryptometrics does become profitable from operations at some point, it may be unable to sustain that profitability.
CRYPTOMETRICS MAY REQUIRE ADDITIONAL CAPITAL FOR ITS OPERATIONS AND OBLIGATIONS, WHICH IT MAY NOT BE ABLE TO RAISE OR, EVEN IT IF DOES, COULD HAVE DILUTIVE AND OTHER NEGATIVE EFFECTS ON ITS STOCKHOLDERS.
Any projection of future long-term cash needs and cash flows are inherently subject to substantial uncertainty. There is no assurance that Cryptometrics’ current level of liquid assets will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during the next 12 months. Cryptometrics may need, or find it advantageous, to raise additional funds in the future to fund Cryptometrics’ growth, pursue sales opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.
If Cryptometrics raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cryptometrics’ stockholders will be reduced and stockholders will experience additional dilution. These new securities may also have powers, preferences and rights that are senior to those of the rights of Cryptometrics’ common stock. Cryptometrics cannot be certain that additional financing will be available on terms favorable to it, if at all. If adequate funds are not available or not available on acceptable terms, Cryptometrics may be unable to fund its operations adequately, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Any inability to do so may require Cryptometrics to delay or abandon some or all of its development and expansion plans and may threaten Cryptometrics’ ability to continue business operations.
CRYPTOMETRICS’ MARKETS ARE EVOLVING AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH IT MAY NOT BE ABLE TO KEEP PACE WITH.
The markets for Cryptometrics’ products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render Cryptometrics’ existing products or services obsolete or unmarketable. If Cryptometrics is unable to respond to these developments successfully or does not respond in a cost-effective way, its business, financial condition and operating results will suffer. To be successful, Cryptometrics must continually improve and enhance its products and service offerings and introduce and deliver new product and service offerings and improvement to existing products and services. Cryptometrics may fail to improve or enhance its products and services or introduce and deliver new products or services on a timely and cost-effective basis or at all. If Cryptometrics experiences delays in the future with respect to its products or services, it could experience a loss of revenues and customer dissatisfaction.
CRYPTOMETRICS’ SUCCESS DEPENDS ON ITS KEY PERSONNEL WHOM IT MAY NOT BE ABLE TO RETAIN, AND IT MAY NOT BE ABLE TO RECRUIT ADDITIONAL QUALIFIED PERSONNEL TO MEET ITS NEEDS, WHICH WOULD HARM ITS BUSINESS.
Cryptometrics believes that its success depends on the continued employment of its senior management team, including Robert Barra, its Co-Chairman and Co-Chief Executive Officer; Michael A. Vitale, its Co-Chairman and Co-Chief Executive Officer; Joel Shaw, its Chief Strategy Officer; Dario Berini its Senior Vice President of Operations and Sales; and Adam Erickson, its International Sales Officer. If one or more of these executive officers were unable or unwilling to continue in their present positions, Cryptometrics’ business, financial condition and operating results could be materially adversely affected.
Cryptometrics’ success also depends on having a highly trained technical staff of software and hardware experts. Cryptometrics will need to continue to hire personnel with the skill sets necessary to develop new applications for its software and hardware and to adapt its products and services to the needs of its potential clients. Competition for personnel, particularly for employees with technical expertise, is intense. Experienced software and hardware and technical experts often command sizeable compensation packages, including signing bonuses and stock options. A shortage in the number of trained technical personnel could limit Cryptometrics’ ability to design, develop and implement its products, increase sales of its existing products and services and make new sales as it offers new products and services. Ultimately, if Cryptometrics’ cannot hire and retain suitable personnel, or if it is unable to hire such persons on satisfactory financial terms, Cryptometrics’ business, financial condition and operating results will be impaired.
CRYPTOMETRICS DEPENDS ON APPLICATIONS AND PROPRIETARY RIGHTS, WHICH MAY OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGEMENT. IF CRYPTOMETRICS IS UNABLE TO PROTECT ITS PATENTS AND PROPRIETARY RIGHTS, ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE HARMED.
Cryptometrics has two patents, one in the European Union and one in New Zealand. Cryptometrics has seven pending U.S. and foreign patent applications, including a provisional application, relating to its face biometrics technologies. Cryptometrics has six pending U.S. and foreign patents relating to its communication and fingerprint biometrics technology. There can be no assurance that its pending claims will result in issued patents. Even if the most important of Cryptometrics’ claims are eventually protected by issued patents, its industry has been characterized by enormous technological innovation whereby its patents could well be rendered obsolete. Cryptometrics’ ability to compete and to grow its business could suffer if its intellectual property rights are not adequately protected. There can be no assurance that its patents and patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. Cryptometrics also relies on trade secrets that are not patented. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to Cryptometrics proprietary technology.

CRYPTOMETRICS MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT OR OTHER CLAIMS AGAINST IT OR ITS CUSTOMERS THAT COULD BE COSTLY TO DEFEND AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.
Cryptometrics has not conducted any patent or technology searches and there may be other technology which infringes upon its technology or which it may be infringing upon. A patent search will not disclose unpublished applications that are currently pending in the United States Patent Office, and there may be one or more such unpublished pending applications that would take precedence over Cryptometrics’ applications. Even if Cryptometrics were to be granted patent protection for some or all of its technology, there can be no assurance that these patents will afford Cryptometrics any meaningful protection. Cryptometrics intends to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of software and trade secrets developed by Cryptometrics. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software Cryptometrics has developed. Although Cryptometrics believes that use of the technology and products it has developed and other trade secrets used in its operations does not infringe upon the rights of others, its use of the technology and trade secrets Cryptometrics develops may infringe upon the patents or intellectual property rights of others. In the event of infringement, Cryptometrics could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets it developed or refrain from using same. Cryptometrics may not have the necessary financial resources to defend any infringement claim made against it or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on Cryptometrics. Moreover, if the patents, technology or trade secrets Cryptometrics developed or uses in its business is deemed to infringe upon the rights of others, Cryptometrics could, under certain circumstances, become liable for damages, which could have a material adverse effect on Cryptometrics. As Cryptometrics continues to market its products, it may encounter patent barriers that are not known today.
Furthermore, since the date of invention (and not the date of application) governs under U.S. patent law, future applications could be filed by another party, which would preempt its position. While Cryptometrics has taken and continues to take steps to become aware of related technical developments, there can be no assurance that Cryptometrics will not encounter an unfavorable patent situation. Other parties may assert intellectual property infringement claims against Cryptometrics or its customers, and its products may infringe the intellectual property rights of third parties. If Cryptometrics becomes involved in litigation, Cryptometrics could lose its proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management’s attention from its business. If there is a successful claim of infringement, Cryptometrics may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. This could prohibit Cryptometrics from providing its products and services to customers.
IF CRYPTOMETRICS PRODUCTS AND SERVICES DO NOT ACHIEVE MARKET ACCEPTANCE, ITS BUSINESS AND OPERATIONS WOULD BE ADVERSELY AFFECTED.
Biometric-based identification and security is a relatively new technology. Cryptometrics’ products and services may not be widely accepted until such time as it is established and demonstrated to the marketplace that biometric-based identification and security is effective and offers benefits over existing technologies. The failure of Cryptometrics’ products and services to achieve market acceptance, or if accepted in a limited degree, may limit the size of the market for its products and services which would negatively impact its business, financial condition and operating results.
CRYPTOMETRICS MAY ULTIMATELY BE UNABLE TO COMPETE IN THE MARKETS FOR THE PRODUCTS AND SERVICES IT OFFERS.
The markets for Cryptometrics’ products and services are intensely competitive. Increased competition may adversely affect Cryptometrics’ ability to enter into agreements with new customers or strategic partners and may result in reduced margins, any of which could seriously harm Cryptometrics’ business. Many of Cryptometrics’ competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than it does, and may have well-established relationships with its existing and prospective customers. This may place Cryptometrics at a disadvantage in responding to its competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Cryptometrics’ competitors may also develop products or services that are superior to, or have greater market acceptance than, the products and services that Cryptometrics is able to develop. If Cryptometrics is unable to compete successfully against its competitors, its business, financial condition and operating results would be negatively impacted.

RISKS OF A CONGLOMERATE BUSINESS
In the event that the Merger is completed, the surviving corporation will be a conglomerate of the businesses of Cryptometrics and JAG Media. Such conglomerate business may not be successful should management lose focus on, or give greater attention to, one or the other business. Additionally, should the markets in which the Cryptometrics business operates or the JAG Media business operates suffer a decline in profitability, such profit decline will have a negative financial impact on the conglomerate business as a whole.
RISKS RELATED TO NO FAIRNESS OPINION
No independent investment banker or other professional has been retained to issue an opinion with respect to the fairness of the exchange ratio of JAG Media common stock and Cryptometrics common stock to either JAG Media’s stockholders or Cryptometrics’ stockholders. The ratio was reached through negotiation by the two companies and was found fair to the stockholders of JAG Media solely by its Board of Directors and fair to the stockholders of Cryptometrics solely by its Board of Directors.
RISKS OF NON-COMPLETION COSTS
Merger-related costs consist principally of charges related to professional services, mailing and printing costs, registration and other regulatory costs and are expected to be approximately $800,000. In the event that the Merger is not consummated, the parties will still each remain liable to pay their shares of the total Merger-related costs.
ITEM 2. DESCRIPTION OF PROPERTIES
Our executive and administrative headquarters are currently located at 6865 SW 18th Street, Suite B13, in Boca Raton, Florida. We rent this space at a cost of $1,300 per month. The servers for our websites are housed at separate locations as indicated above (see “Website Technical Information”). We believe that we will be able to locate suitable new office space and obtain a suitable replacement for our Florida office space, if our lease is not renewed, on commercially reasonable terms.
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
After plaintiffs filed their third amended complaint, 78 out of the total of approximately 150 defendants again filed a motion to dismiss the lawsuit. On September 6, 2004, the Court entered an order granting the moving defendants’ motion to dismiss the lawsuit, again citing various deficiencies in the pleadings. The Court did not grant the plaintiffs leave to replead.
The plaintiffs and the moving defendants have since stipulated to the entry of a final judgment dismissing the third amended complaint against the moving defendants with prejudice. Under this stipulation, the parties agreed on entry of final judgment to (a) waive their right to attorneys fees or seek sanctions and bear their own costs and (b) not appeal the judgment.
On December 3, 2004, the Company announced that its original counsel had assigned its legal retainer agreement in connection with the lawsuit to a legal consortium consisting of various law firms and other consultants throughout the country, which includes the Company’s original counsel. The Company has met with its new attorneys and continues to evaluate with them its options for recommencing an action against certain defendants and possibly other parties in light of the court’s order.

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
Our Class A Common Stock traded through June 4, 2004 in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol JGMHA. Thereafter, for the period covered below, our Common Stock traded in the over-the-counter market on the Pink Sheets under the symbol JAGH. The following table reflects quarterly high and low bid prices of our Class A Common Stock and Common Stock from August 1, 2004 through July 31, 2006. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2005
First Quarter, ending October 31, 2004	1.10	0.15
Second Quarter, ending January 31, 2005	0.65	0.15
Third Quarter, ending April 30, 2005	0.52	0.11
Fourth Quarter, ending July 31, 2005	0.30	0.001

Fiscal Year 2006
First Quarter, ending October 31, 2005	0.30	0.02
Second Quarter, ending January 31, 2006	0.46	0.14
Third Quarter, ending April 30, 2006	0.41	0.19
Fourth Quarter, ending July 31, 2006	0.33	0.20
We issued shares of our Series 2 Class B Common Stock to holders of record as of April 14, 2003 of our then Class A Common Stock. We issued shares of our Series 3 Class B Common Stock to an investor in June 2003 and to an investor in September 2003. A public trading market for the Series 2 Class B Common Stock and the Series 3 Class B Common Stock never developed.
As of February 14, 2007, there were 1,762 stockholders of record of our Common Stock, excluding 1,422 holders of shares of prior classes of common stock which can be converted into our current Common Stock upon presentation in accordance with the terms of our recapitalizations in 2002 and 2004 described above. On February 14, 2007, the closing bid price for our Common Stock was $0.52.
RIGHTS OF SECURITY HOLDERS
We have the authority to issue 500,000,000 shares of Common Stock par value $0.00001; (ii) four hundred forty thousand (440,000) shares of Class B Common Stock, par value $0.00001, of which four hundred thousand (400,000) shares have been designated Series 2 Class B Common Stock, and forty thousand (40,000) shares have been designated Series 3 Class B Common Stock; and (iii) fifty million (50,000,000) shares of preferred stock, par value $0.00001.
As of July 31, 2006, we had (i) 42,896,506 shares of Common Stock issued and outstanding, (ii) 380,965 shares of Series 2 Class B Common Stock, (iii) 21,500 shares of Series 3 Class B Common Stock issued and outstanding, and (iv) no shares of preferred stock issued and outstanding. We consider as issued and outstanding the 2,019,702 shares of Common Stock into which issued and outstanding shares of prior classes of common stock may be converted upon presentation in accordance with the terms of our recapitalizations in 2002 and 2004 described above.
General. The rights, preferences, privileges and restrictions of the Common Stock, Series 2 Class B Common Stock and Series 3 Class B Common Stock are set forth in full in the form of Articles of Incorporation as amended of JAG Media which are on file with the Secretary of State of the State of Nevada and the form of restated Articles of Incorporation filed as an exhibit to this Annual Report on Form 10-KSB, and the following description should be read in conjunction with, and is qualified in its entirety by reference to, the Articles of Incorporation of JAG Media.
Voting Rights. Except as required by law, at every meeting of stockholders of JAG Media, every holder of Common Stock shall be entitled to one vote, in person or by proxy, for each share of Common Stock outstanding in such holder’s name on the stock transfer records of the Registrant. The holders of shares of Series 2 Class B Common Stock and Series 3 Class B Common Stock are not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of JAG Media.
Distribution of Assets. Upon the dissolution, liquidation or winding up of JAG Media, subject to the rights, if any, of the holders of any other of JAG Media’s securities, the holders of the Common Stock, Series 2 Class B Common Stock, and Series 3 Class B Common Stock, will be entitled to receive all the assets of JAG Media available for distribution to its stockholders ratably in proportion to the number of shares held by them.
Dividends. Holders of Common Stock, Series 2 Class B Common Stock and Series 3 Class B Common Stock shall be entitled to receive, on an equal basis, such dividends, payable in cash or otherwise, as may be declared thereon by the Board of Directors from time to time out of the assets or funds of JAG Media legally available therefor.
Mandatory Redemption. Each share of Series 2 Class B Common Stock and Series 3 Class B Common Stock must be redeemed by JAG Media, to the fullest extent permitted by law, within six months (or as soon thereafter as permitted by law) following final resolution of any successor lawsuit relating to the subject matter of our now dismissed lawsuit against certain brokerage firms (JAG Media Holdings, Inc. v. A.G. Edwards & Sons et al.) in U.S. District Court for the Southern District of Texas in which JAG Media is named as a plaintiff, which date shall be determined by the Board of Directors. The redemption price for each share of the Series 2 Class B Common Stock shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing (a) ninety percent of the net proceeds to us of the lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Series 2 Class B Common Stock issued and outstanding as of the redemption date, which amount shall be rounded to the nearest whole cent. The redemption price for each share of the Series 3 Class B Common Stock shall be equal to the greater of (i) par value or (ii) .0025% of ten percent of the net proceeds to JAG Media of the lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount, which amount shall be rounded to the nearest whole cent. Redemption of the Series 2 Class B Common Stock and Series 3 Class B Common Stock would be subject to the restrictions set forth in Section 78.288 of the Nevada Revised Statutes which provides that a corporation may not make a distribution to its stockholders if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities.
Preemptive Rights. None of the Common Stock, Series 2 Class B Common Stock or Series 3 Class B Common Stock will carry any preemptive rights enabling a holder to subscribe for or receive shares of JAG Media of any class or any other securities convertible into any class of shares of JAG Media.
Preferred Stock. JAG Media’s Board of Directors is authorized to issue the preferred stock and the terms of the preferred stock, including dividend rates, conversion prices, voting rights, redemption prices and similar matters, shall be determined by JAG Media’s Board of Directors.
Future Financings and Acquisitions. The Amended and Restated Articles of Incorporation of JAG Media provide for 500,000,000 authorized shares of Common Stock, 440,000 authorized shares of Class B common stock and 50,000,000 authorized shares of Preferred Stock. Therefore, our Board of Directors may issue additional shares of Common Stock and shares of Preferred Stock, from time to time in the future, for any proper corporate purpose, including public and private equity offerings, convertible debt offerings, stock splits, stock dividends, acquisitions, warrants, stock option plans, and funding of employee benefit plans. No further action or authorization by our stockholders would be necessary prior to the issuance of additional shares of Common Stock or the issuance of the Preferred Stock. The future issuance by us of shares of Common Stock or Preferred Stock may dilute the equity ownership position and the rights, preferences and privileges of existing stockholders. Unissued shares of Common Stock or Preferred Stock could be issued in circumstances that would serve to preserve control of our existing management.
Anti-Takeover Effects. The Amended and Restated Articles of Incorporation of JAG Media could have a potential anti-takeover effect with respect to JAG Media. In 2006, our shareholders authorized 250,000,000 additional shares of stock.

Without further stockholder action, the Board of Directors of JAG Media could authorize the issuance of all or any part of such additional shares, as well as our Preferred Stock with special voting rights by class or with more than one vote per share, to a “white knight” in order to deter a potential buyer of JAG Media. As a result, our recapitalization and other actions might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media. As of the date of this Annual Report on Form 10-KSB, except as disclosed elsewhere herein, management knows of no specific effort to accumulate securities of JAG Media or to obtain control of JAG Media by means of a merger, amalgamation, tender offer or solicitation in opposition to management or otherwise, except for the pending transaction with Cryptometrics, Inc., as discussed above under Item 1. Description of Business — Our Business Strategy on page 5 of this Report on Form 10-KSB.
OPTIONS
As of July 31, 2006, we had options outstanding to purchase an aggregate of 1,420,000 shares of our Common Stock at exercise prices ranging from $0.02 to $1.00 per share, subject to certain vesting requirements, at any time prior to various dates through March 2012, provided, however, that certain of these options will expire prior to such dates upon the termination of certain contracts with us.
WARRANTS
As of July 31, 2006, we had warrants outstanding to purchase an aggregate of 12,000,000 shares of our Common Stock as follows: 2,000,000 at each of $0.40, $0.50 and $0.60 per share and 3,000,000 at each of $0.70 and $0.80 per share. All five warrants expire in May 2011.
The exercise price and number of shares issuable pursuant to each of the warrants are also subject to adjustment in certain circumstances. In the event that we issue or sell any common stock, or are deemed to have issued or sold common stock through issuing stock options or convertible securities at or representing a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale, then immediately after the issuance or sale, the exercise price of the warrants then in effect will be reduced to an amount equal to the price at which the common stock was, or was deemed to be, sold or issued. No such adjustment shall be made as a result of issuances of shares under our 1999 Long-Term Incentive Plan. Upon each adjustment to the exercise price of the warrants, the number of shares issuable upon exercise of the warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of common stock issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. The exercise price and the number of shares issuable pursuant to each of the warrants is also subject to adjustment in connection with certain corporate transactions.
Unless it waives such restriction, which waiver would be subject to a 65-day notice period, Cornell Capital may not exercise the warrants for an amount of shares of our common stock that would result in it owning in excess of 4.99% of the then outstanding shares of our common stock. See Item 1. Risk Factors – “Risks Related to our Capital Structure” for a description of the special risks posed by our issuance of the warrants. See also Item 6. Management’s Discussion and Analysis – “Recent Events” for a description of the recent conditional amendments to such warrants.
CONVERTIBLE DEBENTURES
In May 2006, we issued to Cornell Capital three secured convertible debentures, bearing interest at 10% per year and payable in three years, in the aggregate principal amount of $4,150,000, each convertible into shares of our common stock. During our fiscal year ended July 31, 2006, Cornell Capital converted an aggregate of $75,000 of the secured convertible debentures into 404,905 shares of our common stock. For a further description of the secured convertible debentures and the rights of the holders thereto, see Item 1, Description of Business – “Convertible Debentures” and below in this Item 5 – “Recent Sale of Unregistered Securities.” The secured convertible debentures were amended, conditioned upon the effectiveness of our Merger with Cryptometrics, by letter agreements dated as of January 24, 2007 and February 26, 2007. See Item 6, Management Discussion and Analysis – “Recent Events”.
DIVIDEND POLICY
We have never paid any cash dividends on our Common Stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our Common Stock. Payment of future cash dividends will be determined by our Board of

Directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, our credit arrangements restrict the payment of dividends.
On March 18, 2003, we announced our intention to declare a special stock dividend. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B Common Stock, par value $0.00001 per share, which was distributed by dividend to our stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B Common Stock for every 100 shares of Common Stock. For a further discussion of the foregoing stock dividend see the disclosure under the heading “Stock Dividend” on page 10 of this Annual Report on Form 10-KSB.
RECENT SALE OF UNREGISTERED SECURITIES
We have made the following sales of unregistered securities within the last three years.
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

As Cornell Capital is an accredited investor, the issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
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
In consideration for his services in assisting the Company consummate the acquisition of the business and assets of TComm Limited, on December 28, 2004, we issued 12,500 shares of our Common Stock to Frank G. Abernathy. As Mr. Abernathy is an accredited investor, the issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
On January 25, 2005, we entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005. On August 5, 2005, we and Cornell Capital agreed, as permitted under the Promissory Note to extend for three months the date by which we must pay all amounts due under the Promissory Note. The face amount of the Promissory Note (as amended) and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Purchase Agreement or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Purchase Agreement, unless an extension were mutually agreed to by the parties in writing.
Pursuant to the Promissory Note, we deposited in escrow 35 put notices under the Equity Line Agreement in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the Promissory Note (as extended), the put notices held in escrow were to have been released every fourteen (14) days commencing November 4, 2005. We also agreed to reserve out of our authorized but unissued shares of common stock 3,500,000 shares of our common stock to be delivered to Cornell Capital under the Equity Line upon use of such put notices. We paid to Cornell Capital a fee of $100,000 in connection with this transaction which was recorded as a debt discount and was amortized over the life of the loan. No put notices were ever released from escrow until they were returned to us for cancellation. The Promissory Note was converted into a secured convertible debenture in May 2006 as described below.
During the fiscal years ended July 31, 2005 and July 31, 2006, Cornell Capital did not purchase any shares of Common Stock as a result of the exercise of put options under the Equity Line Purchase Agreement, which was terminated in May 2006.
Effective May 25, 2006, pursuant to a letter agreement with Cornell Capital, we converted $250,000 of the outstanding $2,000,000 principal of the Promissory Note into 1,250,000 shares of our common stock which we issued to Cornell Capital. We converted the remaining $1,750,000 of the principal of the Promissory Note and $150,000 in accrued and unpaid interest into a $1,900,000 10% Secured Convertible Debenture which we also issued to Cornell Capital on May 25, 2006. Such 1,250,000 shares and secured convertible debenture were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
In May 2006, in addition to refinancing our existing Promissory Note dated January 25, 2005, as amended August 5, 2005, in favor of Cornell Capital, we obtained further financing in the principal amount of $2,250,000 from Cornell Capital. At a closing on May 25, 2006, we issued a $1,250,000 10% Secured Convertible Debenture to Cornell Capital. On May 31, 2006, we issued a $1,000,000 10% Secured Convertible Debenture to Cornell Capital. As Cornell Capital is an accredited investor, the issuance of such secured convertible debentures were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.
Cornell Capital has to date converted $670,000 of our May 31, 2006 10% Secured Convertible Debenture into an aggregate of 4,557,424 shares of Common Stock. These issuances of our shares on conversion of such debenture were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
We may, in our sole discretion, redeem any and all amounts owed under such debentures provided that the closing bid price of our common stock is less than the fixed conversion price, initially $0.40 per share, at the time we deliver notice to Cornell of our desire to redeem any amounts owed. We must pay a redemption premium of 10% on any amounts redeemed.
In connection with the $2,250,000 financing, we and our subsidiary, JAG Media LLC, entered into Security Agreements with Cornell Capital effective May 25, 2006, which provide that the debentures will remain secured by our assets and those of JAG Media LLC until the registration statement covering the shares into which such debentures are convertible has been effective for 60 days. At such time, the security interests will automatically terminate provided our common stock is trading on the Nasdaq OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the debentures.
Cornell Capital has the right to convert the debentures, at its sole option, into shares of our common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of our common stock during the 30 trading days prior to the conversion date.
If we issue shares of common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock, being common stock equivalents, entitling any person to acquire shares of common stock or common stock equivalents, at a price per share less than the then fixed conversion price, then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under our 1999 Long-Term Incentive Plan. The fixed conversion price of the debentures is also subject to adjustment in connection with certain corporate transactions.
Cornell Capital may not convert the debentures into an amount of shares of our common stock that would result in it owning in excess of 4.99% of the then total outstanding shares of our common stock, unless Cornell Capital chooses to waive such restriction, which waiver would be subject to a 65-day notice period. See “Risk Factors” for a description of the special risks posed by our issuance of the secured convertible debentures.
As partial consideration for Cornell Capital purchasing the secured convertible debentures described above, we also issued effective May 25, 2006 five warrants to purchase an aggregate of 12,000,000 shares of our common stock. For a description of such warrants, see above in this Item 5 “- WARRANTS.” As Cornell Capital is an accredited investor, the issuance of such warrants was exempt from registration under the Securities Act of 1993, as amended, pursuant to Section 4(2) thereof.

PURCHASES OF EQUITY SECURITIES
There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended on July 31, 2006.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that appear elsewhere in this annual report on Form 10-KSB. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-KSB, particularly in “Risk Factors”.
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
We have adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses on long-lived assets, such as equipment and capitalized web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.
We account for stock options, common stock and similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, we estimate the fair value of options using an option-pricing model (generally, the Black Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. We record such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are amortized to expense over the vesting period.
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
On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). The provisions of SFAS 123R, as amended, will be effective for the Company in the first quarter of its fiscal year ending July 31, 2007. Management is assessing the implications of this revised standard. Although the Company is already using a fair value-based method to account for all share based payments, the adoption of the revised standard may materially impact the Company’s consolidated results of operations in the first quarter of fiscal year 2007 and thereafter.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including an embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.
Bifurcated embedded derivatives and freestanding warrants and options accounted for as derivative instrument liabilities are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments to be accounted for as derivative liabilities. The remaining proceeds, if any, are then allocated to the convertible instruments themselves. This usually results in those convertible instruments being recorded at a discount from their face amount to reflect beneficial conversion prices that are, effectively, below market value.
The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method. Since the conversion of the secured convertible debentures issued by the Company during the year ended July 31, 2006 could be at a discount from the market price and, accordingly, could result in the issuance of an indeterminable number of common shares, the Company determined that it will be prohibited from concluding that it will have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability. Accordingly, subsequent changes in the fair value of such options and warrants at the end of each reporting period will be recorded as charges or credits to the Company’s results of operations.
Due to uncertainties related to, among other things, the extent and timing of future taxable income, we have recorded a full valuation allowance to reduce our deferred tax assets. A positive adjustment to income will be required in future years if we determine that we could realize these deferred tax assets.
Related Party Transactions:
There were no related party transactions within our last two fiscal years required to be reported.
Off-Balance Sheet Arrangements:
The Company is not party to any off-balance sheet arrangements.
Results of Operations:
Year ended July 31, 2006 as compared to year ended July 31, 2005
Revenues:
Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. The decrease in subscription revenues during the year ended July 31, 2006 was due primarily to a lack of advertising and other sales and marketing, and increased competition. While our revenues do include revenues from other sources, these other revenues are not material to our operations as a whole.
Cost of revenues:
Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site.
During the year ended July 31, 2006, consulting fees were approximately $61,000 as compared to approximately $113,300 for the year ended July 31, 2005. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $12,000 and $35,000 for the years ended July 31, 2006 and 2005, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site decreased commensurate with our decrease in revenues.
Selling expenses:
Selling expenses consist primarily of advertising and other promotional expenses. This increase results primarily from new sales and marketing expenses of Pixaya, our United Kingdom subsidiary.
General and administrative expenses:
General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable to the refinancing with Cornell Capital and legal and accounting fees associated with a proposed acquisition.
Gain on change in value of derivative liability:
The gain on derivative liability reflects the effect of the decrease in the fair market value of our common stock and the resulting decrease as of July 31, 2006 in the excess of the fair value of the value of the warrants issued in excess of debt proceeds and options issued to nonemployees as compensation from May 25, 2006 when we issued convertible debentures and warrants that require the warrants and non-employee options to be treated as derivative liabilities. As of July 31, 2006, the fair market value of those warrants was approximately $2,744,000 compared to $3,820,000 as of May 25, 2006. The fair market value of options issued to nonemployees on July 31, 2006 was approximately $46,000 while at May 25, 2006 the fair market value was approximately $64,000.
Loss on extinguishment of promissory note:
On May 25, 2006, when we terminated our Equity Line with Cornell Capital Partners, LP (“Cornell Capital”), we converted $250,000 of the principal of our $2,000,000 promissory note payable to Cornell Capital into 1,250,000 shares our common stock which were issued on such date, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. At the date of conversion there was $31,674 of unamortized discount remaining from the issuance of the $2,000,000 promissory note and upon conversion, the common stock issued had a fair market value of $400,000 in settlement of the $250,000 principal and additional unpaid interest of $104,301. We therefore incurred a loss on extinguishment of debt of $77,373

Finance charge for derivative liability in excess of proceeds from convertible debentures:
In connection with our sale of convertible debentures, on May 25, 2006, we issued warrants to purchase 12,000,000 shares of our common stock at prices ranging from $0.40 to $0.80 expiring in May 2011 with a fair market value of $3,820,005 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.35722, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.32 when issued in connection with convertible debt proceeds of $2,025,000. We offset $2,025,000 of the fair market value as debt discount against the debentures and recorded the finance charge for derivative liability of $1,795,000 for the excess of the fair market value of the warrants over the debt proceeds.
Other interest expense:
The increase in interest expense of approximately $368,500 arises from an increase in borrowings under our promissory note and secured convertible debentures payable to Cornell Capital and the conversion of the principal balance of our promissory note and convertible debenture into shares of our common stock.
During the year ended July 31, 2006 interest totaling approximately $514,000 is comprised of interest on our promissory note and secured convertible debentures, interest from amortization of debt discount, and interest incurred upon conversion of our promissory note to shares of common stock.
Interest on the note and the debentures of approximately $270,700 was incurred as $195,900 of interest charged at 12% per annum on the $2,000,000 promissory note payable to Cornell Capital for the period from August 1, 2005 through May 25, 2006 when we converted our note as described above and $74,800 of interest charged at 10% per annum on the $1,900,000 convertible debenture issued May 25, 2006 as described above, and new convertible debentures totaling $2,250,000 issued May 25, 2006 and May 31, 2006 as described below.
Interest arising from the amortization of debt discount of approximately $168,300 is composed of $41,000 of previously unamortized debt discount remaining from costs incurred in obtaining the $2,00,000 financing from Cornell Capital under our promissory note and approximately $127,100 to amortize debt discount related to the new convertible debentures totaling $2,250,000.
Interest expense of $75,000 was incurred for discount accreted upon the conversion of $75,000 of a convertible debenture into 404,955 shares of common stock.
Interest totaling approximately $145,500 during the year ended July 31, 2005 was comprised of approximately $118,400 of interest charged at 12% per annum on the $2,000,000 promissory note from Cornell Capital for the six month period the debt was in place and approximately $27,100 of amortization of debt discount related to costs incurred and deducted from the promissory note.
Acquisition of Software Development Business:
On November 24, 2004, we entered into a Business Sale Agreement with TComm Limited, a company organized in the United Kingdom, and Pixaya (UK) Limited (formerly known as TComm (UK) Limited), a company newly organized in the United Kingdom and a wholly-owned subsidiary of the Company. We entered into the transaction to access the seller’s development stage software, which the we believed offered a new platform for delivery of the services as well as being valuable in its own right. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited.

The transactions contemplated by the Business Sale Agreement were consummated on November 24, 2004. Under the Business Sale Agreement, Pixaya purchased the TComm Limited’s software development business, which is focused on streaming video solutions, and all of its assets related to that business. The business acquired had not generated any significant revenue as of the date of the acquisition or through July 31, 2006.
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
After reviewing the above product line, we determined that several adjustments in the product line were desirable. In this regard Pixaya has discontinued development of the Eye Contact, TComm Messenger and TComm TV (which had been rebranded as “Pixaya Mobile”) and suspended funding of “SOS Guides,” mobile travel guides that will be available to users on their mobile phones. Pixaya continues to develop CCMTV (which has been re-branded as “SurvayaCam”) which consists of software programs and related hardware intended to permit field personnel to send real time video streams from the field to a central location where they can be viewed.
The purchase price paid to TComm Limited consisted of (i) 250,000 shares of our common stock, having a value based on the closing price of our common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,000 in cash. The purchase price was allocated to the fair value of assets as follows:

Equipment	$11,000

Other Assets	100

Goodwill	50,400

Total	$61,500

As of January 31, 2005, the management tested the goodwill for impairment and concluded that it had been impaired. Therefore, we had recognized a charge of $50,400 for the write-off of goodwill in the year ended July 31, 2005.
In addition, TComm Limited had agreed not to compete with the business conducted by Pixaya for a period of two years from the closing date of the transaction. The Business Sale Agreement also contained customary representations and warranties. TComm Limited had agreed to indemnify Pixaya for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000. TComm Limited had entered into a lockup agreement with us pursuant to which it had agreed not to sell or otherwise transfer the Common Stock for a period of one year.
In connection with entering into the Sale Agreement, Pixaya entered into employment agreements on November 24, 2004 with 4 individuals, all of whom were previously employed by TComm Limited. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, our obligations for cash payments under the employment agreements subsequent to July 31, 2006 will total $213,000 as follows:

Year ending	Amount
July 31, 2007	$160,000
July 31, 2008	$53,000

Total	$213,000

Pursuant to the employment agreements, we granted options to purchase 220,000 shares of common stock with exercise prices ranging from $.50 — $1.00 as additional compensation for services to be rendered under such contracts. The aggregate estimated fair value of the options at the date of issuance of $51,200 will be recognized over the term of the employment agreements.
Pixaya had no revenues from its inception in November 2004 through the year ended July 31, 2006.
Liquidity and Capital Resources:
We only generated revenues of approximately $167,000 and $240,000 and we incurred net losses of approximately $3,637,000 and $1,889,000 and negative cash flows deficiencies from operating activities of approximately $2,194,000 and $1,524,000 for the years ended July 31, 2006 and 2005, respectively. These matters raise substantial doubt about our ability to continue as a going concern.
We believe that, in the absence of a substantial increase in subscription revenues, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least July 31, 2007 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.
We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least July 31, 2007. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.
As further explained below, we entered into an agreement with an investment partnership, Cornell Capital, pursuant to which we had, in effect, “put” options whereby, subject to certain conditions, we were able to require the Cornell Capital to purchase shares of our common stock from time to time at prices based on the market value of our shares. The maximum aggregate purchase price under this equity line was $10,000,000. The equity line became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it was terminated earlier at the discretion of the Company. As of May 25, 2006, the date the Equity Line was effectively cancelled, and July 31, 2006 we had received gross proceeds of $4,035,000 from the exercise of “put” options. Although the timing and amount of the required purchases under the agreement were at our discretion, the purchases were subject to certain conditions and the ability of the investment partnership to fund the purchases.
Our cash and cash equivalent position of approximately $451,000 as of July 31, 2006 results primarily from our borrowing from Cornell Capital under our $4,150,000 Promissory Notes made during the year ended July 31, 2006 described below.
On April 9, 2002, we entered into an Equity Line Purchase Agreement with Cornell Capital pursuant to which we had, in effect, put options whereby, subject to certain conditions, we could have required Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available to us on August 28, 2002, and would remain available through August 28, 2006 unless it was terminated earlier by us in our sole discretion. The purchase price was 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital was entitled to a cash fee equal to 5% of the gross proceeds received by us from Cornell Capital in connection with each put.
The timing and amount of the required purchases was to be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must elapse before we could deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of Cornell Capital to complete its purchases under the Equity Line Purchase Agreement was not secured or guaranteed and, accordingly, if Cornell Capital did not have available funds at the time it was required to make a purchase, we might not have been able to force it to do so. We had issued 10,000 shares of our common stock to a placement agent as of the effective date as consideration for their services in connection with the Equity Line Purchase Agreement.
During the years ended July 31, 2006 and 2005, no put options were exercised.
On January 25, 2005, we entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which was being amortized over the original term of the loan. The unamortized debt discount was $72,851 as of July 31, 2005 and $31,674 as of May 25, 2006 when the promissory note was converted into common stock and a secured convertible debenture.
On August 5, 2005, we and Cornell Capital agreed, as permitted under the promissory note to extend for three months the date by which we must pay all amounts due under the promissory note. The face amount of the promissory note (as amended) and interest on the amount from time to time outstanding at 12% per year will be payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Agreement or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension is mutually agreed to by the parties in writing.
Pursuant to the promissory note, we agreed to deposit in escrow 35 put notices under the Equity Line Agreement in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the promissory note (as extended), the put notices were to have been held in escrow and released every fourteen (14) days commencing November 4, 2005.
Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all other obligations of our Company under the promissory note, would become immediately due and payable without any action on the part of Cornell Capital.
All put notices were canceled and returned to us on May 25, 2006, when we terminated the Equity Line Agreement with Cornell Capital, converted $250,000 of the principal of its $2,000,000 promissory note payable to Cornell Capital into 1,250,000 shares of our common stock which were issued on such date for which the fair value was $400,000, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. As the cash flows of the new debentures are substantially different from those of the promissory notes, the restructuring qualified as an extinguishment for financial accounting purposes. Accordingly, we recorded a loss on extinguishment of $77,373 during the year ended July 31, 2006 (representing the fair value of the shares in excess of the principal converted plus $31,674 of debt discount written off less $104,301 of accrued interest forgiven). In addition, we issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided us with net proceeds of approximately $2,025,000 after fees and costs which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bear interest at the rate of 10% per year and mature three years after issuance. They are convertible through maturity into shares of our common stock as provided in the debentures.
We were required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. We were also required to deliver on behalf of ourselves and our subsidiary, JAG Media LLC, security agreements executed by us and our subsidiary, JAG Media LLC, granting Cornell Capital a security interest in all their respective assets. We and our subsidiary can not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days. At such time, the security interest will automatically terminate provided our common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest has not been terminated by Cornell Capital.
Cornell Capital has the right to convert the debentures, at its sole option, into shares of our common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, LP, of our common stock during the 30 trading days prior to the conversion date.
If we issue shares of common stock or common stock equivalents, such as rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock entitling any person to acquire shares of common stock, at a price per share that is less than the then fixed conversion price then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under our 1999 Long-Term Incentive Plan. The fixed conversion price of the debentures is also subject to adjustment in connection with certain corporate transactions.
As of July 31, 2006, the debentures are carried at approximately $2,027,000, reflecting the outstanding balance due on the notes of $4,075,000 reduced by debt discounts aggregating $2,048,000 after amortization.
In connection with the foregoing May 25, 2006 transaction, we issued warrants to Cornell Capital to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share.
The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.
Since the conversion of the secured convertible debentures and the related warrants could result in the issuance of an indeterminable number of common shares since they are convertible at a discount from the market price, we determined that based on the guidance in the consensus for EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, we will be prohibited from concluding that we will have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees.
As of May 25, 2006, the warrants for the purchase of 12,000,000 shares were valued at $3,820,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.35722, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.32 when issued. Accordingly, we recorded additional debt discount of $2,025,000 to offset the net cash proceeds received from Cornell Capital for the debentures and a finance charge to operations of $1,795,005 to reflect the excess of fair market value of the warrants over the debt proceeds. As of July 31, 2006, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.38441, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.23 when valued and resulting in a decrease in the carrying value of the derivative liability to approximately $2,744,000 and an unrealized gain on derivative liability of $1,076,000.
As explained above, EITF 00-19 required us to record the fair value of the warrants issued in connection with the debentures at their gross value of approximately $3,820,000 and fully offset the net proceeds received with an equivalent amount of debt discount. As a result, there was no amount allocable to the net carrying value of the convertible debentures upon issuance on May 25, 2006 although they could have been converted as of that date into 6,756,757 shares of common stock with an aggregate fair value of approximately $2,252,000. This amount represents a beneficial conversion feature that could not be recorded in the consolidated financial statements since it would have resulted in the recording of an aggregate debt discount that would have exceeded the net proceeds from the issuance of the debentures which is prohibited by EITF 00-19.

The issuance of the warrants to Cornell Capital also caused us to reclassify the fair value of 200,000 options issued to a consultant from stockholders’ equity to the derivative liability. As of May 25, 2006, the warrants were valued at approximately $64,000 using the Black-Scholes option pricing model. As of July 31, 2006, the fair value of the warrants was recalculated which resulted in a decrease in the carrying value of the derivative liability to approximately $46,000 and the recognition of an unrealized gain on derivate liability of $18,000.
As of July 31, 2006, the debentures had a net carrying value of approximately $2,027,000, reflecting the outstanding principal balance due on the $4,075,000 reduced by debt discounts aggregating $2,048,000 after amortization.
During the year ended July 31, 2006, Cornell Capital converted a debenture in the principal amount of $75,000 into 404,955 shares of our common stock. As of the dates of conversion, the conversion price was at a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, LP, of the Company’s common stock during the 30 trading days prior to the conversion date and the Company recorded a loss on conversion of approximately $75,000.
During the year ended July 31, 2006, we used cash of approximately $2,194,000 in our operations to fund our net loss.
Seasonality:
We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.
Recent Accounting Pronouncements:
On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”). The provisions of SFAS 123R, as amended, will be effective for the Company in the first quarter of its fiscal year ending July 31, 2007. Management is assessing the implications of this revised standard. Although the Company is already using a fair value-based method to account for all share-based payments, the adoption of the revised standard may materially impact the Company’s consolidated results of operations in the first quarter of fiscal year 2007 and thereafter.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the financial statements.
The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of July 31, 2006 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended July 31, 2006 and 2005 or that they will have a significant effect at the time they become effective.
RECENT EVENTS
As of January 24, 2007 and February 26, 2007, we entered into letter agreements with Cornell Capital, Cryptometrics and Robert Barra and Michael Vitale, the principals of Cryptometrics, pursuant to which the parties principally agreed, among other things, that upon the effective date of the merger of Cryptometrics with our newly created subsidiary, (i) the terms of the conversion pricing formula of the secured convertible debentures will be adjusted to equal 95% of the lowest daily Volume Weighted Average Price of our common stock as quoted by Bloomberg, LP during the 30 trading days immediately preceding the date Cornell Capital delivers notice to Cryptometrics that it wishes to convert all or a portion of one or more of the secured convertible debentures, (ii) Warrant No. CCP-1 will be cancelled and Warrant No. CCP-2 and Warrant No. CCP-3 will be amended so that each warrant will be exercisable for 3,000,000 shares, (iii) the exercise dates of warrants will be amended so that the exercise date of Warrant No. CCP-2 will be March 31, 2007, the exercise date of Warrant No. CCP-3 will be June 30, 2007, the exercise date of Warrant No. CCP-4 will be September 30, 2007 and the exercise date of Warrant No. CCP-5 will be December 31, 2007, and (iv) the exercise price of the warrants will equal 88% of the average of the Volume Weighted Average Price of JAG Media’s Common Stock as quoted by Bloomberg, LP during the 30 days immediately prior to the first date upon which the Warrant may be exercised.
Under the terms of the letter agreements, if the Merger becomes effective, JAG Media (and any applicable subsidiary) is to enter into new security agreements, in the same form as the existing ones, which will grant a security interest in the assets of Cryptometrics to secure the obligations under the secured convertible debentures. The security agreements will be released once the required number of shares have been reserved for future issuance upon conversion of such debentures. Cornell Capital has agreed not to convert any of the secured convertible debentures or exercise any of the warrants prior to the closing or termination of our Merger Agreement with Cryptometrics. The letter agreements automatically terminate on April 6, 2007 unless the closing of the Merger Agreement occurs by that date or the parties agree to extend the term of the letter agreements.
The letter agreements are included as Exhibits 10.24 and 10.25 to this Annual Report on Form 10-KSB and should be reviewed for further information regarding their terms.
Additionally, our merger agreement with Cryptometrics, dated as of December 27, 2005, was amended as of January 24, 2007 and February 26, 2007. See Item 1, Description of Business – “Our Business Strategy.”
ITEM 7. FINANCIAL STATEMENTS
The financial statements of JAG Media provided pursuant to Item 7 of this Annual Report on Form 10-KSB are attached separately at the rear of this Annual Report on Form 10-KSB. Please see the index below.
* * *
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the fiscal year ended July 31, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the processing summarizing, recording and reporting thereof within the time periods specified by the SEC’s rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
During the fiscal quarter ended July 31, 2006, there has not occurred any change in JAG Media’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, JAG Media’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Following is certain information about our executive officers and directors.
Thomas J. Mazzarisi, age 49, is our Chairman of the Board, Chief Executive Officer and General Counsel. Previously, Mr. Mazzarisi served as our Executive Vice President and General Counsel from March 1999 to April 2, 2004 and as our Chief Financial Officer from November 9, 2001 to April 2, 2004. Mr. Mazzarisi has been a member of our Board of Directors since July 1999. From 1997 until joining JAG Media Holdings, Inc., Mr. Mazzarisi practiced law from his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the former law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.
Stephen J. Schoepfer, age 47 is our President, Chief Operating Officer, Chief Financial Officer and Secretary. Previously, Mr. Schoepfer served as our Executive Vice President, Chief Operating Officer and Secretary from July 1999 to April 2, 2004. Mr. Schoepfer has been a member of our Board of Directors since July 1999. Prior to joining the Company in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.
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
Based solely on our review of the copies of such forms received by it with respect to fiscal 2005, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis, except for the report by our prior 10% shareholder, Gary Valinoti, as to the return without consideration of most of the shares owned by him to the Company, which was done pursuant to a judgment in an action brought by the SEC and made public at the time.
CODE OF ETHICS
We have adopted a Code of Ethics (our “Code of Ethics”) that applies to our chief executive officer and chief financial officer. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to the attention: Thomas J. Mazzarisi, Chairman, Chief Executive Officer and General Counsel, JAG Media Holdings, Inc., 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION
COMPENSATION OF EXECUTIVE OFFICERS
The following table sets forth certain summary information regarding compensation paid to our Chief Executive Officer and our President for services rendered during the fiscal years ended July 31, 2004, 2005 and 2006. Except as listed in the table below, no executive officer holding office in fiscal year 2006 received total annual salary and bonus exceeding $100,000. No such officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation not reflected below.
ANNUAL COMPENSATION

Long-Term
Compensation
				Other	Common Shares
Name and Principal	Fiscal			Annual	Subject to Options	All other
Position	Year	Salary	Bonus	Compensation	Granted	Compensation
Thomas J. Mazzarisi, Chairman of the Board, Chief Executive Officer and General Counsel	2006 2005 2004	$150,000 $150,000 $150,000	—	—	—	—
Stephen J. Schoepfer, President, Chief Operating Officer, Chief Financial Officer and Secretary	2006 2005 2004	$150,000 $150,000 $150,000	—	—	—	—
OPTION GRANTS IN FISCAL YEAR 2006
No freestanding SARs or restricted stock awards were granted to, or exercised by, any of our named executive officers during the fiscal year ended July 31, 2006.
The following table sets forth information regarding options to acquire shares of our Common Stock granted under our Long-Term Incentive Plan to Thomas J. Mazzarisi (our Chairman, Chief Executive Officer and General Counsel) and Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary) during the fiscal year ended July 31, 2006.
OPTION GRANTS IN PERIOD BEGINNING AUGUST 1, 2005
AND ENDING JULY 31, 2006

		Percentage of
		Total Options
		Granted to
		Employees in the
	Number of	period beginning
	Securities	August 1, 2005	Exercise or Base
	Underlying	and ended July 31,	Price Per	Market Price on	Expiration
Name	Options Granted	2006	($/Share)	the Date of Grant	Date
Thomas J. Mazzarisi	0	*	*	*	*
Stephen J. Schoepfer	0	*	*	*	*

*	Not Applicable
REPORT ON REPRICING OF OPTIONS
Our Board believes that the retention of executives who possess an in depth knowledge of our operations, contacts within the professional financial community for certain information that we provide to our subscribers , relevant software knowledge and experience, and the skills and expertise required to lead our organization is vital to our competitive strength. It is the policy of our Board to award stock options to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain these persons. It is our Board’s goal to preserve this incentive as an effective tool in compensating, motivating and retaining our executives. We have granted these options at exercise prices below the market price of our stock as a form of immediate compensation to our executives.
We did not reprice any stock options during our fiscal year ended July 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION AS OF JULY 31, 2006

Number of securities
remaining available
for future issuance
		Weighted average	under equity
	Number of securities to	exercise price of	compensation plans
	be issued upon exercise	outstanding	(excluding securities
	of outstanding options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable
1999 Long-Term Incentive Plan (not approved by security holders)	1,420,000	$.12	4,580,000
Individual Compensation Arrangements (not approved by security holders)	Not applicable	Not Applicable	Not Applicable

TOTAL	1,420,000 (2)	—	4,580,000 (1)

(1)	The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 6,000,000 shares of Common Stock. Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

(2)	See Note 6 to Financial Statements.
Our 1999 Long-Term Incentive Plan provides our directors, officers, employees and consultants with the opportunity to participate in our ownership. Our Board of Directors administers the plan, addressing participation, the awards offered and any applicable conditions of exercise. In making these determinations, our Board of Directors will generally consider the participant’s position and record of service to us. The Board of Directors may issue options, stock appreciation rights, restricted stock, deferred stock, bonus stock, awards in lieu of cash obligations, dividend equivalents and other stock based awards, all subject to terms and conditions to be set by the Board of Directors. The plan also contains standard provisions dealing with matters such as adjustment of the number of shares subject to options and covered by the plan in addition to amendment and termination of the plan.
OPTION EXERCISES IN FISCAL YEAR 2006
The following table sets forth certain information regarding the stock options exercised during the fiscal year ended July 31, 2006 and the stock options held as of July 31, 2006 by Thomas J. Mazzarisi (our Chairman, Chief Executive Officer and General Counsel) and Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary).
AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

	Shares		Number of Shares Underlying
	Acquired		Unexercised Options at July 31,		Value of Unexercised In-the-
	on	Value	2006		money Options at July 31, 2006
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas J. Mazzarisi	0	0	500,000	0	$90,000	0
Stephen J. Schoepfer	0	0	250,000	0	$45,000	0
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
The plan will generally be administered by a committee appointed by the board of directors, except that the board will itself perform the committee’s functions under the plan for purposes of grants of awards to directors who serve on the committee. The board may also perform any other function of the committee and is currently serving as the committee. The committee generally is empowered to select the individuals who will receive awards and the terms and conditions of those awards, including exercise prices for options and other exercisable awards, vesting and forfeiture conditions, performance conditions, the extent to which awards may be transferable and periods during which awards will remain outstanding. Awards may be settled in cash, shares, other awards or other property, as the committee may determine.
The maximum number of shares that may be subject to outstanding awards under the plan will not exceed 6,000,000 shares of Common Stock. As of July 31, 2006, there were a total of 1,420,000 shares of Common Stock subject to outstanding options granted under the plan. These options are exercisable at prices ranging from $0.02 to $1.00 per share.
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
In addition, each executive is still entitled to receive an incentive bonus stock option for 500,000 shares of Common Stock if the average closing bid price of our Common Stock for the year ended August 31, 2007 is $2.00 or greater. Such options are exercisable at fair market value as defined in the employment agreements as recently amended, determined with respect to the indicated year end. No annual incentive stock option bonuses have been earned to date under the employment agreements.
The executives shall also be granted an option to purchase a 5% ownership interest in any subsidiary that JAG Media successfully creates and spins off during the term of their employment contracts.
Pursuant to these employment agreements, each of the above named executives is entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to other employees of JAG Media. In the event JAG Media terminates the employment of any of such executives without cause or such executive resigns for good reason as defined in the employment agreements, such executive shall be entitled to receive (i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term (the Severance Period), (ii) a lump sum cash payment equal to the executive’s highest rate of annual salary in effect during the term multiplied by the Severance Period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive’s then current salary rate and (iv) accelerated vesting of all of the executive’s outstanding stock options. Such cash payments will be made within 10 days of termination of employment, and shall not be subject to offset for amounts earned by the executive in respect of any subsequent employment, nor is the executive required to seek any such subsequent employment.
Further, immediately prior to a “change in control” (as defined in our Long-Term Incentive Plan) of JAG Media, the above-named executives shall also be granted an option to acquire 1,000,000 shares of our Common Stock (subject to equitable adjustments for stock splits, etc.) at an exercise price equal to the fair market value of the average closing bid price of the Company’s stock for the 30 days prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Generally, under our Long-Term Incentive Plan a “change in control” shall be deemed to have occurred (i) if there is an acquisition of 30% or more of our then outstanding shares of Common Stock, (ii) Messrs. Mazzarisi and Schoepfer cease for any reason to constitute at least a majority of the members of our Board, or (iii) a merger, consolidation, recapitalization, reorganization, sale or disposition of all or a substantial portion of our assets, or similar transaction shall have occurred. However, a change in control shall not be deemed to have occurred if consummation of such a transaction would result in at least 70% of the total voting power represented by the voting securities of JAG Media outstanding immediately after such transaction being beneficially owned by at least 75% of the holders of outstanding voting securities of JAG Media immediately prior to the transaction, with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction.
In the unlikely event that we issue to Cornell Capital under our warrants and secured convertible debentures which it holds more than approximately 18,234,115 shares of our Common Stock and Cornell Capital does not sell any such shares and we issue no other shares, such issuance to Cornell Capital would result in the acquisition by Cornell Capital of more than 30% of our then outstanding shares of Common Stock and would trigger the change in control provisions in the employment agreements of our executive officers. As a result, each of Messrs. Mazzarisi and Schoepfer would be granted an option to acquire 1,000,000 shares of our Common Stock at an exercise price equal to the fair market value of the stock prior to such change in control, which option would be fully vested and immediately exercisable in full and expire on a date which would be the earlier of ten years from such change in control and three years after termination of such person’s employment. The occurrence of the change of control would also permit each executive to resign from JAG Media if they so chose and be entitled to all of the severance benefits described above, including medical and life insurance coverage, accelerated vesting of outstanding stock options and certain lump sum cash payments.
In lieu of options previously granted which were cancelled, we granted on August 31, 2001 to each of Messrs. Mazzarisi and Schoepfer options to purchase an aggregate of 1,000,000 shares of our Common Stock exercisable at a price per share of $0.02, all of which vested immediately upon the execution of the amended and restated agreements. These options, which have been partially exercised, are subject to the terms of our 1999 Long-Term Incentive Plan, as amended, and may be exercised, in whole or in part, by the executives on a cashless basis.
INDEMNIFICATION OF OFFICERS AND DIRECTORS
Our Articles of Incorporation provide that we shall indemnify our officers, directors, employees and agents to the full extent permitted by Nevada law. Our Bylaws include provisions to indemnify our officers and directors and other persons against expenses (including judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We do not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully or not in JAG Media’s best interest. In the case of an action brought by or in the right of JAG Media, we shall indemnify them only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement of these actions and we shall not indemnify them in connection with any matter as to which they have been found to be liable to JAG Media, unless the deciding court determines that, notwithstanding such liability, that person is fairly entitled to indemnity in light of all the relevant circumstances.
We do not currently maintain director’s and officer’s liability insurance but we may do so in the future.

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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 14, 2007 (except as otherwise indicated) by (i) each person known by JAG Media to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and nominee to be a director, (iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name & Address of Beneficial Owner	Number of Shares Beneficiary Owned		Percentage of Class

Thomas Mazzarisi (Chairman of the Board Chief Executive Officer and General Counsel) 6865 SW 18th Street, Suite B13, Boca Raton, Florida 33433	610,000	(1) (2)	1.3%

Stephen Schoepfer (President, Chief Operating Officer, Chief Financial Officer and Director) 6865 SW 18th Street, Suite B13, Boca Raton, Florida 33433	325,000	(1) (3)	*
			*

All executive officers and directors as a group (2 persons)	935,000	(1)(2)(3)	2.1%
			*

*	Less than one percent

(1)	Based on 45,506,370 shares of Common Stock issued and outstanding as of February 14, 2007 (excluding shares of prior classes exchangeable for shares of Common Stock pursuant to our recapitalizations, plus the number of shares of Common Stock which the beneficial owner has the right to acquire within 60 days, if any).

(2)	Includes 500,000 shares of Common Stock issuable upon the exercise of stock options.

(3)	Includes 250,000 shares of Common Stock issuable upon the exercise of stock options.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
ITEM 13. EXHIBITS
(a)(1) Financial Statements. See index to Financial Statements on page F-1.
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

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated March 16, 1999 between Professional Perceptions, Inc. (now known as JagNotes.com Inc.), Harold Kaufman, Jr., an officer, director and principal stockholder thereof, NewJag, Inc., and the stockholders of NewJag, Inc. (1)

2.2	Agreement and Plan of Merger dated as of July 29, 1999 by and among JagNotes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation (2)

3.1	Composite Amended and Restated Articles of Incorporation of JAG Media Holdings, Inc. (18)

3.2	Bylaws of Registrant (2)

3.3	Amendment to Bylaws of Registrant (6)

3.4	Amendment to Bylaws of Registrant (12)

4.1	Form of Common Stock Certificate (15)

4.2	Form of Series 2 Class B Stock Certificate (15)

4.3	Promissory Note, dated January 25, 2005, by and between JAG Media Holdings, Inc. and Cornell Capital Partners, LP (11)

4.4	Letter Agreement, dated August 5, 2005, extending maturity date of Promissory Note dated January 25, 2005 by and between JAG Media Holdings, Inc. and Cornell Capital Partners, LP (14)

4.5	Securities Purchase Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and Cornell Capital Partners, LP (17)

4.6	$1,900,000 Secured Convertible Debenture issued to Cornell Capital Partners, LP effective May 25, 2006 (17)

4.7	Security Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and Cornell Capital Partners, LP (17)

4.8	Security Agreement, effective May 25, 2006, by and between JAG Media LLC and Cornell Capital Partners, LP (17)

4.9	$1,250,000 Secured Convertible Debenture issued to Cornell Capital Partners, LP effective May 25, 2006 (17)

4.10	Warrant No. CCP-1 for 2,000,000 shares of common stock issued to Cornell Capital Partners, LP effective May 25, 2006 (17)

4.11	Warrant No. CCP-2 for 2,000,000 shares of common stock issued to Cornell Capital Partners, LP effective May 25, 2006 (17)

4.12	Warrant No. CCP-3 for 2,000,000 shares of common stock issued to Cornell Capital Partners, LP effective May 25, 2006 (17)

4.13	Warrant No. CCP-4 for 3,000,000 shares of common stock issued to Cornell Capital Partners, LP effective May 25, 2006 (17)

4.14	Warrant No. CCP-5 for 3,000,000 shares of common stock issued to Cornell Capital Partners, LP effective May 25, 2006 (17)

4.31	$1,000,000 Secured Convertible Debenture issued to Cornell Capital Partners, LP effective May 31, 2006 (17)

10.1	JAG Media Holdings, Inc. 1999 Long Term Incentive Plan, as amended (4)

10.2	Amended and Restated Employment Agreement, dated August 31, 2001, by and between Thomas J. Mazzarisi and Registrant (3)

10.3	Amended and Restated Employment Agreement, dated August 31, 2001, by and between Stephen J. Schoepfer and Registrant (3)

10.4	Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, by and between Registrant and Thomas J. Mazzarisi (15)

10.5	Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, by and between Registrant and Stephen J. Schoepfer (15)

10.6	Consulting Agreement, dated June 12, 2002, between JAG Media Holdings, Inc. and Walsh Organization, Inc. (8)

10.7	Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among JAG Media Holdings, Inc., Gary Valinoti and the Law Firm of O’Quinn, Laminack & Pirtle (8)

10.8	Subscription Agreement, dated December 10, 2002, between JAG Media Holdings, Inc. and Bay Point Investment Partners LLC (5)

10.9	Placement Agent Agreement, dated December 10, 2002, between JAG Media Holdings, Inc. and RMC 1 Capital Markets, Inc. (5)

10.10	Placement Agent Agreement, dated as of June 19, 2003, between JAG Media Holdings, Inc. and RMC 1 Capital Markets, Inc., as amended on August 12, 2003 (7)

10.11	Subscription Agreement, dated as of June 19, 2003, between JAG Media Holdings, Inc. and Bay Point Investment Partners LLC, as amended on August 12, 2003 (7)

Exhibit No.	Description
10.12	Subscription Agreement, dated as of September 25, 2003, between JAG Media Holdings, Inc. and Kuekenhof Equity Fund L.P. (8)

10.13	Finder’s Fee Agreement, dated as of January 5, 2004, between JAG Media Holdings, Inc. and Flow Capital Advisors, Inc. (9)

10.14	Business Sale Agreement dated November 24, 2004, by and among TComm Limited, TComm (UK) Limited and JAG Media Holdings, Inc. (10)

10.15	Employment Agreement, dated November 24, 2004, by and between JAG Media Holdings, Inc. and Stuart McClean (10)

10.16	Employment Agreement, dated November 24, 2004, by and between JAG Media Holdings, Inc. and Joanne McClean (10)

10.17	Employment Agreement, dated November 24, 2004, by and between JAG Media Holdings, Inc. and Craig Hardcastle (10)

10.18	Employment Agreement, dated November 24, 2004, by and between JAG Media Holdings, Inc. and Ian Hardcastle (10)

10.19	Company Voting and Lock Up Agreement dated as of December 27, 2005 by and among JAG Media Holdings, Inc., Robert Barra and Michael Vitale (16)

10.20	Letter Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and Cornell Capital Partners, LP converting $2,000,000 Promissory Note dated January 25, 2005, as amended August 5, 2005, made by JAG Media Holdings, Inc. for the benefit of Cornell Capital Partners, LP (17)

10.21	Investor Registration Rights Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and Cornell Capital Partners, LP (17)

10.22	Letter Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and Cornell Capital Partners, LP terminating Equity Line Agreement Purchase Agreement by and between JAG Media Holdings, Inc. and Cornell Capital Partners, LP dated as of April 9, 2002, as amended on July 8, 2004 and July 21, 2004 (17)

10.23	Irrevocable Transfer Agent Instructions, effective May 25, 2006, by and among JAG Media Holdings, Inc., Transfer Online, Inc. and Cornell Capital Partners, LP (17)

10.24	Letter Agreement, dated January 24, 2007, by and among JAG Media Holdings, Inc., Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale (19)

10.25	Letter Agreement, dated February 26, 2007, by and among JAG Media Holdings, Inc., Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale *

14.1	Code of Ethics (8)

21.1	Subsidiaries of Registrant *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer *

99.1	Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc. dated July 29, 1999 (including Certificate of Correction related thereto) (2)

99.2	Letter of Intent, dated September 9, 2005, by and among the Cryptometrics, Inc. and JAG Media Holdings, Inc. (13)

99.3	Agreement and Plan of Merger, dated as of December 27, 2005, by and among JAG Media Holdings, Inc., Cryptometrics Acquisition, Inc., Cryptometrics, Inc. and the stockholders named therein (16)

99.4	Letter Agreement, dated as of January 24, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Robert Barra, Michael Vitale, Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Thomas J. Mazzarisi and Stephen J. Schoepfer amending Agreement and Plan of Merger, (19)

99.5	Letter Agreement, dated as of February 26, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Robert Barra, Michael Vitale, Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Thomas J. Mazzarisi and Stephen J. Schoepfer amending Agreement and Plan of Merger *

*	Filed herewith.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 30, 1999.

(2)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 30, 1999.

(3)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 26, 2001.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed on May 1, 2002.

(5)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on January 9, 2003.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2003.

(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 13, 2003.

(8)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 13, 2003.

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 20, 2004.

(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 20, 2004.

(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2005

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2005.

(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2005.

(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 9, 2005.

(15)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 8, 2005.

(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2005.

(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2006.

(18)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on June 19, 2006

(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 31, 2007
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
AUDIT FEES
The aggregate fees billed for the fiscal years ended July 31, 2006 and 2005 for professional services rendered by J.H. Cohn LLP for the audit of the our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB were $149,455 and $103,262, respectively.
AUDIT-RELATED FEES
The aggregate fees billed for the fiscal years ended July 31, 2006 and 2005 for assurance and related services rendered by J.H. Cohn LLP related to the performance of the audit or review of our financial statements were $28,825 and $15,110, respectively.
TAX FEES
The aggregate fees billed for the fiscal years ended July 31, 2006 and 2005 for services rendered by J.H. Cohn LLP in connection with the preparation of our federal and state tax returns were $4,250 and $5,250, respectively.
ALL OTHER FEES
There were no other fees billed by J.H. Cohn LLP in the years ended June 30, 2006 or June 30, 2005.
PRE-APPROVAL POLICIES AND PROCEDURES
The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Board of Directors pre-approved all of the services rendered by J.H. Cohn LLP for the audit of the financial statements included in our Annual Reports on Form 10-KSB and reviews of financial statements included in our Quarterly Reports on Form 10-QSB for the years ended July 31, 2006 and 2005.
The services provided for 2006 were 82% audit services, 16% audit related fees and 2% tax services. The services provided above for 2005 were 84% audit services, 12% audit related services and 4% tax services.

JAG Media Holdings, Inc. and Subsidiaries
*      *       *

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
JAG Media Holdings, Inc.
We have audited the accompanying consolidated balance sheet of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2006, and their results of operations and cash flows for the years ended July 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company’s operations have generated recurring losses and negative cash flows from operating activities. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 22, 2007

Jag Media Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
July 31, 2006

Assets
Current assets:
Cash and cash equivalents	$450,618
Accounts receivable, net of allowance for doubtful accounts of $7,500	15,580
Other current assets	35,333

Total current assets	501,531

Equipment, net of accumulated depreciation of $118,736	76,702

Total	$578,233

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$234,682
Deferred revenues	22,448
Derivative liability	2,789,750

Total current liabilities	3,046,880
Convertible debentures payable, net of unamortized debt discount of $2,047,911	2,027,089

Total liabilities	5,073,969

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 372,848 shares issued and outstanding	4

40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—

4

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 42,896,506 shares issue and outstanding	429
Additional paid-in capital	44,209,217
Unearned compensation	(34,870)
Accumulated deficit	(48,670,516)

Total stockholders’ deficiency	(4,495,740)

Total	$578,233

See Notes to Consolidated Financial Statements.

JAG Media Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended July 31, 2006 and 2005

	2006	2005
Revenues	$166,692	$239,651

Operating expenses:
Cost of revenues	85,585	152,371

Selling expenses	46,637	43,441

General and administrative expenses	2,381,789	1,745,455

Totals	2,514,011	1,941,267

Loss from operations	(2,347,319)	(1,701,616)

Other income (expense)
Gain on change in value of derivative liability	1,094,246	—

Loss on extinguishment of promissory notes	(77,373)	—

Writeoff of goodwill	—	(50,400)

Interest income	2,573	8,357

Finance charge for derivative liability in excess of proceeds from convertible debentures	(1,795,005)	—

Other interest expense	(513,978)	(145,506)

Net loss	$(3,636,856)	$(1,889,165)

Basic net loss per share	$(0.08)	$(0.04)

Basic weighted average common shares outstanding	42,891,017	44,510,641

See Notes to Consolidated Financial Statements

JAG Media Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
Years Ended July 31, 2006 and 2005

	Common Stock
	Number of		Additional	Unearned	Accumulated
	Shares	Amount	Paid-In Capital	Compensation	Deficit	Total
Balance, August 1, 2004	44,235,299	$442	$43,570,992	$(24,264)	$(43,144,495)	$402,675

Effect of issuance of options in exchange for services			51,200	(51,200)		—

Amortization of unearned compensation				35,018		35,018

Effect of issuance of common stock for purchase of business	250,000	3	42,497			42,500

Effects of issuance of common stock in exchange for services and claim settlement	262,500	3	77,498			77,501

Net loss					(1,889,165)	(1,889,165)

Balance, July 31, 2005	44,747,799	448	43,742,187	(40,446)	(45,033,660)	(1,331,471)

Effect of issuance of options in exchange for services			56,000	(56,000)		—

Effect of return and retirement of shares	(3,506,248)	(35)	35			—

Amortization of unearned compensation				61,576		61,576

Reclassification of derivative liability for nonemployee options			(63,989)			(63,989)

Fair value of shares issued on conversion of promissory notes payable	1,250,000	12	399,988			400,000

Shares issued on conversion of convertible debentures	404,955	4	74,996			75,000

Net loss					(3,636,856)	(3,636,856)

Balance, July 31, 2006	42,896,506	$429	$44,209,217	$(34,870)	$(48,670,516)	$(4,495,740)

See Notes to Consolidated Financial Statements.

JAG Media Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2006 and 2005

	2006	2005
Operating activities:
Net loss	$(3,636,856)	$(1,889,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,785	19,684
Amortization of other assets	36,426	13,574
Amortization of unearned compensation	61,576	35,018
Gain on change in value of derivative liability	(1,094,246)	—
Loss on extinguishment of debt	77,373	—
Finance charge for derivative liability in excess of debt proceeds	1,795,005	—
Amortization of debt discount	243,266	27,149
Writeoff of goodwill	—	50,400
Effects of issuance of common stock in exchange for services and claim settlement	—	77,501
Changes in operating assets and liabilities:
Accounts receivable	(1,070)	(2,270)
Other current assets	32,123	6,586
Accounts payable and accrued expenses	275,025	147,657
Deferred revenues	(6,783)	(10,262)

Net cash used in operating activities	(2,194,376)	(1,524,128)

Investing activities:
Equipment purchases	(40,871)	(32,078)
Cash paid for purchase of business	—	(19,212)

Net cash used in investing activities	(40,871)	(51,290)

Financing activities:
Proceeds from notes and debentures	2,025,000	2,000,000
Costs paid in connection with notes and debentures payable	—	(150,000)

Net cash provided by financing activities	2,025,000	1,850,000

Net increase (decrease) in cash and cash equivalents	(210,247)	274,582
Cash and cash equivalents, beginning of year	660,865	386,283

Cash and cash equivalents, end of year	$450,618	$660,865

Supplemental disclosure of noncash financing activities:

Noncash effect of promissory notes converted to common stock	$325,000

Derivative liability of warrants issued equal to proceeds from debentures issued	$2,025,000

Reclassification of fair market value of nonemployee options to derivative liability	$63,990

Effect of issuance of common stock for purchase of business		$42,500

See Notes to Consolidated Financial Statements.

Note 1 — Organization :
JAG Media Holdings, Inc., a Nevada corporation, and its subsidiaries (the “Company”) gather and compile financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generate revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site, www.jagnotes.com. Subscribers receive, among other things, a daily early-morning investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses and alerts, during the trading day, of rumors circulating on Wall Street. The Company is also developing a related product line which will enable the Company to provide subscribers with select upgrades/downgrades and rumors in streaming video and/or text message format delivered to their mobile phones. Management considers all of its activities to be within the same business segment.
The Company commenced operations in 1989 and its subscribers were initially limited primarily to institutional investors. During the year ended July 31, 2000, the Company opened its web site and began targeting retail subscribers in an effort to expand its subscriber base.
On November 24, 2004, a newly established subsidiary of the Company, Pixaya (UK) Limited (“Pixaya”) (formerly know as TComm (UK) Limited), a company organized in the United Kingdom, acquired the business and assets of TComm Limited, a development stage company, also organized in the United Kingdom, that was developing various mobile video streaming products. The Company is continuing to develop some of these products although such development has been limited as a result of the Company’s lack of financial resources and has added a new service to this product line, as further described in Note 5. However, the business acquired had not generated any significant revenue as of the date of the acquisition or through July 31, 2006. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited.
The Company is actively pursuing potential mergers. As further discussed in Note 11 herein, on December 27, 2005, the Company entered into an agreement and plan of merger that was amended on January 24, 2007, (the “Merger Agreement”) with, among others, Cryptometrics, Inc., a Delaware corporation (“Cryptometrics”), pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the outstanding shares of the Company’s common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics.
Note 2 — Basis of presentation and summary of significant accounting policies:
Basis of presentation:
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $167,000 and $240,000 and it incurred net losses of approximately $3,637,000 and $1,889,000 and negative cash flows from operating activities of approximately $2,194,000 and $1,524,000 for the years ended July 31, 2006 and 2005, respectively. In addition, as of July 31, 2006 the Company only had cash and cash equivalents available of $451,000 and working capital deficiency of $2,545,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
Management believes that in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least July 31, 2007 and that the Company will need to obtain additional equity or debt financing to sustain its operations.
As further explained in Note 4, the Company had entered into an agreement with an investment partnership, Cornell Capital Partners, L.P. (“Cornell Capital”), pursuant to which it had, in effect, “put” options whereby, subject to certain conditions, it was able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase obligation under this equity line was $10,000,000. This equity line was due to expire in August 2006. As of July 31, 2006, the Company had received gross proceeds of $4,035,000 from the exercise of “put” options. As explained in Note 4, on January 25, 2005, the Company entered into a Promissory Note agreement with the investment partnership pursuant to which the Company agreed to borrow $2,000,000 from the investment partnership. The $2,000,000 loan was funded on February 2, 2005. Pursuant to the Promissory Note, the Company had deposited 35 put notices under the above agreement for puts in the amount of $60,000 each and one in the amount of $181,017 into escrow. All put notices have been returned to the Company.
In addition, as described in Note 4, on May 25, 2006, the Company terminated the Equity Line Agreement with Cornell Capital, converted $250,000 of the principal of its $2,000,000 Promissory Note payable to Cornell Capital into 1,250,000 shares of the Company’s common stock which were issued on such date and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the Promissory Note into a secured convertible debenture in the principal amount of $1,900,000 bearing interest at 10% per year. The Company also issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,000,000 after fees and costs.
Management believes that the Company will be able to obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least July 31, 2007. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.
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
Impairment of long-lived assets subject to amortization:
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses on long-lived assets subject to amortization, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.
Goodwill:
The Company periodically reviews the carrying value of intangible assets not subject to amortization, comprised of goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized identifiable intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
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
Stock-based compensation:
The Company has accounted for stock options, common stock and other similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Accordingly, the Company estimates the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets criteria set forth in SFAS 123 and common stock using its market value. It records such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are amortized to expense over the vesting period.
In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as the consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus for the Financial Accounting Standards Board’s Emerging Issues Task Force (the “EITF”) Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.
On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions, including all stock options granted to employees, be recognized in the financial statements based on the fair values of such payments amortized over the service period. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for the Company beginning with fiscal year 2007. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2007. Management is assessing the impact of this revised standard. Although the Company is already using a fair value-based method to account for all share based payments, the adoption of the revised standard may materially impact the Company’s consolidated results of operations in the first quarter of fiscal year 2007 and thereafter.
Net earnings (loss) per share:
The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method had been applied to the proceeds from their exercise.
As of July 31, 2006, there were stock options and warrants outstanding for the purchase of a total of 1,420,000 and 12,000,000 shares of common stock, respectively (see Note 4). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in the years ended July 31, 2006 and 2005 and the assumed effects of the exercise of the Company’s stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.
The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including an embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.
Bifurcated embedded derivatives and freestanding warrants and options accounted for as derivative instrument liabilities are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments to be accounted for as derivative liabilities. The remaining proceeds, if any, are then allocated to the convertible instruments themselves. This usually results in those convertible instruments being recorded at a discount from their face amount to reflect beneficial conversion prices that are, effectively, below market value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method. Since the conversion of the secured convertible debentures issued by the Company during the year ended July 31, 2006 could be at a discount from the market price and, accordingly, could result in the issuance of an indeterminable number of common shares, the Company determined that it will be prohibited from concluding that it will have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability. Accordingly, subsequent changes in the fair value of such options and warrants at the end of each reporting period will be recorded as charges or credits to the Company’s results of operations.
Other Recently Issued Accounting Standards:
In addition to SFAS 123R, the EITF and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants have issued certain accounting pronouncements as of July 31, 2006 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.
Note 3 — Income taxes:
As of July 31, 2006, the Company had net operating loss carryforwards of approximately $31,998,000 available to reduce future Federal taxable income which will expire from 2019 through 2026. As of July 31, 2006, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$8,000
Unearned compensation	54,000
Net operating loss carryforwards	12,165,000

12,227,000
Less valuation allowance	(12,227,000)

Total	$—

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2006.
The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance as of July 31, 2005 and 2004 of approximately $11,843,000 and $12,372,000. As a result of the changes in the valuation allowance of $384,000 and $(529,000) during the years ended July 31, 2006 and 2005, respectively, which were attributable to the net loss incurred during each of those years net of the effects of the expiration and cancellation of options and warrants that had not been exercised during the year ended July 31, 2005, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.
Note 4 — Equity and debt financing agreements with Cornell Capital Partners, L.P.:
On April 9, 2002, the Company entered into an equity line purchase agreement (the “Equity Line “) with Cornell Capital pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was 95% of the lowest closing bid price of the Company’s common stock over a specified number of trading days commencing on specified dates. Cornell Capital was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of May 25, 2006, the date the Equity Line was effectively cancelled, and July 31, 2005, $4,035,000 of the Company’s Equity Line with Cornell Capital had been utilized.
The timing and amount of the required purchases were to be at the Company’s discretion subject to certain conditions including (i) a maximum purchase obligation to be paid by Cornell Capital for each put of $500,000; (ii) at least five trading days must have elapsed before the Company could deliver a new put notice to Cornell Capital; (iii) the registration statement covering the shares issuable to Cornell Capital pursuant to the equity line had to remain effective at all times and (iv) on any given closing date, there had to be at least one bid for the common stock on the Nasdaq OTC Bulletin Board.
During the years ended July 31, 2006 and 2005, no put options were exercised.

On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which was being amortized over the original term of the loan. The unamortized debt discount was $72,851 as of July 31, 2005 and $31,674 as of May 25, 2006 when the promissory note was converted into common stock and a secured convertible debenture. The face amount of the promissory note and interest on the amount from time to time outstanding at a rate of 12% per year was originally payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days, subsequently extended to 753 calendar days, of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.
Pursuant to the promissory note, the Company agreed to deposit in escrow 35 put notices under the Equity Line Agreement in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the promissory note, as amended on August 5, 2005, the put notices were to have been held in escrow and released every 14 days commencing November 4, 2005.
All put notices were returned to the Company on May 25, 2006, when the Company terminated its Equity Line with Cornell Capital, converted $250,000 of the principal of its $2,000,000 promissory note payable to Cornell Capital into 1,250,000 shares of the Company’s common stock which were issued on such date for which the fair value was $400,000, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. As the cash flows of the new debenture are substantially different from those of the promissory note, the restructuring qualified as an extinguishment for financial accounting purposes. Accordingly, the Company recorded a loss on extinguishment of $77,373 during the year ended July 31, 2006 (representing the fair value of the shares in excess of the principal converted plus $31,674 of debt discount written off less $104,301 of accrued interest forgiven). In addition, the Company issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,025,000 after fees and costs of $225,000 paid to Cornell Capital which were recorded as part of the debt discount on the debentures. All of the secured convertible debentures bear interest at the rate of 10% per year and mature three years after issuance. They are convertible through maturity into shares of the Company’s common stock as described below.
The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, JAG Media LLC, security agreements executed by the Company and its subsidiary granting Cornell Capital a security interest in all their respective assets. The Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days and other conditions have been met. At such time, the security interest will automatically terminate provided the Company’s common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. While a registration statement has been effective and the common stock is trading at a price above $0.08 per share, the security interest has not terminated as of July 31, 2006 or as of February 22, 2007 because the common stock is not trading on the OTC Bulletin Board,
Cornell Capital has the right to convert the debentures, at its sole option, into shares of the Company’s common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of the Company’s common stock during the 30 trading days prior to the conversion date.
If the Company issues shares of common stock or common stock equivalents, such as rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock entitling any person to acquire shares of common stock at a price per share that is less than the then fixed conversion price then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under the Company’s 1999 Long-Term Incentive Plan (see Note 6). The fixed conversion price of the debentures is also subject to adjustment in connection with certain corporate transactions.
In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to Cornell Capital to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share as set forth in Note 6.
The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.
Since the conversion of the secured convertible debentures could result in the issuance of an indeterminable number of common shares since they are convertible at a discount from the market price, the Company determined that based on the guidance in the consensus for EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company will be prohibited from concluding that it will have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability as explained below. Subsequent changes in the fair value of such options and warrants at the end of each reporting period will be recorded as charges or credits to the Company’s results of operations.
As of May 25, 2006, the warrants for the purchase of 12,000,000 shares were valued at $3,820,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.35722, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.32 when issued. Accordingly, the Company recorded an additional debt discount of $2,025,000 to offset the net cash proceeds received from Cornell Capital for the debentures and a finance charge to operations of $1,795,000 to reflect the excess of fair market value of the warrants over the debt proceeds. As of July 31, 2006, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.38441, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.23 when valued. This resulted in a decrease in the carrying value of the derivative liability to approximately $2,744,000 and the recognition of an unrealized gain on derivative liability of $1,076,000.
As explained above, EITF 00-19 required the Company to record the fair value of the warrants issued in connection with the debentures at their gross value of approximately $3,820,000 and fully offset the net proceeds received with an equivalent amount of debt discount. As a result, there was no amount allocable to the net carrying value of the convertible debentures upon issuance on May 25, 2006 although they could have been converted as of that date into 6,756,757 shares of common stock with an aggregate fair value of approximately $2,252,000. This amount represents a beneficial conversion feature that could not be recorded in the consolidated financial statements since it would have resulted in the recording of an aggregate debt discount that would have exceeded the net proceeds from the issuance of the debentures which is prohibited by EITF 00-19.
The issuance of the warrants to Cornell Capital also caused the Company to reclassify the fair value of 200,000 options issued to a consultant from stockholders’ equity to the derivative liability. As of May 25, 2006, the warrants were valued at approximately $64,000 using the Black-Scholes option pricing model. As of July 31, 2006, the fair value of the warrants was recalculated which resulted in a decrease in the carrying value of the derivative liability to approximately $46,000 and the recognition of an unrealized gain on derivative liability of $18,000.
As of July 31, 2006, the debentures had a net carrying value of approximately $2,027,000, reflecting the outstanding principal balance due of $4,075,000 reduced by debt discounts aggregating $2,048,000 after amortization.
During the year ended July 31, 2006, Cornell Capital converted debentures in the principal amount of $75,000 into 404,955 shares of the Company’s common stock. As of the dates of conversion, the conversion price was at a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of the Company’s common stock during the 30 trading days prior to the conversion date and the Company recorded a loss on conversion of approximately $75,000.
Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all other obligations of the Company under the promissory note, would become immediately due and payable without any action on the part of Cornell Capital.
Note 5 – Acquisition:
On November 24, 2004, the Company entered into a Business Sale Agreement (the “Sale Agreement”) with TComm Limited, a company organized in the United Kingdom (“Seller”), and Pixaya (UK) Limited (“Pixaya”) (formerly known as TComm (UK) Limited), a company newly organized in the United Kingdom and a wholly-owned subsidiary of the Company. The Company entered into the transaction to access the seller’s development stage software, which the Company believed offered a new platform for delivery of the Company’s services as well as being valuable in its own right.
The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, Pixaya purchased the Seller’s software development business, which is focused on streaming video solutions and all of its assets related to that business. The business acquired had not generated any significant revenue as of the date of the acquisition or through July 31, 2006.
The acquired product lines the Company intended to continue to develop included: (1) Pixaya Mobile (previously known as TComm TV), which delivers on-demand video/audio clips to various java-based and Symbian-based mobile phones and (2) SurvayaCam (previously known as CCMTV), which is currently under development and will consist of software programs (and related hardware) intended to enable field personnel to send real-time video streams from the field to a central point where they can be viewed by one or more persons. Because the acquired product lines are still under development, it is difficult for the Company to estimate the amount of resources that will be required to complete the development of these product lines. During the year ended July 31, 2006, the Company discontinued development of Pixaya Mobile.
The purchase price paid to TComm Limited consisted of (i) 250,000 shares of the Company’s common stock, having a value based on the closing price of the Company’s common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,000 in cash. The purchase price was allocated to the fair value of assets and goodwill as follows:

Equipment	$11,000

Other Assets	100

Goodwill	50,400

Total	$61,500

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
Pixaya had no revenues from its inception in November 2004 through July 31, 2006.
Unaudited pro forma results of operations for year ended July 31, 2005 assuming the Company had acquired the business and the related assets from the Seller as of the beginning of that year has not been presented because such information would not differ materially from the historical results of operations for such period.
Note 6 – Other issuances of common stock and stock options:
Authorized shares:
On April 26, 2006, the Company’s articles of incorporation were amended to increase the total number of common shares authorized for issuance from 250,000,000 shares to 500,000,000 shares of common stock, par value $0.00001 per share. As a result, the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 200,000,000 shares to 550,440,000 shares with a par value of $.00001 per share, of which 50,000,000 shares are authorized for issuance as preferred stock, 500,000,000 shares are authorized for issuance as common stock, 400,000 shares are authorized for issuance as Series 2 Class B common stock and 40,000 shares are authorized for issuance as Series 3 Class B common stock.
The shares of Series 2 and Series 3 Class B common stock will be nonvoting, have dividend and liquidation rights equal to the Class A common stock, and be redeemable. Redemption by the Company shall be mandatory within six months (or as soon thereafter as permitted by law) following final resolution of any successor lawsuit brought by the Company relating to the subject matter of the Company’s now dismissed lawsuit against certain brokerage firms (JAG Media Holdings, Inc v. A.G. Edwards & Sons, et al.) in U.S. District Court for the Southern District of Texas, which date shall be determined by the board of directors. The redemption price per share of the Series 2 Class B common stock will be the greater of (i) the par value of each share or (ii) the amount obtained by dividing (a) 90% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount by (b) the total number of shares of Series 2 Class B common stock outstanding. The redemption price per share of the Series 3 Class B common stock will be the greater of (i) the par value of each share or (ii) .0025% of 10% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount.
Since the value of the Series 2 and Series 3 Class B common stock is contingent upon the outcome of a pending or successor litigation, the Company recorded the shares of Series 2 and Series 3 Class B common stock that were originally issuable during the year ended July 31, 2003 at their total par value of $4.20. Since the Company will be required to distribute substantially all of the proceeds of the pending litigation to the holders of Series 2 and Series 3 Class B common stock, the Company has classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders’ equity in the accompanying July 31, 2006 consolidated balance sheet pursuant to the rules and regulations of the Securities and Exchange Commission and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
Issuance of common stock:
As further explained in Note 4, during the year ended July 31, 2006, the Company terminated its Equity Line Agreement with Cornell Capital and converted $250,000 of the principal of its $2,000,000 Promissory Note payable to Cornell Capital into 1,250,000 shares of the Company’s common stock.
During the year ended July 31, 2006, Cornell Capital converted $75,000 of the principal balance of the debentures discussed in Note 4 into 404,955 shares of the Company’s common stock.
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

On November 2004, the Company issued 250,000 shares of common stock in connection with the acquisition of TComm Limited (see Note 5).
Cancellation of common stock and stock options:
During the Company’s fiscal quarter ended January 31, 2006, the Company received the following from a stockholder: (i) instructions for the cancellation of an outstanding option to acquire 1,000,000 shares of the Company’s common stock; (ii) stock certificates and a stock power transferring back to the Company 3,506,248 shares of common stock; and (iii) a stock power to transfer back to the Company 7,981 shares of Series B common stock, all of which shares were cancelled by the Company resulting in an increase in additional paid-in capital and a decrease in the par value of common stock of $35. The Company paid no consideration for the return of such shares or cancellation of the option.
Stock options:
The Company has issued, from time to time, stock options for the purchase of common stock to employees as compensation and to nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2, the Company recognizes the cost of such issuances based on the fair value of the options and other equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of SFAS 123. Accordingly, the cost may be initially charged directly to expense or to unearned compensation and subsequently amortized to expense.
The cost of the options is determined based on their aggregate estimated fair values at the respective dates of issuance using the Black-Scholes option pricing model.
During the year ended July 31, 2005, the fair value was determined by assuming a risk free interest rate of 4.5% annually, no dividend payments, annual volatility ranging from 1.57 to 1.71, expected life of five years, exercise prices ranging from $0.50 to $1.00 per share and stock prices when issued of $0.20 and $0.25 per share.
During the year ended July 31, 2006, the fair value was determined by assuming a risk free interest rate of 6.0% annually, no dividend payments, annual volatility ranging from 2.71 to 2.79, expected life of five years, an exercise price of $0.02 per share and stock prices when issued of $0.12 to $0.13 per share.
The following table reconciles the number of shares of common stock subject to options that were outstanding at August 1, 2004 as a result of issuances of those options to employees and nonemployees as compensation for services to the number outstanding at July 31, 2006 and sets forth other related information:

	Number of Shares	Range of
	Common Stock	Exercise Prices
Options outstanding, August 1, 2004	3,585,000	$.02-$6.00
Options issued (A)	260,000	$.50-$1.00
Options cancelled	(1,335,000)	$.15-$6.00

Options outstanding, July 31, 2005	2,510,000	$.02-$3.50

Options issued (B)	450,000	$.02-$1.00
Options canceled	(1,540,000)	$.02-$3.50

Options outstanding, July 31, 2006 (C) (D)	1,420,000	$.02-$1.00

(A)	During 2005, the Company granted options to purchase 260,000 shares of common stock to employees of Pixaya (see Note 5). These options had per share exercise prices ranging from $.50 to $1.00, will expire in March 2015 and had an aggregate fair value of $51,200.

(B)	During 2006, the Company granted options to purchase 450,000 shares of common stock to employees and consultants. These options had per share exercise prices ranging from $.02 to $1.00, will expire at various dates from August 2011 through September 2015 and had an aggregate fair value of $56,000.

(C)	Includes options for the purchase of 1,420,000 shares of, effectively, common stock granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, effectively, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the date of grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.

(D)	These options will expire at various dates from August 2011 through September 2015.
The following table summarizes information about the number of shares of common stock subject to options that were outstanding at July 31, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted
		Average Years	Average
	Number	of Remaining	Exercise		Weighted Average
Exercise Prices	Outstanding	Contractual Life	Price	Number Exercisable	Exercise Price
$.02	1,200,000	6.59	$.02	1,200,000	$.02
.50	110,000	8.32	.50	110,000	.50
.75	55,000	8.32	.75	0	0
1.00	55,000	8.32	1.00	0	0

$.02-$1.00	1,420,000	6.86	$.02-$1.00	1,310,000	.60

Unearned compensation is being amortized to expense on a straight-line basis over the period in which the related services are rendered (such period is limited to the initial term of any related employment or consulting agreement). A total of $61,576 and $35,018 was amortized during 2006 and 2005, respectively. The unamortized balance of $34,871 and $40,447 has been reflected as a reduction of stockholders’ equity as of July 31, 2006 and 2005, respectively
Warrants issued:
During 2006, the Company issued warrants to purchase 12,000,000 shares of common stock in connection with debt financing (see Note 4) to Cornell Capital. These warrants had per share exercise prices ranging from $0.40 to $0.80, will expire in May 2011 and had an aggregate fair value of approximately $3,834,000.
The following table summarizes information about the number of shares of common stock subject to warrants that were outstanding at July 31, 2006:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted
		Average Years	Average
	Number	of Remaining	Exercise		Weighted Average
Exercise Prices	Outstanding	Contractual Life	Price	Number Exercisable	Exercise Price
$.40	2,000,000	4.82	$.40	2,000,000	$.40
.50	2,000,000	4.82	.50	2,000,000	.50
.60	2,000,000	4.82	.60	2,000,000	.60
.70	3,000,000	4.82	.70	3,000,000	.70
.80	3,000,000	4.82	.80	3,000,000	.80

$.40-$.80	12,000,000	4.82	$.40-$.80	12,000,000	.63

Note 8 — Employee benefit plans:

The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company’s contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2006 and 2005.
Note 9 — Commitments and contingencies:
Concentrations of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. From time to time the Company’s cash account balances exceed the Federal insurance limit of $100,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2006.
In addition, the Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Employment agreements:
In connection with the Sale Agreement, Pixaya entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by the Seller. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, the Company’s obligations for cash payments under the employment agreements subsequent to July 31, 2006 are, as follows:

Year ending	Amount
July 31, 2007	$160,000
July 31, 2008	53,000

Total	$213,000

Leases:
During 2006 and 2005, the Company had been leasing office space under month-to-month leases and noncancelable leases. Rent expense under all such leases, which were classified as operating leases, totaled approximately $29,000 and $15,000 for 2006 and 2005, respectively. As of July 31, 2006, the Company was not subject to any significant noncancelable office leases.
Litigation:
The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.
Bay Point Investment Partners, LLC had threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim related to its purchase of shares of the Company’s stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleged, among other things, various disclosure failings as well as the Company’s failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. In May 2006, the Company settled its dispute with Bay Point by the payment of $250,000 for which it has received releases from Bay Point and other claimants. The cost of the settlement has been included in results of operations for the year ended July 31, 2006.
Note 10 — Fair value of financial instruments:
The Company’s material financial instruments at July 31, 2006 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, and the loan payable to Cornell Capital. In the opinion of management, the financial instruments other than the loan payable were carried at values that approximated their fair values at July 31, 2006 because of their liquidity and/or their short-term maturities.
Note 11 – Cryptometrics merger:

As explained in Note 1, the Company entered into the Merger Agreement on December 27, 2006, as amended on January 24, 2007, with, among others, Cryptometrics, pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the outstanding shares of the Company’s common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics are being registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.
At the closing of the proposed transaction, the Company’s current directors would resign as directors of the Company and would also resign as officers and executives of the Company. The Company’s board of directors would be replaced with designees of Cryptometrics.
Until the Company and Cryptometrics agree otherwise, the Merger Agreement, notwithstanding approval by the Cryptometrics’ stockholders may be cancelled with or without any reason at any time by either of them with no liability.
In addition, the proposed transaction is still subject to various conditions being satisfied prior to closing, including, among others, (i) the representations and warranties of the parties being true and correct, (ii) the Company’s common stock having been authorized for trading on the OTC Bulletin Board or the OTC Pink Sheets, on the Nasdaq Capital Market, and (iii) the Company’s indebtedness not exceeding $4,350,000.
There is no assurance that the Company or Cryptometrics will not cancel the Merger Agreement, that the conditions of the proposed transaction will be fulfilled and that the proposed transaction between the Company and Cryptometrics will be consummated.
On January 26, 2007, the agreements related to the secured convertible debentures and the warrants issued to Cornell Capital were amended. As a result, on the date the proposed merger between the Company and Cryptometrics closes and becomes effective, (i) Cryptometrics would assume all of the rights and obligations under those amended agreements on behalf of the post-merger, combined company, and (ii) the secured convertible debentures would become convertible at a discount of 5% to the lowest volume weighted average price of the Company’s common stock during the 30 trading days prior to the conversion date and the warrants issued to Cornell Capital would become convertible at a discount of 12% to the average of the volume weighted average price of the Company's common stock during the 30 trading days prior to the exercise date.
Note 12 – Subsequent conversions of debentures:
During the period from August 1, 2006 to February 22, 2007, Cornell Capital converted a secured convertible debenture in the principal amount of $555,000 into 4,432,111 shares of common stock of the Company.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAG MEDIA HOLDINGS, INC.
By:	/s/ Thomas J. Mazzarisi
Thomas J. Mazzarisi
Chairman of the Board and Chief Executive Officer

Dated: March 2, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Thomas J. Mazzarisi	Chairman of the Board, Chief	March 2, 2007
Thomas J. Mazzarisi	Executive Officer and General Counsel (Principal Executive Officer)

/s/ Stephen J. Schoepfer	President, Chief Operating	March 2, 2007
Stephen J. Schoepfer	Officer, Chief Financial Officer, Secretary and Director
(Principal Financial and
Accounting Officer)