Form 10QSB
period 2006-10-31
JAG MEDIA HOLDINGS INC
filed 2007-03-08
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2006.

☐	Transition report under Section 13 or 15(d) of the Exchange Act
for the transition period from                      to                     .
Commission file number 000-28761
JAG MEDIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0380546 (I.R.S. Employer Identification No.)
6865 SW 18th Street
Suite B-13
Boca Raton, Florida 33433
(Address of Principal Executive Offices)
(866) 300-7410
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
As of February 14, 2007, the Registrant had 47,481,898 shares of Common Stock, 392,658 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1:	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet at	2
	October 31, 2006 (Unaudited)

	Condensed Consolidated Statement of Operations	3
	Three Months Ended October 31, 2006 and 2005 (unaudited)

	Condensed Consolidated Statement of Changes in Stockholders’ Deficiency	4

	Three Months Ended October 31, 2006 (unaudited)

	Condensed Consolidated Statements of Cash Flows Three Months Ended October 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6/11

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS	12/17

ITEM 3:	CONTROLS AND PROCEDURES	17

PART II	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS	18

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4:	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	18

ITEM 5:	OTHER INFORMATION	18

ITEM 6:	EXHIBITS	18

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AT OCTOBER 31, 2006 AND 2005
(UNAUDITED)

Assets
Current assets:
Cash and cash equivalents	$35,501
Accounts receivable, net of allowance for doubtful accounts of $7,500	20,960
Other current assets	138,748

Total current assets	195,209

Equipment, net of accumulated depreciation of $127,798	83,214

Total	$278,423

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$236,987
Deferred revenues	19,444
Derivative liability	2,466,660

Total current liabilities	2,723,091

Convertible debentures payable, net of unamortized debt discount of $1,678,813	2,196,187

Total liabilities	4,919,278

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,014 shares issued and outstanding	4

40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—

4

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 44,579,589 shares issued and outstanding	446
Additional paid-in capital	44,383,563
Accumulated deficit	(49,024,868)

Total stockholders’ deficiency	(4,640,859)

Total	$278,423

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenues	$43,331	$40,023

Operating expenses:
Cost of revenues	24,650	25,873
Selling expenses	24,262	9,869
General and administrative expenses	239,689	526,167

Totals	288,601	561,909

Loss from operations	(245,270)	(521,886)

Other income (expense):
Gain on change in value of derivative liability	359,090	—
Interest income	77	1,702
Interest expense	(468,249)	(74,370)

Net loss	$(354,352)	$(594,554)

Basic net loss per share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	43,972,608	44,747,799

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
THREE MONTHS ENDED OCTOBER 31, 2006
(UNAUDITED)

	Common Stock		Additional
	Number of		Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, August 1, 2006	42,896,506	$429	$44,209,217	$(34,870)	$(48,670,516)	$(4,495,740)

Amortization of unearned compensation			9,233			9,233

Reclassification of deferred compensation upon adoption of SFAS 123R			(34,870)	34,870		—

Shares issued on conversion of convertible debentures	1,683,083	17	199,983			200,000

Net loss					(354,352)	(354,352)

Balance, October 31, 2006	44,579,589	$446	$44,383,563	$—	$(49,024,868)	$(4,640,859)

See notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Operating activities:
Net loss	$(354,352)	$(594,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,018	5,247
Amortization of unearned compensation	9,233	11,433
Gain on change in value of derivative liability	(359,090)	—
Amortization of debt discount	369,098	13,877
Amortization of other assets	—	6,937
Changes in operating assets and liabilities:
Accounts receivable	(5,380)	(6,009)
Other current assets	(67,096)	13,589
Accounts payable and accrued expenses	2,001	229,781
Deferred revenues	(3,004)	3,796

Net cash used in operating activities	(399,572)	(315,903)

Investing activities:
Equipment purchases	(15,545)	(12,171)

Net decrease in cash and cash equivalents	(415,117)	(328,074)
Cash and cash equivalents, beginning of period	450,618	660,865

Cash and cash equivalents, end of period	$35,501	$332,791

Supplemental disclosure of noncash financing activities:

Noncash effect of convertible debentures converted to common stock	$200,000

Fair value of fully—vested stock options issued to non-employee	$36,000

See Notes to Condensed Consolidated Financial Statements.

Note 1 — Basis of presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. (“JAG Media”) and its subsidiaries as of October 31, 2006, their results of operations and cash flows for the three months ended October 31, 2006 and 2005 and their changes in stockholders’ deficiency for the three months ended October 31, 2006. JAG Media and its subsidiaries are referred to together herein as the “Company.” Pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2006 and for the years ended July 31, 2006 and 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-KSB (the “10-KSB”) for the year ended July 31, 2006 that was previously filed with the SEC.
The results of the Company’s operations for the three months ended October 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2007.
As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generates revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site. As a result of an acquisition on November 24, 2004 (see Note 5 to the Audited Financial Statements), the Company is also in the business of developing software focused on streaming video solutions.
The Company is actively pursuing potential mergers. As further discussed in Note 11 to the Audited Financial Statements, on December 27, 2005, the Company entered into an agreement and plan of merger that was amended on January 24, 2007 and February 26, 2007, (the “Merger Agreement”) with, among others, Cryptometrics, Inc., a Delaware corporation (“Cryptometrics”), pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the outstanding shares of the Company’s common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $43,000 and it incurred net losses of approximately $354,000 and negative cash flows from operating activities of approximately $400,000 for the three months ended October 31, 2006. In addition, as of October 31, 2006, the Company only had cash and cash equivalents available of approximately $36,000 and it had working capital deficiency of $2,528,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 1 — Basis of presentation (continued):
Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least October 31, 2007 and that the Company will need to obtain additional equity or debt financing to sustain its operations .
As further explained in Note 4 herein, the Company had entered into an agreement with an investment partnership, Cornell Capital Partners, L.P. (“Cornell Capital”), pursuant to which it had, in effect, “put” options whereby, subject to certain conditions, it was able to require the investment partnership to purchase shares of its common stock from time to time at prices based on the market value of its shares. The maximum aggregate purchase price under this equity line was $10,000,000. This equity line was due to expire in August 2006. As explained in Note 4 herein, on January 25, 2005, the Company entered into a Promissory Note agreement with Cornell Capital pursuant to which the Company agreed to borrow $2,000,000 from Cornell Capital. The $2,000,000 loan was funded on February 2, 2005. Pursuant to the Promissory Note, the Company had deposited 35 put notices under the above agreement for puts in the amount of $60,000 each and one in the amount of $181,017 into escrow. All put notices have been returned to the Company.
In addition, as described in Note 4 herein, on May 25, 2006, the Company terminated the Equity Line Agreement with Cornell Capital, converted $250,000 of the principal of its $2,000,000 Promissory Note payable to Cornell Capital into 1,250,000 shares of the Company’s common stock which were issued on such date and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the Promissory Note into a secured convertible debenture in the principal amount of $1,900,000 bearing interest at 10% per year and maturing three years from the date of issuance. The Company also issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,000,000 after fees and costs. Cornell Capital has converted $75,000, $250,000 and $355,000 of the principal of the secured convertible debentures into 404,955, 1,683,083 and 2,749,028 shares of the Company’s common stock during the year ended July 31, 2006, the three months ended October 31, 2006 and the period from November 1, 2006 to March 2, 2007, respectively.
Management believes that the Company will be able obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least October 31, 2007. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.
The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Net earnings (loss) per share:
The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants and the conversion of outstanding convertible debentures were issued during the period and the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and net income or loss was adjusted for interest on the convertible debentures.
As of October 31, 2006, there were stock options, warrants and convertible debentures outstanding for the purchase of a total of 1,620,000, 12,000,000 and 12,315,271 shares of common stock, respectively (see Notes 4 and 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the three months ended October 31, 2006 and 2005 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.
Note 3 — Income taxes:
As of October 31, 2006, the Company had Federal net operating loss carry forwards of approximately $32,562,000 available to reduce future Federal taxable income which will expire from 2019 through 2026.
As of October 31, 2006, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$7,000
Unearned compensation	72,000
Net operating loss carryforwards	12,356,000

12,435,000
Less valuation allowance	(12,435,000)

Total	$—

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2006.
The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2006. As a result of the changes in valuation allowances of $208,000 and $(370,000) during the three months ended October 31, 2006 and 2005, respectively, which were attributable to the net loss incurred during each of those three months periods net of the effects of the expiration and cancellation of options and warrants that had not been exercised during the three months ended October 31, 2005, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.
Note 4 — Equity and debt financing agreements with Cornell Capital:
As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the “Equity Line”) with Cornell Capital pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was to be 95% of the lowest closing bid price of the Company’s common stock over a specified number of trading days commencing on specified dates. Cornell Capital was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of May 25, 2006, the date the Equity Line was effectively cancelled, and October 31, 2005, $4,035,000 of the Company’s Equity Line with Cornell Capital had been utilized. During the three months ended October 31, 2005, no put options were exercised.
On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which was being amortized over the original term of the loan. The unamortized debt discount was $58,974 as of October 31, 2005 and $31,674 as of May 25, 2006 when a promissory note was converted into common stock and a secured convertible debenture. The face amount of the promissory note and interest on the amount from time to time outstanding at a rate of 12% per year was originally payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days, subsequently extended to 753 calendar days, of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.
Pursuant to the promissory note, the Company had agreed to deposit in escrow 35 put notices under the Equity Line Agreement for puts in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the promissory note as amended on August 5, 2005, the put notices were to have been held in escrow and released every 14 days commencing November 4, 2005.
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
The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, JAG Media LLC, security agreements executed by the Company and its subsidiary granting Cornell Capital a security interest in all their respective assets. The Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days and other conditions have been met. At such time, the security interest will automatically terminate provided the Company’s common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. While a registration statement has been effective and the common stock was trading at a price above $0.08 per share, the security interest had not terminated as of October 31, 2006 because the common stock is not trading on the OTC Bulletin Board.
Cornell Capital has the right to convert the debentures, at its sole option, into shares of the Company’s common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg L.P, of the Company’s common stock during the 30 trading days prior to the conversion date (see Note 7 herein).
If the Company issues shares of common stock or common stock equivalents, such as rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock entitling any person to acquire shares of common stock at a price per share that is less than the then fixed conversion price then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under the Company’s 1999 Long-Term Incentive Plan (as further explained in Note 6 to the Audited Financial Statements). The fixed conversion price of the debentures is also subject to adjustment in connection with certain corporate transactions.
In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to Cornell Capital to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share (see Note 6 to the Audited Financial Statements, and Note 7 herein).The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.
Since the conversion of the secured convertible debentures could result in the issuance of an indeterminable number of common shares because they are convertible at a discount from the market price, the Company determined that based on the guidance in the consensus for EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company will be prohibited from concluding that it will have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability as explained below. Subsequent changes in the fair value of such options and warrants at the end of each reporting period will be recorded as charges or credits to the Company’s results of operations.
As of July 31, 2006, the warrants for the purchase of 12,000,000 shares were valued at $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.38441, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of October 31, 2006, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.43921, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.20 per share when valued. This resulted in a decrease in the carrying value of the derivative liability of the warrants to approximately $2,387,000 and the recognition of an unrealized gain on derivative liability of $357,000 during the three months ended October 31, 2006.
The issuance of convertible debentures and warrants to Cornell Capital also caused the Company to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.40641, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. As of October 31, 2006, the fair value of all options granted to non-employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, the Company recognized a derivative liability of $80,000 for the approximate fair value of non-employee options as of October 31, 2006, and an unrealized gain on derivative liability of $2,000 for the net change in the fair value of options from July 31, 2006 and October 2, 2006 through October 31, 2006.
During the three months ended October 31, 2006, Cornell Capital converted debentures in the principal amount of $200,000 into 1,683,083 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of $369,098 during the three months ended October 31, 2006, including $200,000 which was accreted as a result of the conversion. As of October 31, 2006, the debentures had a net carrying value of approximately $2,196,000, reflecting the remaining outstanding principal balance due of $3,875,000 reduced by remaining unamortized debt discounts aggregating $1,679,000.

Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all other obligations of the Company under the promissory note, would become immediately due and payable without any action on the part of Cornell Capital.
Note 5 — Stock options:
As explained in Note 6 to the Audited Financial Statements, the Company has issued, from time to time, stock options for the purchase of common stock to employees as compensation and to non-employees, including investment analysts and commentators and other consultants that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services.
As of October 31, 2006, the Company has options outstanding for the purchase of 1,620,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two an one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.
As explained in Note 2 to the Audited Financial Statements, through July 31, 2006 the Company recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using its market value. It has been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are being amortized to expense over the vesting period. As required, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the methods used by the Company to value and account for its options or its financial position and results of operations. In accordance with SFAS No. 123(R), the Company reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid-in capital as of the date of adoption. There was no charge to operations
As of October 31, 2006, the Company has the ability to issue options to purchase an additional 4,380,000 shares of common stock under the Incentive Plan.
The table below summarizes the stock option activity pursuant to our Incentive Plan for the three months ended October 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding at beginning of period	1,420,000	$0.12
Granted	200,000	0.05
Exercised	—
Canceled	—

Options outstanding at end of period	1,620,000	$0.11	6.40	$246,000

Options exercisable at end of period	1,565,000	$0.08	6.34	$246,000
Expected volatilities are based on historical volatility of our stock. We have adopted the guidance of the SEC’s Staff Accounting Bulletin No. 107 that notes if share options have “plain vanilla” characteristics, a simplified method of estimating the expected life of the option may be employed temporarily. The simplified method utilizes the average of the vested term and the original contract term. Our short term historical experience with exercise and post-vesting employment termination behavior supports this method for determining the option’s expected life. When sufficient historical experience has been obtained, we will use such experience for future estimations of the expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity corresponding to the options expected life.
The fair value of each option granted by the Company in the three months ended October 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
October 31, 2006
Risk-free interest rate	6.00%
Dividend yield	0%
Expected life	5 years
Expected volatility factor	340.64%
As of October 31, 2006, approximately $59,000 of expense related to such options has yet to be recognized.
Note 6 — Litigation:
The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.
Note 7 — Cryptometrics merger:
As explained in Notes 1 and 11 to the Audited Financial Statements, the Company entered into a Merger Agreement on December 27, 2006 as amended January 24 and February 26, 2007, with, among others, Cryptometrics pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the outstanding shares of the Company’s common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics are being registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.
At the closing of the proposed transaction, the Company’s current directors would resign as directors of the Company and would also resign as officers and executives of the Company. The Company’s board of directors would be replace with designees of Cryptometrics.
Until the Company and Cryptometrics agree otherwise, the Merger Agreement, notwithstanding approval by the Cryptometric’s stockholders may be cancelled with or without any reason at any time by either of them with no liability.
In addition the proposed transaction is still subject to various conditions being satisfied prior to closing, including, among others, (i) the representations and warranties of the parties being true and correct, (ii) the Company’s common stock having been authorized for trading on the OTC Bulletin Board or the OTC Pink Sheets, on the Nasdaq Capital Market, and (iii) the Company’s indebtedness not exceeding $4,350,000.
There is no assurance that the Company or Cryptometrics will not cancel the Merger Agreement, that the conditions of the proposed transaction will be fulfilled and that the proposed transaction between the Company and Cryptometrics will be consummated.
On January 26, 2007, the secured convertible debentures and warrants issued to Cornell Capital were amended. As a result, on that date the proposed merger between the Company and Cryptometrics closes and becomes effective, (i) Cryptometrics will assume all of the rights and obligations under those amended agreements on behalf of the post-merger, combined company, and (ii) the secured convertible debentures would become convertible at a discount of 5% to the lowest volume weighted average price of the Company’s common stock during the 30 trading days prior to the conversion date and the warrants issued to Cornell Capital would become convertible at a discount of 12% to the average of the volume weighted average price of the Company’s common stock during the 30 trading days prior to the exercise date.
As of October 31, 2006, prepaid expenses and other current assets includes a receivable of approximately $59,000 from Cryptometrics attributable to expenses incurred by the Company on behalf of Cryptometrics for which payment was received in January 2007.
Note 8 — Subsequent conversions of debentures:
During the period from November 1, 2006 to March 2, 2007, Cornell Capital converted secured convertible debentures in the principal amount of $355,000 into 2,749,028 shares of common stock of the Company.

Item 2. Management’s Discussion and Analysis.
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
Through July 31, 2006 we recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, we had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using its market value. We have been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are being amortized to expense over the vesting period. As required, effective August 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the methods used by us to value and account for our options or our financial position and our results of operations. In accordance with SFAS No. 123(R), we reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid in capital as of the date of adoption. There was no charge to operations
The other accounting policies and estimates used as of July 31, 2006, as outlined in our previously filed Form 10-KSB, have been applied consistently for the three months ended October 31, 2006.
Related Party Transactions:
As of October 31, 2006, prepaid expenses and other current assets includes a receivable of approximately $59,000 from Cryptometrics attributable to expenses incurred by us on behalf of Cryptometrics for which payment was received in January 2007.
Off-Balance Sheet arrangements:
We are not party to any off balance sheet arrangements
Results of operations:
Three months ended October 31, 2006 as compared to three months ended October 31, 2005.

	Three Months Ended October 31,
	2006	2005	$ Change

Revenues	$43,331	$40,023	$3,308

Operating expenses:
Cost of revenues	24,650	25,873	(1,223)
Selling expenses	24,262	9,869	14,393
General and administrative expenses	239,689	526,167	(286,478)

Totals	288,601	561,909	(273,308)

Loss from operations	(245,270)	(521,886)	276,616

Other income (expense):
Gain on change in value of derivative liability	359,090	—	359,090
Interest income	77	1,702	(1,625)
Interest expense	(468,249)	(74,370)	(393,879)

Net loss	$(354,352)	$(594,554)	$240,202

Revenues:
Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues are essentially unchanged for the three months ended October 31, 2006 versus the three months ended October 31, 2005.
Cost of revenues:
Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site.
During the three months ended October 31, 2006, consulting fees were approximately $12,350 as compared to approximately $15,500 for the three months ended October 31, 2005. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $3,250 and $2,200 for the three months ended October 31, 2006 and 2005, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site decreased. During the three months ended October 31, 2006 we recorded approximately $5,800 of expenses for the manufacture of our Survaya Cam, which has been placed in test markets.
Selling expenses:
Selling expenses consist primarily of advertising and other promotional expenses. The increase results primarily from new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees included $2,400 of non-cash amortization of options issued to a consultant for 200,000 shares of common stock with a fair market value of $36,000 in exchange for services during the three months ended October 31, 2006.
General and administrative expenses:
General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to legal and accounting costs associated with a proposed acquisition during the three months ended October 31, 2005 and a temporary suspension of these activities during the three months ended October 31, 2006 due to a lack of funds.
Gain on change in value of derivative liability:
The gain on derivative liability reflects the effect of the decrease in the fair market value of our common stock and the resulting decrease as of October 31, 2006 in the excess of the fair value of the value of the warrants issued in excess of debt proceeds and options issued to non-employees as compensation. As of October 31, 2006, the fair market value of the warrants was approximately $2,387,000 while as of July 31, 2006, the fair market value of those warrants was approximately $2,744,000, resulting in a gain of approximately $357,000 for the quarter. The fair market value of options issued to non-employees at October 31, 2006 was approximately $80,000 while at July 31, 2006 the fair market value of options then outstanding was approximately $46,000 and at October 2, 2006, the fair market value of options issued to a non-employee was approximately $36,000, resulting in a gain of approximately $2,000 for the quarter.
Interest expense:
The increase in interest expense of approximately $394,000 arises from an increase in borrowings under our promissory note and secured convertible debentures payable to Cornell Capital and conversions of principal balances of our convertible debentures into shares of our common stock.
During the three months ended October 31, 2006 interest totaling approximately $468,000 is comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $99,000 was incurred as interest charged at 10% per annum on our convertible debentures.
Interest expense of $369,000 was incurred from the amortization of debt discount related to costs incurred and deducted from the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.
Interest totaling approximately $74,000 during the three months ended October 31, 2005 was comprised of approximately $60,000 of interest charged at 12% per annum on the $2,000,000 promissory note from Cornell Capital that was subsequently converted into common stock and convertible debentures and approximately $14,000 of amortization of debt discount related to costs incurred and deducted from the promissory note.
Liquidity and Capital Resources:
We only generated revenues of approximately $43,000 and we incurred net losses of approximately $354,000 and negative cash flows from operating activities of approximately $400,000 for the three months ended October 31, 2006. In addition, as of October 31, 2006, we only had cash and cash equivalents available of $36,000 and we had a working capital deficiency of $2,528,000. These matters raise substantial doubt about our ability to continue as a going concern.
We believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least October 31, 2007 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.
We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least October 31, 2007. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.
As further explained below, we entered into an agreement with an investment partnership, Cornell Capital, pursuant to which we had, in effect, “put” options whereby, subject to certain conditions, we were able to require Cornell Capital to purchase shares of our common stock from time to time at prices based on the market value of our shares. The maximum aggregate purchase price under this equity line was $10,000,000. The equity line became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it was terminated earlier at our discretion. As of May 25, 2006 the date the equity line was effectively cancelled, and October 31, 2005, we had received gross proceeds of $4,035,000, from the exercise of “put” options. Although the timing and amount of the required purchases under the agreement were at our discretion, the purchases were subject to certain conditions and the ability of Cornell Capital to fund the purchases.
Our cash and cash equivalent position of approximately $36,000 as of October 31, 2006 results primarily from the transactions with Cornell Capital described below.
On April 9, 2002, we entered into an Equity Line Purchase Agreement with Cornell Capital pursuant to which we had, in effect, put options whereby, subject to certain conditions, we could have required Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available to us on August 28, 2002, and would remain available through August 28, 2006 unless it was terminated earlier by us in our sole discretion. The purchase price was 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital was entitled to a cash fee equal to 5% of the gross proceeds received by us from Cornell Capital in connection with each put. As of May 25, 2006, the date the Equity Line was effectively cancelled, $4,035,000 of the Equity Line had been used.
On January 25, 2005, we entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which was being amortized over the original term of the loan. The unamortized debt discount was $58,974 as of October 31, 2005 and $31,674 as of May 31, 2006 when the promissory note was converted into common stock and a secured convertible debenture.
On August 5, 2005, we and Cornell Capital agreed, as permitted under the promissory note, to extend the promissory note for three months the date by which we must pay all amounts due under the promissory note. The face amount of the Promissory Note (as amended) and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Agreement or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.
Pursuant to the promissory note, we agreed to deposit in escrow 35 put notices under the Equity Line Agreement for puts in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the promissory note (as extended), the put notices were to have been held in escrow and be released every 14 days commencing November 4, 2005.
Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all of other obligations of our Company under the promissory note, would become immediately due and payable without any action on the part of Cornell Capital.
All put notices were canceled and returned to us on May 25, 2006, when we terminated the Equity Line Agreement with Cornell Capital, converted $250,000 of principal of our $2,000,000 promissory note payable to Cornell Capital into 1,250,000 shares of our common stock which were issued on such date for which the fair value was $400,000 and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. In addition, we issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided us with net proceeds of approximately $2,025,000 after fees and costs which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bear interest at the rate of 10% per year and mature three years after issuance. They are convertible through maturity into shares of our common stock as provided in the debentures.
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
As of October 31, 2006, the debentures are carried at approximately $2,196,000, reflecting the outstanding principal balance due on notes of $3,875,000 reduced by unamortized debt discounts aggregating approximately $1,679,000.
In connection with the foregoing May 25, 2005 transaction, we issued warrants to Cornell Capital to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share.
The exercise price and number of share issuable to each of the warrants are subject to antidilution provisions.

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
As of July 31, 2006, the warrants for the purchase of 12,000,000 shares of common stock were valued at $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.38441, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of October 31, 2006, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.43921, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.20 per share when valued and resulting in a decrease in the carrying value of the derivative liability to approximately $2,387,000 and an unrealized gain on derivative liability of $357,000 during the three months ended October 31, 2006.
The issuance of convertible debentures and warrants to Cornell Capital also caused us to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.40641, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. As of October 31, 2006, the fair value of all options granted to non-employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, we recognized a derivative liability of $80,000 for the approximate fair value of non-employee options as of October 31, 2006, and an unrealized gain on derivative liability of $2,000 for the net change in the fair value of options from July 31, 2006 and October 2, 2006 through October 31, 2006.
During the three months ended October 31, 2006, Cornell Capital converted debentures in the principal amount of $200,000 into 1,683,083 shares of our common stock. We recorded amortization of debt discount attributable to the debentures of $369,098 during the three months ended October 31, 2006, including $200,000 which was accreted as a result of the conversion. As of October 31, 2006, the debentures had a net carrying value of approximately $2,196,000, reflecting the outstanding principal balance due of $3,875,000 reduced by remaining unamortized debt discounts aggregating $1,679,000.
Seasonality:
We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.
Recent Accounting Pronouncements:
The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of October 31, 2006 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended October 31, 2006 and 2005 or that they will have a significant effect at the time they become effective.
Recent Events:
As of January 24, 2007 and February 26, 2007, we entered into letter agreements with Cornell Capital, Cryptometrics, and Robert Barra and Michael Vitale, the principals of Cryptometrics, pursuant to which the parties principally agreed, among other things, that upon effective date of the merger of Cryptometrics with our newly created subsidiary, (i) the terms of the conversion pricing formula of the secured convertible debentures will be adjusted equal to 95% of the lowest daily Volume Weighted Average Price of our common stock as quoted by Bloomberg, LP during the 30 trading days immediately preceding the date Cornell Capital delivers notice to Cryptometrics that it wishes to convert all or a portion of one or more of the secured convertible debentures, (ii) Warrant No. CCP-1 will be cancelled and Warrant No. CCP-2 and Warrant No. CCP-3 will be amended so that each warrant will be exercisable for 3,000,000 shares, (iii) the exercise dates of warrants will be amended so that the exercise date of Warrant No. CCP-2 will be March 31, 2007, the exercise date of Warrant No. CCP-3 will be June 30, 2007, the exercise date of Warrant No. CCP-4 will be September 30, 2007, and the exercise date of Warrant No. CCP-5 will be December 31, 2007, and (iv) the exercise price of the warrants will equal 88% of the average of the Volume Weighted Average Price of our common stock as quoted by Bloomberg, LP during the 30 trading days immediately prior to the first date upon which the Warrant may be exercised.

Under the terms of the letter agreements, if the Merger becomes effective, JAG Media (and any applicable subsidiary) is to enter into new security agreements, in the same form as the existing ones, which will grant a security interest in the assets of Cryptometrics to secure the obligations under the secured convertible debentures. The security agreements will be released once the required number of shares have been reserved for future issuance upon conversion of such debentures. Cornell Capital has agreed not to convert any of the secured convertible debentures or exercise an of the warrants prior to the closing or termination of our Merger Agreement with Cryptometrics. The letter agreements automatically terminate on April 6, 2007 unless the closing of the Merger Agreement occurs by that date or the parties agree to extend the term of the letter agreements.
Item 3. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures:
As of the end of the fiscal quarter ended October 31, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
(b) Change in Internal Control over Financial Reporting:
There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Sales of Unregistered Securities and Use of Proceeds.
During the fiscal quarter ended October 31, 2006, Cornell Capital Partners LP converted $200,000 of our May 31, 2006 10% Secured Convertible Debenture into an aggregate of 1,683,083 shares of our common stock. These issuances of our shares on conversion of such debenture were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
Cornell Capital Partners LP has to date converted a total of $630,000 of our May 31, 2006 10% Secured Convertible Debenture, not the somewhat greater amount erroneously referenced in Item 5 in our Form 10-KSB for our fiscal year ending July 31, 2006.
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

JAG MEDIA HOLDINGS, INC.
Date: March 7, 2007	By:	/s/ Thomas J. Mazzarisi
		Name:	Thomas J. Mazzarisi
		Title:	Chairman of the Board and Chief Executive Officer

Date: March 7, 2007	By:	/s/ Stephen J. Schoepfer
		Name:	Stephen J. Schoepfer
		Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.