Form 10QSB
period 2007-01-31
JAG MEDIA HOLDINGS INC
filed 2007-03-23
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007.
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

PART I

FINANCIAL INFORMATION

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,617
Accounts receivable, net of allowance for doubtful accounts of $7,500	17,120
Other current assets	61,730

Total current assets	100,467
Equipment, net of accumulated depreciation of $136,988	73,058

Total	$173,525

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$466,229
Deferred revenues	21,520
Derivative liability	4,823,317

Total current liabilities	5,311,066
Convertible debentures payable, net of unamortized debt discount of $1,163,300	2,356,700

Total liabilities	7,667,766

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,741 shares issued and outstanding	4
40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—

4

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued	—
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 47,508,617 shares issued and outstanding	475
Additional paid-in capital	44,807,468
Accumulated deficit	(52,302,188)

Total stockholders’ deficiency	(7,494,245)

Total	$173,525

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

	Six Months Ended		Three Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
	(Unaudited)

Revenues	$101,137	$85,098	$57,806	$45,075

Operating expenses:
Cost of revenues	42,132	44,070	17,482	18,197
Selling expenses	59,816	24,220	35,554	14,351
General and administrative expenses	557,508	1,202,799	317,819	676,632

Totals	659,456	1,271,089	370,855	709,180

Loss from operations	(558,319)	(1,185,991)	(313,049)	(664,105)
Other income (expense):
Loss on change in value of derivative liability	(1,997,567)	—	(2,356,659)
Interest income	95	2,716	20	1,014
Interest expense	(1,075,881)	(148,739)	(607,632)	(74,370)

Net loss	$(3,631,672)	$(1,332,014)	$(3,277,320)	$(737,461)

Basic net loss per share	$(0.08)	$(0.03)	$(.07)	$(.02)

Basic weighted average common shares outstanding	45,198,065	44,018,553	46,423,522	43,289,308

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
SIX MONTHS ENDED JANUARY 31, 2007

	Common Stock		Additional
	Number of		Paid-In	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
	(Unaudited)

Balance, August 1, 2006	42,896,506	$429	$44,209,217	$(34,870)	$(48,670,516)	$(4,495,740)
Amortization of unearned, stock-based compensation			15,967			15,967
Reclassification of deferred compensation upon adoption of SFAS 123R			(34,870)	34,870		—
Effect of issuance of common stock for services	180,000	2	62,198			62,200
Shares issued on conversion of convertible debentures	4,432,111	44	554,956			555,000
Net loss					(3,631,672)	(3,631,672)

Balance, January 31, 2007	47,508,617	$475	$44,807,468	$—	$(52,302,188)	$(7,494,245)

See notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 2007 AND 2006

	2007	2006
	(Unaudited)

Operating activities:
Net loss	$(3,631,672)	$(1,332,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,053	11,160
Amortization of unearned, stock based compensation	15,967	26,451
Loss on change in value of derivative liability	1,997,567	—
Amortization of debt discount	884,611	27,753
Effect of issuance of common stock for services	62,200	—
Amortization of other assets	—	13,875
Changes in operating assets and liabilities:
Accounts receivable	(1,540)	(10,770)
Other current assets	9,479	8,018
Accounts payable and accrued expenses	232,807	675,364
Deferred revenues	(928)	698

Net cash used in operating activities	(413,456)	(579,465)
Investing activities:
Equipment purchases	(15,545)	(12,655)

Net decrease in cash and cash equivalents	(429,001)	(592,120)
Cash and cash equivalents, beginning of period	450,618	660,865

Cash and cash equivalents, end of period	$21,617	$68,745

Supplemental disclosure of noncash financing activities:
Noncash effect of convertible debentures converted to common stock	$555,000

Fair value of fully — vested stock options issued to non-employee	$36,000

See Notes to Condensed Consolidated Financial Statements.

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. (“JAG Media”) and its subsidiaries as of January 31, 2007, their results of operations for the six and three months ended January 31, 2007 and 2006 and cash flows for the six months ended January 31, 2007 and 2006 and their changes in stockholders’ deficiency for the six months ended January 31, 2007. JAG Media and its subsidiaries are referred to together herein as the “Company.” Pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2006 and for the years ended July 31, 2006 and 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-KSB (the “10-KSB”) for the year ended July 31, 2006 that was previously filed with the SEC.

The results of the Company’s operations for the six months ended January 31, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2007.

As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions and other Wall Street professionals and generates revenues by releasing such information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. As a result of an acquisition on November 24, 2004 (see Note 5 to the Audited Financial Statements), the Company is also in the business of developing software focused on streaming video solutions.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $101,000 and it incurred net losses of approximately $3,632,000 and negative cash flows from operating activities of approximately $413,000 for the six months ended January 31, 2007. In addition, as of January 31, 2007, the Company only had cash and cash equivalents available of approximately $22,000 and it had a working capital deficiency of $5,211,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least January 31, 2008 and that the Company will need to obtain additional equity or debt financing to sustain its operations.

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

In addition, as described in Note 4 herein, on May 25, 2006, the Company terminated the Equity Line Agreement with Cornell Capital, converted $250,000 of the principal of its $2,000,000 Promissory Note payable to Cornell Capital into 1,250,000 shares of the Company’s common stock which were issued on such date and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the Promissory Note into a secured convertible debenture in the principal amount of $1,900,000 bearing interest at 10% per year and maturing three years from the date of issuance. The Company also issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,025,000 after fees and costs. Cornell Capital has converted $75,000 and $555,000 of the principal of the secured convertible debentures into 404,955 and 4,432,111 shares of the Company’s common stock during the year ended July 31, 2006 and the six months ended January 31, 2007, respectively. There have been no conversions of secured convertible debentures for the period from February 1, 2007 through March 15, 2007.

Management believes that the Company will be able to obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least January 31, 2008. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

As of January 31, 2007, there were stock options, warrants and convertible debentures outstanding for the purchase of a total of 1,620,000, 12,000,000 and 5,342,959 shares of common stock, respectively (see Notes 4 and 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the six and three months ended January 31, 2007 and 2006 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.

Note 3 — Income taxes:

As of January 31, 2007, the Company had Federal net operating loss carry forwards of approximately $33,474,000 available to reduce future Federal taxable income which will expire from 2019 through 2026.

As of January 31, 2007, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$7,000
Unearned compensation	72,000
Net operating loss carryforwards	12,666,000

12,745,000
Less valuation allowance	(12,745,000)

Total	$—

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2007.

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2006. As a result of the increases in valuation allowances of $518,000 and $310,000 during the six and three months ended January 31, 2007, respectively, which were primarily attributable to the net loss incurred during each of those periods there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses. As a result of the changes in the valuation allowance of $(147,000) and $233,000 during the six and three months ended January 31, 2007, respectively, which were attributable to the net loss incurred during each of these periods, net of the effects of the expiration and cancellation of warrants that had not been exercised during the six months ended January 31, 2006, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 4 — Equity and debt financing agreements with Cornell Capital:

As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the “Equity Line”) with Cornell Capital pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was to be 95% of the lowest closing bid price of the Company’s common stock over a specified number of trading days commencing on specified dates. Cornell Capital was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of May 25, 2006, the date the Equity Line was effectively cancelled, and January 31, 2006, $4,035,000 of the Company’s Equity Line with Cornell Capital had been utilized. During the six months ended January 31, 2006, no put options were exercised.

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

The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, JAG Media LLC, security agreements executed by the Company and its subsidiary granting Cornell Capital a security interest in all their respective assets. The Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days and other conditions have been met. At such time, the security interest will automatically terminate provided the Company’s common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest had not been terminated by Cornell Capital as of January 31, 2007.

Cornell Capital has the right to convert the debentures, at its sole option, into shares of the Company’s common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg L.P, of the Company’s common stock during the 30 trading days prior to the conversion date (see Note 7 herein).

If the Company issues shares of common stock or common stock equivalents, such as rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock entitling any person to acquire shares of common stock at a price per share that is less than the then fixed conversion price, then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under the Company’s 1999 Long-Term Incentive Plan (as further explained in Note 6 to the Audited Financial Statements). The fixed conversion price of the debentures is also subject to adjustment in connection with certain corporate transactions.

In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to Cornell Capital to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share (see Note 6 to the Audited Financial Statements, and Note 7 herein). The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.

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

As of July 31, 2006, the warrants for the purchase of 12,000,000 shares were valued at $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.38441, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of October 31, 2006, the fair value of the warrants was $2,387,000. As of January 31, 2007, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.5874, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.39 per share when valued. This resulted in an increase in the carrying value of the derivative liability of the warrants to approximately $4,667,000 and the recognition of unrealized losses on derivative liability of approximately $1,923,000 and $2,280,000 during the six and three months ended January 31, 2007, respectively.

The issuance of convertible debentures and warrants to Cornell Capital also caused the Company to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.40641, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. As of October 31, 2006, the fair value of the options was $80,000. As of January 31, 2007, the fair value of all options granted to non-employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, the Company recognized a derivative liability of $156,000 for the approximate fair value of non-employee options as of January 31, 2007, and unrealized losses on derivative liability of $74,000 and $76,000 for the net change in the fair value of options from July 31, 2006 and October 2, 2006 through January 31, 2007 and the three months ended January 31, 2007, respectively.

During the six and three months ended January 31, 2007, Cornell Capital converted debentures in the principal amount of $555,000 and $355,000 into 4,432,111 and 2,749,028 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $885,000 and $516,000 during the six and three months ended January 31, 2007, respectively, including $555,000 and $355,000 which was accreted as a result of the conversions. As of January 31, 2007, the debentures had a net carrying value of approximately $2,357,000, reflecting the remaining outstanding principal balance due of $3,520,000 reduced by remaining unamortized debt discounts aggregating $1,163,000. Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all other obligations of the Company under the promissory note, would become immediately due and payable without any action on the part of Cornell Capital.

Note 5 — Issuances of common stock and stock options:

Shares issued to employees for services:

During the six months ended January 31, 2007, the Company issued a total of 180,000 shares of its common stock with an aggregate fair value of $62,200 to certain employees which was charged to general and administrative expense.

Options issued for services:

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

As of January 31, 2007, the Company has options outstanding for the purchase of 1,620,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.

As explained in Note 2 to the Audited Financial Statements, through July 31, 2006 the Company recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using its market value. It has been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are being amortized to expense over the vesting period. As required, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the methods used by the Company to value and account for its options or its financial position and results of operations. In accordance with SFAS No. 123(R), the Company reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid-in capital as of the date of adoption. There was no charge to operations.

As of January 31, 2007, the Company has the ability to issue options to purchase an additional 4,200,000 shares of common stock under the Incentive Plan.

The table below summarizes the stock option activity pursuant to our Incentive Plan for the six months ended January 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding at beginning of period	1,420,000	$0.12
Granted	200,000	0.05
Exercised	—
Canceled	—
Options outstanding at end of period	1,620,000	$0.11	6.15	$512,000

Options exercisable at end of period	1,565,000	$0.08	6.09	$512,000

The fair value of each option granted by the Company in the six and three months ended January 31, 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
January 31, 2007

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

As of January 31, 2007, approximately $34,000 of expense related to such options has yet to be recognized.

Note 6 — Litigation:

The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.

Note 7 — Cryptometrics merger:

As explained in Notes 1 and 11 to the Audited Financial Statements, the Company entered into a Merger Agreement on December 27, 2005 as amended January 24 and February 26, 2007, with, among others, Cryptometrics pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the outstanding shares of the Company’s common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics are being registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.

At the closing of the proposed transaction, the Company’s current directors would resign as directors of the Company and would also resign as officers and executives of the Company. The Company’s board of directors would be replaced with designees of Cryptometrics.

Until the Company and Cryptometrics agree otherwise, the Merger Agreement, notwithstanding approval by the Cryptometric’s stockholders, may be cancelled with or without any reason at any time by either of them with no liability.

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

On January 24, 2007 and February 26, 2007, the secured convertible debentures and warrants issued to Cornell Capital were amended. As a result, on the date the proposed merger between the Company and Cryptometrics closes and becomes effective, (i) Cryptometrics will assume all of the rights and obligations under those amended agreements on behalf of the post-merger, combined company, and (ii) the secured convertible debentures would become convertible at a discount of 5% to the lowest volume weighted average price of the Company’s common stock during the 30 trading days prior to the conversion date and the warrants issued to Cornell Capital would become convertible at a discount of 12% to the average of the volume weighted average price of the Company’s common stock during the 30 trading days prior to the exercise date.

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

Through July 31, 2006 we recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, we had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using its market value. We have been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are being amortized to expense over the vesting period. As required, effective August 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the methods used by us to value and account for our options or our financial position and our results of operations. In accordance with SFAS No. 123(R), we reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid in capital as of the date of adoption. There was no charge to operations

The other accounting policies and estimates used as of July 31, 2006, as outlined in our previously filed Form 10-KSB, have been applied consistently for the six months ended January 31, 2007.

Related Party Transactions:

None

Off-Balance Sheet arrangements:

We are not party to any off balance sheet arrangements

Results of operations:

Six months ended January 31, 2007 as compared to six months ended January 31, 2006.

	Six Months Ended January 31,
	2007	2006	$ Change

Revenues	$101,137	$85,098	$16,039

Operating expenses:
Cost of revenues	42,132	44,070	(1,938)
Selling expenses	59,816	24,220	35,596
General and administrative expenses	557,508	1,202,799	(645,291)

Totals	659,456	1,271,089	(611,633)

Loss from operations	(558,319)	(1,185,991)	627,672
Other income (expense):
Loss on change in value of derivative liability	(1,997,567)	—	(1,997,567)
Interest income	95	2,716	(2,621)
Interest expense	(1,075,881)	(148,739)	(927,142)

Net loss	$(3,631,672)	$(1,332,014)	$(2,299,658)

Revenues:

Revenues primarily consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues increased modestly for the six months ended January 31, 2007 versus the six months ended January 31, 2006 due to an increase in subscription revenue from certain strategic partners.

Cost of revenues:

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, and costs in connection with the development and maintenance of the web site.

During the six months ended January 31, 2007, consulting fees were approximately $20,000 as compared to approximately $32,000 for the six months ended January 31, 2006. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $6,500 and $5,400 for the six months ended January 31, 2007 and 2006, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site decreased. During the six months ended January 31, 2007, we recorded approximately $10,200 of expenses for the manufacture of our Survaya Cam, which has been placed in test markets.

Selling expenses:

Selling expenses consist primarily of advertising and other promotional expenses. The increase results primarily from new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees included $9,600 of non-cash amortization of options issued to a consultant for 200,000 shares of common stock with a fair market value of $36,000 in exchange for services during the six months ended January 31, 2007.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which includes non cash charges for the issuance of 180,000 shares of our common stock with an aggregate fair value of $62,200 to certain employees, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to legal and accounting costs associated with a proposed acquisition during the six months ended January 31, 2006 and a temporary suspension of these activities during the six months ended January 31, 2007 due to a lack of funds.

Loss on change in value of derivative liability:

The loss on derivative liability reflects the effect of the increase in the fair market value of our common stock and the resulting increase as of January 31, 2007 in the excess of the fair value of the value of the warrants issued in excess of debt proceeds and options issued to non-employees as compensation. As of January 31, 2007, the fair market value of the warrants was approximately $4,667,000 while as of July 31, 2006, the fair market value of those warrants was approximately $2,744,000, resulting in a loss of approximately $1,923,000 for the six months ended January 31, 2007. The fair market value of options issued to non-employees at January 31, 2007 was approximately $156,000 while at July 31, 2006 the fair market value of options then outstanding was approximately $46,000 and at October 2, 2006, the fair market value of options issued to a non-employee was approximately $36,000, resulting in a loss of approximately $74,000 for the six months ended January 31, 2007.

Interest expense:

The increase in interest expense of approximately $927,000 arises from an increase in borrowings under our promissory note and secured convertible debentures payable to Cornell Capital and conversions of principal balances of our convertible debentures into shares of our common stock.

During the six months ended January 31, 2007 interest totaling approximately $1,076,000 is comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $191,000 was incurred as interest charged at 10% per annum on our convertible debentures.

Interest expense of $885,000 was incurred from the amortization of debt discount related to costs incurred and deducted from the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.

Interest totaling approximately $149,000 during the six months ended January 31, 2006 was comprised of approximately $121,000 of interest charged at 12% per annum on the $2,000,000 promissory note from Cornell Capital that was subsequently converted into common stock and convertible debentures and approximately $28,000 of amortization of debt discount related to costs incurred and deducted from the promissory note.

Three months ended January 31, 2007 as compared to three months ended January 31, 2006.

	Three Months Ended
	January 31,
	2007	2006	$ Change

Revenues	$57,806	$45,075	$12,731

Operating expenses:
Cost of revenues	17,482	18,197	(715)
Selling expenses	35,554	14,351	21,203
General and administrative expenses	317,819	676,632	(358,813)

Totals	370,855	709,180	(338,325)

Loss from operations	(313,049)	(664,105)	351,056
Other income (expense):
Loss on change in value of derivative liability	(2,356,659)	—	(2,356,659)
Interest income	20	1,014	(994)
Interest expense	(607,632)	(74,370)	(533,262)

Net loss	$(3,277,320)	$(737,461)	$(2,539,859)

Revenues:

Revenues increased modestly for the three months ended January 31, 2007 versus the three months ended January 31, 2006 due to an increase in subscription revenue from certain strategic partners.

Cost of revenues:

During the three months ended January 31, 2007, consulting fees were approximately $7,650 as compared to approximately $14,300 for the three months ended January 31, 2006. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $3,250 for each of the three months ended January 31, 2007 and 2006. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site decreased. During the three months ended January 31, 2007 we recorded approximately $4,400 of expenses for the manufacture of our Survaya Cam, which has been placed in test markets.

Selling expenses:

The increase results primarily from new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees included $7,200 of non-cash amortization of options issued to a consultant.

General and administrative expenses:

The decrease in general and administrative expenses is attributable to legal and accounting costs associated with a proposed acquisition during the three months ended January 31, 2006 and a temporary suspension of these activities during the three months ended January 31, 2007 due to a lack of funds, net of the effect of non cash charges for the issuance of 180,000 shares of our common stock with an aggregate fair value of $62,200 to certain employees.

Loss on change in value of derivative liability:

The loss on derivative liability reflects the effect of the increase in the fair market value of our common stock and the resulting increase as of January 31, 2007 in the excess of the fair value of the value of the warrants issued in excess of debt proceeds and options issued to non-employees as compensation. As of January 31, 2007, the fair market value of the warrants was approximately $4,667,000 while as of October 31, 2006, the fair market value of those warrants was approximately $2,387,000, resulting in a loss of approximately $2,280,000 for the three months ended January 31, 2007. The fair market value of options issued to non-employees at January 31, 2007 was approximately $156,000 while at October 31, 2006 the fair market value of options then outstanding was approximately $80,000, resulting in a loss of approximately $76,000 for the three months ended January 31, 2007.

Interest expense:

The increase in interest expense of approximately $533,000 arises from an increase in borrowings under our promissory note and secured convertible debentures payable to Cornell Capital and conversions of principal balances of our convertible debentures into shares of our common stock.

During the three months ended January 31, 2007 interest totaling approximately $608,000 is comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $92,000 was incurred as interest charged at 10% per annum on our convertible debentures.

Interest expense of $516,000 was incurred from the amortization of debt discount related to costs incurred and deducted from the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.

Interest totaling approximately $74,000 during the three months ended January 31, 2006 was comprised of approximately $60,000 of interest charged at 12% per annum on the $2,000,000 promissory note from Cornell Capital that was subsequently converted into common stock and convertible debentures and approximately $14,000 of amortization of debt discount related to costs incurred and deducted from the promissory note.

Liquidity and Capital Resources:

We only generated revenues of approximately $101,000 and we incurred net losses of approximately $3,632,000 and negative cash flows from operating activities of approximately $413,000 for the six months ended January 31, 2007. In addition, as of January 31, 2007, we only had cash and cash equivalents available of $22,000 and we had a working capital deficiency of $5,211,000. Our accounts payable and accrued expenses of $466,000 as of January 31, 2007 included approximately $115,000 of unpaid salaries of our executives and certain other employees. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least January 31, 2008 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.

We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least January 31, 2008. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

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

Our cash and cash equivalent position of approximately $22,000 as of January 31, 2007 results primarily from the transactions with Cornell Capital described below.

On April 9, 2002, we entered into an Equity Line Purchase Agreement with Cornell Capital pursuant to which we had, in effect, put options whereby, subject to certain conditions, we could have required Cornell Capital to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available to us on August 28, 2002, and would have remained available through August 28, 2006 unless it was terminated earlier by us in our sole discretion. The purchase price was 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. Cornell Capital was entitled to a cash fee equal to 5% of the gross proceeds received by us from Cornell Capital in connection with each put. As of May 25, 2006, the date the Equity Line was effectively cancelled, $4,035,000 of the Equity Line had been used.

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

On August 5, 2005, we and Cornell Capital agreed, as permitted under the promissory note, to extend for three months the date by which we must pay all amounts due under the promissory note. The face amount of the promissory note (as amended) and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Agreement or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.

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

We were required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. We were also required to deliver on behalf of ourselves and our subsidiary, JAG Media LLC, security agreements executed by us and our subsidiary, JAG Media LLC, granting Cornell Capital a security interest in all their respective assets. We and our subsidiary cannot incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days. At such time, the security interest will automatically terminate provided our common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest has not been terminated by Cornell Capital.

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

As of January 31, 2007, the debentures are carried at approximately $2,357,000, reflecting the outstanding principal balance due on notes of $3,520,000 reduced by unamortized debt discounts aggregating approximately $1,163,000.

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

As of July 31, 2006, the warrants for the purchase of 12,000,000 shares of common stock were valued at $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.38441, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of October 31, 2006, the fair value of the warrants was $2,387,000. As of January 31, 2007, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.5874, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.39 per share when valued and resulting in an increase in the carrying value of the derivative liability to approximately $4,667,000 and an unrealized loss on derivative liability of approximately $2,280,000 during the three months ended January 31, 2007.

The issuance of convertible debentures and warrants to Cornell Capital also caused us to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.40641, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. As of October 31, 2006, the fair value of options was $80,000. As of January 31, 2007, the fair value of all options granted to non-employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, we recognized a derivative liability of $156,000 for the approximate fair value of non-employee options as of January 31, 2007, and an unrealized loss on derivative liability of $76,000 for the net change in the fair value of options for the three months ended January 31, 2007.

During the six months ended January 31, 2007, Cornell Capital converted debentures in the principal amount of $555,000 into 4,432,111 shares of our common stock. We recorded amortization of debt discount attributable to the debentures of approximately $885,000 during the six months ended January 31, 2007, including $555,000 which was accreted as a result of the conversion. As of January 31, 2007, the debentures had a net carrying value of approximately $2,357,000, reflecting the outstanding principal balance due of $3,520,000 reduced by remaining unamortized debt discounts aggregating approximately $1,163,000.

Seasonality:

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements:

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of January 31, 2007 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended January 31, 2007 and 2006 or that they will have a significant effect at the time they become effective.

Recent Events:

As of January 24, 2007 and February 26, 2007, we entered into letter agreements with Cornell Capital, Cryptometrics, and Robert Barra and Michael Vitale, the principals of Cryptometrics, pursuant to which the parties principally agreed, among other things, that upon effective date of the merger of Cryptometrics with our newly created subsidiary, (i) the terms of the conversion pricing formula of the secured convertible debentures will be adjusted to equal 95% of the lowest daily Volume Weighted Average Price of our common stock as quoted by Bloomberg, LP during the 30 trading days immediately preceding the date Cornell Capital delivers notice to Cryptometrics that it wishes to convert all or a portion of one or more of the secured convertible debentures, (ii) Warrant No. CCP-1 will be cancelled and Warrant No. CCP-2 and Warrant No. CCP-3 will be amended so that each warrant will be exercisable for 3,000,000 shares, (iii) the exercise dates of warrants will be amended so that the exercise date of Warrant No. CCP-2 will be March 31, 2007, the exercise date of Warrant No. CCP-3 will be June 30, 2007, the exercise date of Warrant No. CCP-4 will be September 30, 2007, and the exercise date of Warrant No. CCP-5 will be December 31, 2007, and (iv) the exercise price of the warrants will be adjusted to equal 88% of the average of the Volume Weighted Average Price of our common stock as quoted by Bloomberg, LP during the 30 trading days immediately prior to the first date upon which the Warrant may be exercised.

Under the terms of the letter agreements, if the Merger becomes effective, JAG Media (and any applicable subsidiary) is to enter into new security agreements, in the same form as the existing ones, which will grant a security interest in the assets of Cryptometrics to secure the obligations under the secured convertible debentures. The security agreements will be released once the required number of shares have been reserved for future issuance upon conversion of such debentures. Cornell Capital has agreed not to convert any of the secured convertible debentures or exercise any of the warrants prior to the closing or termination of our Merger Agreement with Cryptometrics. The letter agreements automatically terminate on April 6, 2007 unless the closing of the Merger Agreement occurs by that date or the parties agree to extend the term of the letter agreements

Item 3.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended January 31, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

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

During the fiscal quarter ended January 31, 2007 Cornell Capital Partners LP converted $355,000 of our May 31, 2006 10% Secured Convertible Debenture into an aggregate of 2,749,028 shares of our common stock. These issuances of our shares on conversion of such debenture were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.

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

Date: March 23, 2007

By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer

Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

Date: March 23, 2007

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.