Form 10QSB
period 2007-04-30
JAG MEDIA HOLDINGS INC
filed 2007-06-19
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2007.

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
As of June 15, 2007, the Registrant had 47,892,987 shares of Common Stock, 381,749 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.
Transitional Small Business Issuer Disclosure Format (Check one): Yes ☐ No ☑

Item 1. Financial Statements (Unaudited)
JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 30, 2007
(UNAUDITED)

Assets

Current assets:
Cash and cash equivalents	$5,598
Accounts receivable, net of allowance for doubtful accounts of $7,500	30,959
Other current assets	26,042

Total current assets	62,599

Equipment, net of accumulated depreciation of $146,127	63,919

Total	$126,518

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$936,102
Deferred revenues	21,630
Derivative liability	5,114,349

Total current liabilities	6,072,081
Convertible debentures payable, net of unamortized debt discount of $1,038,060	2,481,940

Total liabilities	8,554,021

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,741 shares issued and outstanding	4
40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—

4

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 47,708,617 shares issued and outstanding	477
Additional paid-in capital	44,934,199
Accumulated deficit	(53,362,183)

Total stockholders’ deficiency	(8,427,507)

Total	$126,518

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED APRIL 30, 2007 AND 2006
(UNAUDITED)

	Nine Months		Three Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006

Revenues	$164,308	$143,365	$63,171	$58,267

Operating expenses:
Cost of revenues	60,654	55,924	18,522	11,854
Selling expenses	71,241	36,573	11,425	12,353
General and administrative expenses	1,032,575	1,941,618	475,067	738,819

Totals	1,164,470	2,034,115	505,014	763,026

Loss from operations	(1,000,162)	(1,890,750)	(441,843)	(704,759)

Other income (expense):
Loss on change in value of derivative liabitlity	(2,404,601)	—	(407,032)	—
Interest income	97	2,678	—	453
Interest expense	(1,287,001)	(220,683)	(211,070)	(71,944)

Net loss	$(4,691,667)	$(2,108,755)	$(1,059,945)	$(776,250)

Basic net loss per share	$(0.10)	$(0.05)	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	46,001,871	43,113,230	47,663,673	41,241,551

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
NINE MONTHS ENDED APRIL 30, 2007
(UNAUDITED)

				Unearned
	Common Stock		Additional Paid-	Compensation	Accumulated
	Number of Shares	Amount	in Capital	(Unaudited)	Deficit	Total
Balance, August 1, 2006	42,896,506	$429	$44,209,217	$(34,870)	$(48,670,516)	$(4,495,740)

Amortization of unearned, stock-based compensation			22,700			22,700
Reclassification of deferred compensation upon adoption of SFAS 123R			(34,870)	34,870		—

Effect of issuance of common stock for services	180,000	2	62,198			62,200

Shares issued on conversion of convertible debentures	4,432,111	44	554,956			555,000

Shares issued on exercise of options	200,000	2	3,998			4,000

Reclassification of derivative liability upon exercise of options for 200,000 shares			116,000			116,000

Net loss					(4,691,667)	(4,691,667)

Balance, April 30, 2007	47,708,617	$477	$44,934,199	$—	$(53,362,183)	$(8,427,507)

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED APRIL 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Operating activities:
Net loss	$(4,691,667)	$(2,108,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,007	16,849
Amortization of unearned, stock based compensation	22,700	47,342
Loss on change in value of derivative liability	2,404,598	—
Amortization of debt discount	1,009,851	41,177
Effect of issuance of common stock for services	62,200	—
Amortization of other assets	—	20,587
Changes in operating assets and liabilities:
Accounts receivable	(15,380)	(14,419)
Other current assets	44,722	41,421
Accounts payable and accrued expenses	703,312	1,310,156
Deferred revenues	(818)	(2,581)

Net cash used in operating activities	(433,475)	(648,223)

Investing activities:
Equipment purchases	(15,545)	(12,642)

Net cash used in investing activities	(15,545)	(12,642)

Financing activities:
Issuance of common stock upon exercise of stock options	4,000	—

Net cash provided by financing activities	4,000	—

Net decrease in cash and cash equivalents	(445,020)	(660,865)
Cash and cash equivalents, beginning of period	450,618	660,865

Cash and cash equivalents, end of period	$5,598	$—

Supplemental disclosure of noncash financing activities:

Noncash effect of convertible debentures converted to common stock	$555,000

Fair value of fully-vested shares issued to non-employee	$36,000

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. (“JAG Media”) and its subsidiaries as of April 30, 2007, their results of operations for the nine and three months ended April 30, 2007 and 2006, cash flows for the nine months ended April 30, 2007 and 2006 and changes in stockholders’ deficiency for the nine months ended April 30, 2007. JAG Media and its subsidiaries are referred to together herein as the “Company.” Pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2006 and for the years ended July 31, 2006 and 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-KSB (the “10-KSB”) for the year ended July 31, 2006 that was previously filed with the SEC.
The results of the Company’s operations for the nine and three months ended April 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2007.
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
The Company is actively pursuing potential mergers. As further discussed in Note 11 to the Audited Financial Statements, on December 27, 2005, the Company entered into an agreement and plan of merger that was amended on January 24, 2007, February 26, 2007, April 4, 2007, April, 20, 2007, May 10, 2007, and May 18, 2007, (the “Merger Agreement”) with, among others, Cryptometrics, Inc., a Delaware corporation (“Cryptometrics”), pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the outstanding shares of common stock of the combined companies, in exchange for all of the issued and outstanding shares of common stock of Cryptometrics.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $164,000, and it incurred net losses of approximately $4,692,000 and cash flow deficiencies from operating activities of approximately $433,000 for the nine months ended April 30, 2007. In addition, as of April 30, 2007, the Company only had cash and cash equivalents available of approximately $6,000 and it had a working capital deficiency of approximately $6,009,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of presentation (continued):
Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least April 30, 2008 and that the Company will need to obtain additional equity or debt financing to sustain its operations.
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
In addition, as described in Note 4 herein, on May 25, 2006, the Company terminated the Equity Line Agreement with Cornell Capital, converted $250,000 of the principal of its $2,000,000 Promissory Note payable to Cornell Capital into 1,250,000 shares of the Company’s common stock which were issued on such date and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the Promissory Note into a secured convertible debenture in the principal amount of $1,900,000 bearing interest at 10% per year and maturing three years from the date of issuance. The Company also issued similar secured convertible debentures to Cornell Capital in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,025,000 after fees and costs. Cornell Capital has converted $75,000 and $555,000 of the principal of the secured convertible debentures into 404,955 and 4,432,111 shares of the Company’s common stock during the year ended July 31, 2006 and the nine months ended April 30, 2007, respectively. There have been no conversions of secured convertible debentures for the period from May 1, 2007 through June 15, 2007.
Management believes that the Company will be able to obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least April 30, 2008. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.
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
As of April 30, 2007, there were stock options, warrants and convertible debentures outstanding for the purchase of a total of 1,400,000, 12,000,000 and 4,050,000 shares of common stock, respectively (see Notes 4 and 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the nine and three months ended April 30, 2007 and 2006 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.
Note 3 — Income taxes:
As of April 30, 2007, the Company had Federal net operating loss carry forwards of approximately $34,158,000 available to reduce future Federal taxable income which will expire from 2019 through 2026.
As of April 30, 2007, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$7,000
Unearned compensation	45,000
Net operating loss carryforwards	12,899,000

12,951,000
Less valuation allowance	(12,951,000)

Total	$—

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2007.
The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2006. As a result of increases in the valuation allowances of $724,000 and $206,000, during the nine months and three months ended April 30, 2007, respectively, which were primarily attributable to the net loss incurred during each of those periods there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 4 — Equity and debt financing agreements with Cornell Capital:
As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the “Equity Line Agreement”) with Cornell Capital pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required Cornell Capital to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was to be 95% of the lowest closing bid price of the Company’s common stock over a specified number of trading days commencing on specified dates. Cornell Capital was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from Cornell Capital in connection with each put. As of May 25, 2006, the date the Equity Line Agreement was effectively cancelled, and April 30, 2006, $4,035,000 of the Company’s Equity Line with Cornell Capital had been utilized. During the nine months ended April 30, 2006, no put options were exercised.
On January 25, 2005, the Company entered into a Promissory Note Agreement with Cornell Capital for a loan of $2,000,000. The $2,000,000 loan from Cornell Capital was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which is being amortized over the original term of the loan. The unamortized debt discount was approximately $32,000 as of April 30, 2006 and May 25, 2006 when a promissory note was converted into common stock and a secured convertible debenture. The face amount of the promissory note and interest on the amount from time to time outstanding at a rate of 12% per year was originally payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days, subsequently extended to 753 calendar days, of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.
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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 4 — Equity and debt financing agreements with Cornell Capital (continued):
The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, JAG Media LLC, security agreements executed by the Company and its subsidiary granting Cornell Capital a security interest in all their respective assets. The Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days and other conditions have been met. At such time, the security interest will automatically terminate provided the Company’s common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest had not been terminated by Cornell Capital as of April 30, 2007.
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
In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to Cornell Capital to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share (see Note 6 to the Audited Financial Statements, and Note 7 herein). The exercise price and number of shares issuable pursuant to each of the warrants are subject to anti-dilution provisions.
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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 4 — Equity and debt financing agreements with Cornell Capital (continued):
As of July 31, 2006, the warrants for the purchase of 12,000,000 shares were valued at $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.38441, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of January 31, 2007, the fair value of the warrants was $4,667,000. As of April 30, 2007, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.7096, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.42 per share when valued. This resulted in an increase in the carrying value of the derivative liability of the warrants to approximately $5,030,000 and the recognition of unrealized losses on derivative liability of approximately $2,286,000 and $363,000 during the nine and three months ended April 30, 2007, respectively.
The issuance of convertible debentures and warrants to Cornell Capital also caused the Company to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.40641, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. As of January 31, 2007, the fair value of the options was $156,000. On February 21, 2007, a consultant exercised options to purchase 200,000 shares of common stock at $0.02 per share resulting in proceeds of $4,000 and the reclassification of $116,000 (the fair value of the options at the exercise date) from the derivative liability to equity. As of April 30, 2007, the fair value of all options granted to non-employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, the Company recognized a derivative liability of $84,000 for the approximate fair value of non-employee options as of April 30, 2007, and unrealized losses on derivative liability of $40,000 and $6,000 for the net change in the fair value of options from July 31, 2006 and October 2, 2006 through April 30, 2007 and the three months ended April 30, 2007, respectively.
During the nine months ended April 30, 2007, Cornell Capital converted debentures in the principal amount of $555,000 into 4,432,111 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $1,010,000 and $125,000 during the nine and three months ended April 30, 2007, respectively, including $555,000 and $0 which was accreted as a result of the conversions. As of April 30, 2007, the debentures had a net carrying value of approximately $2,482,000, reflecting the remaining outstanding principal balance due of $3,520,000 reduced by remaining unamortized debt discounts aggregating $1,038,000. Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all other obligations of the Company under the promissory note, would become immediately due and payable without any action on the part of Cornell Capital.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 5 — Issuances of common stock and stock options:
Shares issued to employees for services:
During the nine months ended April 30, 2007, the Company issued a total of 180,000 shares of its common stock with an aggregate fair value of $62,200 to certain employees which was charged to general and administrative expense.
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
As of April 30, 2007, the Company has options outstanding for the purchase of 1,400,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.
As explained in Note 2 to the Audited Financial Statements, through July 31, 2006, the Company recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using its market value. It has been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are being amortized to expense over the vesting period. As required, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the methods used by the Company to value and account for its options or its financial position and results of operations. In accordance with SFAS No. 123(R), the Company reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid-in capital as of the date of adoption. There was no charge to operations.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 5 — Issuances of common stock and stock options (continued):
As of April 30, 2007, the Company has the ability to issue options to purchase an additional 4,220,000 shares of common stock under the Incentive Plan.
The table below summarizes the stock option activity pursuant to our Incentive Plan for the nine months ended April 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at beginning of period	1,420,000	$0.12
Granted	200,000	0.05
Exercised	(200,000)	0.02
Canceled	(20,000)	1.00
Options outstanding at end of period	1,400,000	$0.12	5.53	$474,000

Options exercisable at end of period	1,365,000	$0.09	5.48	$474,000

The fair value of each option granted by the Company in the nine months ended April 30, 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
April 30, 2007
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
As of April 30, 2007, approximately $12,000 of expense related to such options has yet to be recognized.

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
Note 7 — Cryptometrics merger:
As explained in Notes 1 and 11 to the Audited Financial Statements and Note 1 herein, the Company entered into a Merger Agreement on December 27, 2005 as amended January 24, 2007, February 26, 2007, April 4, 2007, April 20, 2007, May 10, 2007, and May 18, 2007, with, among others, Cryptometrics pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the combined companies’ outstanding shares of common stock, in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics are being registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.
At the closing of the proposed transaction, the Company’s current directors would resign as directors of the Company and would also resign as officers and executives of the Company. The Company’s board of directors would be replaced with designees of Cryptometrics.
Until the Company and Cryptometrics agree otherwise, the Merger Agreement, notwithstanding approval by the Cryptometrics’ stockholders, may be cancelled with or without any reason at any time by either of them with no liability.
In addition the proposed transaction is still subject to various conditions being satisfied prior to closing, including, among others, (i) the representations and warranties of the parties being true and correct, (ii) the Company’s common stock having been authorized for trading on the OTC Bulletin Board or the OTC Pink Sheets, or the Nasdaq Capital Market, and (iii) the Company’s indebtedness not exceeding $4,350,000.
There is no assurance that the Company or Cryptometrics will not cancel the Merger Agreement, that the conditions of the proposed transaction will be fulfilled and that the proposed transaction between the Company and Cryptometrics will be consummated. The Merger Agreement has an automatic termination date which the parties to it have extended from time to time, but they are under no obligation to do so. Pursuant to various amendments to the Merger Agreement, if the transaction is terminated by the Company or for certain other reasons, under certain conditions the Company has agreed to issue Cryptometrics up to 1,000,000 shares of its common stock in consideration for various transaction costs aggregating $492,660 advanced and to be advanced by Cryptometrics for the account of the Company. In addition, in consideration of $167,660 of such advances, the Company granted a non-exclusive, perpetual, royalty free license to Cryptometrics to use certain of the intellectual property of its subsidiary, Pixaya (UK) Limited.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7 — Cryptometrics merger (continued):
On January 24, 2007, February 26, 2007, April 4, 2007, April 20, 2007, May 10, 2007 and May 18, 2007, the secured convertible debentures and warrants issued to Cornell Capital were amended. As a result, on the date the proposed merger between the Company and Cryptometrics closes and becomes effective, (i) Cryptometrics will assume all of the rights and obligations under those amended agreements on behalf of the post-merger, combined company, and (ii) the secured convertible debentures would become convertible at a discount of 5% to the lowest volume weighted average price of the Company’s common stock during the 30 trading days prior to the conversion date and the warrants issued to Cornell Capital would become convertible at a discount of 12% to the average of the volume weighted average price of the Company’s common stock during the 30 trading days prior to the exercise date.
******

Item 2. Management’s Discussion and Analysis.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements filed with the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
The other accounting policies and estimates used as of July 31, 2006, as outlined in our previously filed Form 10-KSB, have been applied consistently for the nine months ended April 30, 2007.
Related Party Transactions:
None
Off-Balance Sheet arrangements:
We are not party to any off balance sheet arrangements.
Results of operations:
Nine months ended April 30, 2007 as compared to nine months ended April 30, 2006.

	Nine Months
	Ended April 30,
	2007	2006	$ Change
Revenues	$164,308	$143,365	$20,943

Operating expenses:
Cost of revenues	60,654	55,924	4,730
Selling expenses	71,241	36,573	34,668
General and administrative expenses	1,032,575	1,941,618	(909,043)

Totals	1,164,470	2,034,115	(869,645)

Loss from operations	(1,000,162)	(1,890,750)	890,588

Other income (expense) :
Loss on change in value of derivative liability	(2,404,601)	—	(2,404,601)
Interest income	97	2,678	(2,581)
Interest expense	(1,287,001)	(220,683)	(1,066,318)

Net loss	$(4,691,667)	$(2,108,755)	$(2,582,912)

Revenues:
Revenues consist of sales of the streaming video products and subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues increased modestly for the nine months ended April 30, 2007 versus the nine months ended April 30, 2006 due to the sales of our streaming video products.
Cost of revenues:
Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, and costs in connection with the development and maintenance of the web site. It also includes approximately $23,000 of expenses for the manufacture of our streaming video products, which has been placed in test markets.
During the nine months ended April 30, 2007, consulting fees were approximately $24,000 as compared to approximately $36,000 for the nine months ended April 30, 2006. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $10,000 and $9,000 for the nine months ended April 30, 2007 and 2006, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site declined.

Selling expenses:
Selling expenses consist primarily of advertising and other promotional expenses. The increase results primarily from new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees included $16,800 of non-cash amortization of options issued to a consultant for 200,000 shares of common stock with a fair market value of $36,000 in exchange for services during the nine months ended April 30, 2007 and $15,000 paid for training classes for resellers of the Survaya Cam.
General and administrative expenses:
General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which includes non cash charges for the issuance of 180,000 shares of our common stock with an aggregate fair value of $62,200 to certain employees, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to a legal settlement of $250,000 incurred during the nine months ended April 30, 2006, and a decrease in legal and accounting costs associated with a proposed acquisition during the nine months ended April 30, 2007 versus the nine months ended April 30, 2006.
Loss on change in value of derivative liability:
The loss on derivative liability reflects the effect of the increase in the fair market value of our common stock and the resulting increase as of April 30, 2007 in the fair value of outstanding warrants issued in excess of debt proceeds and the fair value of outstanding options issued to non-employees as compensation. As of April 30, 2007, the fair market value of the warrants was approximately $5,030,000 while as of July 31, 2006, the fair market value of those warrants was approximately $2,744,000, resulting in a loss of approximately $2,286,000 for the nine months ended April 30, 2007. The fair market value of options issued to non-employees at April 30, 2007 was approximately $84,000 while at July 31, 2006 the fair market value of options then outstanding was approximately $46,000 and at October 2, 2006, the fair market value of options issued to a non-employee was approximately $36,000. On February 21, 2007, a consultant exercised options to purchase 200,000 shares of common stock at $0.02 per share resulting in reclassification of $116,000 from the derivative liability to equity. An expense of approximately $40,000 for the nine months ended April 30, 2007 was incurred on the remaining options issued to non-employees.
Interest expense:
The increase in interest expense of approximately $1,066,000 arises from an increase in borrowings under our promissory note and secured convertible debentures payable to Cornell Capital and conversions of principal balances of our convertible debentures into shares of our common stock.
During the nine months ended April 30, 2007 interest totaling approximately $1,287,000 is comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $277,000 was incurred as interest charged at 10% per annum on our convertible debentures.
Interest expense of $1,010,000 was incurred from the amortization of debt discount related to costs incurred and deducted from the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.
Interest totaling approximately $221,000 during the nine months ended April 30, 2006 was comprised of approximately $180,000 of interest charged at 12% per annum on the $2,000,000 promissory note from Cornell Capital that was subsequently converted into common stock and convertible debentures and approximately $41,000 of amortization of debt discount related to costs incurred and deducted from the promissory note.

	Three Months
	Ended April 30,
	2007	2006	$ Change
Revenues	$63,171	$58,267	$4,904

Operating expenses:
Cost of revenues	18,522	11,854	6,668
Selling expenses	11,425	12,353	(928)
General and administrative expenses	475,067	738,819	(263,752)

Totals	505,014	763,026	(258,012)

Loss from operations	(441,843)	(704,759)	262,916

Other income (expense) :
Loss on change in value of derivative liability	(407,032)	—	(407,032)
Interest income	—	453	(453)
Interest expense	(211,070)	(71,944)	(139,126)

Net loss	$(1,059,945)	$(776,250)	$(283,695)

Revenues:
Revenues increased for the three months ended April 30, 2007 primarily due to sales of our streaming video products.
Cost of revenues:
During each of the three months ended April 30, 2007 and 2006, consulting fees were approximately $4,000. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options and warrants of approximately $3,250 for the three months ended April 30, 2007 and 2006.
During the three months ended April 30, 2007, we recorded approximately $13,000 of expenses for the manufacture of our streaming video products, which have been placed in test markets.
Selling:
Selling expenses consist primarily of advertising and other promotional expenses. For the three months ended April 30, 2007, these expenses were primarily from new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees included $7,200 of non-cash amortization of options issued to a consultant for 200,000 shares of common stock with a fair market value of $36,000 in exchange for services during the three months ended April 30, 2007 and $7,000 paid for training classes for resellers of the Survaya Cam. Travel expenses decreased to approximately $2,000 for the three months ended April 30, 2007 from approximately $12,000 for the three months ended April 30, 2006.

General and administrative expenses:
General and administrative expenses decreased for the three months ended April 30, 2007 primarily attributable to a legal settlement of $250,000 incurred during the three months ended April 30, 2006.
Loss on change in value of derivative liability:
The loss on derivative liability reflects the effect of the increase in the fair market value of our common stock and the resulting increase as of April 30, 2007 in the fair value of outstanding warrants issued in excess of debt proceeds and the fair value of outstanding options issued to non-employees as compensation. As of April 30, 2007, the fair market value of the warrants was approximately $5,030,000 while as of January 31, 2007, the fair market value of those warrants was approximately $4,667,000, resulting in a loss of approximately $363,000 for the three months ended April 30, 2007. The fair market value of options issued to non-employees at April 30, 2007 was approximately $84,000 while at January 31, 2007 the fair market value of options then outstanding was approximately $156,000. On February 21, 2007, a consultant exercised options to purchase 200,000 of common stock at $0.02 per share resulting in reclassification of $116,000 from the derivative liability to equity. An expense of approximately $6,000 for the three months ended April 30, 2007 was incurred on the remaining options issued to non-employees.
Interest expense:
The increase in interest expense of approximately $139,000 arises from an increase in borrowings under our promissory note and secured convertible debentures payable to Cornell Capital and conversions of principal balances of our convertible debentures into shares of our common stock.
During the three months ended April 30, 2007 interest totaling approximately $211,000 is comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $86,000 was incurred as interest charged at 10% per annum on our convertible debentures.
Interest expense of $125,000 was incurred from the amortization of debt discount related to costs incurred and deducted from the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.
Interest totaling approximately $72,000 during the three months ended April 30, 2006 was comprised of approximately $59,000 of interest charged at 12% per annum on the $2,000,000 promissory note from Cornell Capital that was subsequently converted into common stock and convertible debentures and approximately $13,000 of amortization of debt discount related to costs incurred and deducted from the promissory note.
Liquidity and Capital Resources:
We only generated revenues of approximately $164,000 and $143,000 and we incurred net losses of approximately $4,692,000 and $2,109,000 and cash flow deficiencies from operating activities of approximately $433,000 and $648,000 for the nine months ended April 30, 2007 and 2006, respectively. In addition, at April 30, 2007, we had cash and cash equivalents of approximately $6,000 and a working capital deficiency of approximately $6,009,000. These matters raise substantial doubt about our ability to continue as a going concern.
We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least April 30, 2008 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.
We believe that we will be able to obtain sufficient financing, directly, for example, possibly from Cornell Capital, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least April 30, 2008. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations. We believe that a merger with Cryptometrics will provide sufficient cash and additional resources for us to continue as a going concern.
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
Our cash and cash equivalent position of approximately $6,000 as of April 31, 2007 results primarily from the transactions with Cornell Capital described below.
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
We were required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. We were also required to deliver on behalf of ourselves and our subsidiary, JAG Media LLC, security agreements executed by us and our subsidiary, JAG Media LLC, granting Cornell Capital a security interest in all their respective assets. We and our subsidiary cannot incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days. At such time, the security interest will automatically terminate provided our common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest has not been terminated by Cornell Capital as of April 30, 2007.
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
As of April 30, 2007, the debentures are carried at approximately $2,482,000, reflecting the outstanding principal balance due on notes of $3,520,000 reduced by unamortized debt discounts aggregating approximately $1,038,000.
In connection with the foregoing May 25, 2005 transaction, we issued warrants to Cornell Capital to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share. The exercise price and number of shares issuable to each of the warrants are subject to anti-dilution provisions.

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
As of July 31, 2006, the warrants for the purchase of 12,000,000 shares of common stock were valued at $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.38441, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of January 31, 2007, the fair value of the warrants was $4,667,000. As of April 30, 2007, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 3.7096, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.42 per share when valued and resulting in an increase in the carrying value of the derivative liability to approximately $5,030,000 and recognition of unrealized losses on derivative liability of approximately $2,286,000 and $363,000 during the nine and three months ended April 30, 2007, respectively.
The issuance of convertible debentures and warrants to Cornell Capital also caused us to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. As of January 31, 2007, the fair value of options was $156,000. On February 21, 2007, a consultant exercised options to purchase 200,000 shares of common stock at $0.02 per share resulting in proceeds of $4,000 and reclassification of $116,000 (the fair value of the options at the exercise date) from the derivative liability to equity. As of April 30, 2007, the fair value of all outstanding options granted to non-employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, we recognized a derivative liability of $84,000 for the approximate fair value of non-employee options as of April 30, 2007, and an unrealized loss on derivative liability of $6,000 for the net change in the fair value of options for the three months ended April 30, 2007.
Seasonality and Inflation:
We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.
Recent Accounting Pronouncements:
The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of April 30, 2007 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended April 30, 2007 and 2006 or that they will have a significant effect at the time they become effective.

Recent Events:
As of January 24, 2007, February 26, 2007, April 4, 2007, April 20, 2007, May 10, 2007, and May 18, 2007, we entered into letter agreements with Cornell Capital, Cryptometrics, and Robert Barra and Michael Vitale, the principals of Cryptometrics, pursuant to which the parties principally agreed, among other things, that upon effective date of the merger of Cryptometrics with our newly created subsidiary, (i) the terms of the conversion pricing formula of the secured convertible debentures will be adjusted to equal 95% of the lowest daily Volume Weighted Average Price of our common stock as quoted by Bloomberg, LP during the 30 trading days immediately preceding the date Cornell Capital delivers notice to Cryptometrics that it wishes to convert all or a portion of one or more of the secured convertible debentures, (ii) Warrant No. CCP-1 will be cancelled and Warrant No. CCP-2 and Warrant No. CCP-3 will be amended so that each warrant will be exercisable for 3,000,000 shares, (iii) the exercise dates of warrants will be amended so that the exercise date of Warrant No. CCP-2 will be September 30, 2008, the exercise date of Warrant No. CCP-3 will be December 31, 2007, the exercise date of Warrant No. CCP-4 will be March 31, 2008, and the exercise date of Warrant No. CCP-5 will be June 30, 2008, and (iv) the exercise price of the warrants will be equal to 88% of the average of the Volume Weighted Average Price of our common stock as quoted by Bloomberg, LP during the 30 trading days immediately prior to the first date upon which the Warrant may be exercised.
Under the terms of the letter agreements, if the Merger becomes effective, JAG Media (and any applicable subsidiary) is to enter into new security agreements, in the same form as the existing ones, which will grant a security interest in the assets of Cryptometrics to secure the obligations under the secured convertible debentures. The security agreements will be released once the required number of shares have been reserved for future issuance upon conversion of such debentures. Cornell Capital has agreed not to convert any of the secured convertible debentures or exercise any of the warrants prior to the closing or termination of our Merger Agreement with Cryptometrics. The letter agreements automatically terminate on June 15, 2007 unless the closing of the Merger Agreement occurs by that date or the parties agree to extend the term of the letter agreements. The parties are presently discussing the extension of the term of the letter agreements.
Additionally, our Merger Agreement with Cryptometrics, dated as of December 27, 2005, was amended as of January 24, 2007, February 26, 2007, April 4, 2007, April 20, 2007, May 10, 2007 and May 18, 2007. Such amendments successively extended the automatic termination date of the Merger Agreement. In addition, pursuant to various of the amendments to the Merger Agreement, if the transaction is terminated by the Company or for certain other reasons, under certain conditions the Company has agreed to issue up to 1,000,000 shares of its common stock to Cryptometrics in consideration for various transaction costs aggregating $492,660 advanced and to be advanced by Cryptometrics for the account of the Company. In consideration of $167,660 of such advances, the Company also granted a non-exclusive, perpetual, royalty free license to Cryptometrics to use certain of the intellectual property of its Pixaya (UK) subsidiary.
Item 3. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures:
As of the end of the fiscal quarter ended April 30, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
(b) Change in Internal Control over Financial Reporting:
There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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

JAG MEDIA HOLDINGS, INC.
Date: June 19, 2007	By:	/s/ Thomas J. Mazzarisi
		Name:	Thomas J. Mazzarisi
		Title:	Chairman of the Board and Chief Executive Officer

Date: June 19, 2007	By:	/s/ Stephen J. Schoepfer
		Name:	Stephen J. Schoepfer
		Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

EXHIBIT INDEX
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer