Form 10-K
period 2007-07-31
JAG MEDIA HOLDINGS INC
filed 2007-11-13
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended July 31, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file number: 000-28761
JAG MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0380546 (I.R.S. Employer Identification Number)
6865 S.W. 18th Street, Suite B-13, Boca Raton, Florida 33433
(Address of principal executive offices) (Zip code)
(866) 300-7410
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—$0.00001 par value	N/A
Series 2 Class B Common Stock—$0.00001 par value	N/A
Series 3 Class B Common Stock—$0.00001 par value	N/A
Securities registered pursuant to Section 12(g) of the Act:
[None]
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐.     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐.     No ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐.     No ☑.
     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on October 31, 2007 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $41,979,829.
     As of October 31, 2007, there were 51,783,163 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference:
None

JAG MEDIA HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2007

i

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our discussions relating to our liquidity and capital resources, our subscription and advertising revenues, our business strategy, our competition, and the future of the Internet and webcasting over the Internet, among others, contain such statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors.”
The Company’s forward-looking statements in this Report are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
Overview
JAG Media has been providing financial and investment information within the investment community since 1989. In May 1999, JAG Media began offering its services on a subscription fee basis to the general public for the first time through its U.S. website. At www.jagnotes.com, JAG Media offers timely financial data and reports and commentary from the financial community.
From 1989 to 1992, JAG Media operated as an unincorporated business entity. In 1992, JAG Media incorporated in the State of New Jersey as New Jag, Inc. On December 14, 1993, JagNotes, Inc. merged with and into JAG Media, and the company changed its name to JagNotes, Inc. JAG Media operated as JagNotes, Inc. until March 1999 when it was acquired by Professional Perceptions, Inc., a Nevada corporation, which subsequently changed its name to JagNotes.com Inc. JagNotes, Inc. remained a wholly-owned subsidiary of JagNotes.com Inc. until August 16, 1999 when it merged with and into JagNotes.com Inc.
Until 1999, JAG Media targeted only a limited audience of financial professionals and it did not engage in organized sales and marketing efforts. As discussed in more detail below, in 1999 JAG Media decided to change its focus by expanding onto the Internet and targeting retail subscribers with the hope of expanding its subscriber base and business. In September 2000, JAG Media started an advertiser-based financial web cast which it sold on February 1, 2001 as it was unable to continue to fund its operating losses.
JAG Media undertook a corporate reorganization in January 2002 in order to distinguish and better manage its areas of business. On January 4, 2002, JAG Media LLC was formed as a Delaware limited liability company and a wholly owned subsidiary of JagNotes.com, Inc. The assets and liabilities of JAG Media’s current fax and Internet subscription business were transferred to JAG Media LLC. In order to better reflect the overall business in which JAG Media expected to engage and the corporate structure JAG Media intended to use to conduct that business, the company changed its corporate name from JagNotes.com Inc. to JAG Media Holdings, Inc. effective April 8, 2002.
JAG Media’s jagnotes.com website currently consists of a subscription-based service that offers two specific products, the JAGNotes (Upgrade/Downgrade) Report and the Rumor Room, providing timely market reports, including breaking news and potentially market moving information. JAG Media currently derives its revenues primarily from the sale of subscriptions.

JAG Media through its subsidiary, Pixaya (UK) Limited, purchased certain development stage software and related assets in the United Kingdom on November 24, 2004. On August 8, 2006, JAG Media changed the name of its subsidiary, JAG Media, LLC, to Pixaya LLC in order to better reflect its role as owner of Pixaya (UK) Limited as well as the primary provider of support for the products of Pixaya (UK) Limited in the United States. JAG Media continued to finance the development and marketing by Pixaya (UK) Limited of one product, a mobile surveillance system which streams live video in real time from the point of use back to a control center and, if desired, to other locations. JAG Media has only made minimal sales of such product as part of its distribution efforts.
JAG Media has also decided to seek acquisition candidates which may be engaged in unrelated lines of business. See “— Our Strategy”.
JAG Media is a Nevada corporation. JAG Media’s address is 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433, and its telephone number is 866-300-7410.
Our Industry
The growth of the Internet has changed the way investors seek information and manage their portfolios. Individual investors are increasingly seeking access to information that was formerly available only to financial professionals. Professional investors who have traditionally relied on print and other media for information are demanding faster information and greater accessibility.
As of August 2007, there were over one billion Internet users worldwide, including over 212 million users in the United States, representing a 70% penetration. See Internet World Stats website (http://www.internetworldstats.com).
According to tracking surveys conducted by Pew Internet & American Life Project as of November 2004, approximately 44% use the Internet to obtain financial information and approximately 13% use the Internet to buy or sell stocks, bonds or mutual funds. (http://www.pewinternet.org/trends/Internet___Activities_3.02.05.htm). An updated Pew study published June 14, 2006 has confirmed that the 44% user rate for financial information has remained generally constant from 2000-2005. (http://www.pewinternet.org/pdfs/PIP_Online_Banking_2006.pdf).
With respect to JAG Media’s Pixaya business unit, the mobile and wireless industries are experiencing significant growth and changing the way businesses operate and people communicate. Both industries are also giving rise to new forms of mobile entertainment, communication and information not available just a few short years ago. As of December 31, 2005 there were more than 200 million wireless subscribers in the U.S. and reported wireless minutes of use exceeded 1.4 trillion in 2005. By the end of 2006 there were over 233 million users and reported wireless minutes of use exceeded 1.6 trillion. (http://files.ctia.org/pdf/CTIA_Survey_Year_End_2006_Graphics.pdf). By June 2007, there were over 243 million users in the U.S. and reported wireless minutes of use in 2007 had reached 1 trillion by halfway through the year . (http://files.ctia.org/pdf/CTIA_Survey_Mid_Year_2007.pdf).
In addition, wireless carriers are updating their networks and are in the process of deploying their next-generation high-speed broadband networks, commonly referred to as 3G. Sprint, whose technology is based on the CDMA standard, intends to have its EVDO Rev A high-speed broadband network substantially deployed by the end of 2007 (http://www.mobiletechnews.com/info/2006/08/03/ 104744.html). Such 3G networks will significantly improve uplink and downlink speeds, thereby providing an enhanced user experience when viewing video, accessing the Internet or working with any large data files.

Our Products
JAG Media has been providing financial and investment information within the investment community since 1989. In May 1999, JAG Media began offering its services on a subscription fee basis to the general public for the first time through its U.S. website.
JAG Media’s jagnotes.com website consists solely of a subscription-based service. JAG Media offers its subscribers two targeted products: The JAGNotes (Upgrade/Downgrade) Report, targeted primarily at institutional subscribers, and the Rumor Room, targeted primarily at retail individual customers. These two products are accessible only to paid subscribers. Subscriptions are offered to individuals at the rate of $9.95 per month, or $99.95 per year. JAG Media has offered free trial subscriptions at times in the past and may do so in the future.
JAGNOTES (UPGRADE/DOWNGRADE) REPORT — The JAGNotes Report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Each morning JAG Media gathers this information, then compiles and releases it in a concise, easy to read format before the markets open. JAG Media believes that this report gives early, convenient access to its subscribers of potentially market moving information which was traditionally not available in a convenient format when the market opens. This report is updated from time to time during the trading day.
JAG Media’s current strategy involves phasing out retail subscribers for its JAGNotes Report and refocusing on institutional customers and professional traders. JAG Media has always maintained its original JAGNotes fax-based service for a limited number of mostly institutional subscribers. Through this service, JAG Media provides these subscribers faxed copies of its daily JAGNotes Report, which is provided through installments as information is received every weekday morning before the stock market opens. JAG Media also allows these subscribers access to its Internet-based information by providing them with a specified number of access codes. The price for this combined service is approximately $1,500 to $2,150 per year. The content of its website contains substantially all of the information provided in the faxed reports as well as updates of such information and the Rumor Room described below.
JAG Media intends to continue providing its combined fax/Internet service in the future primarily to institutional subscribers. JAG Media believes that some financial institutions are willing to pay a higher price for this combined service because they consider a faxed report to be a more user friendly means of receiving the information even if their employees have direct Internet access.
While JAG Media intends to focus its efforts exclusively on offering the JAGNotes Report to institutional customers, JAG Media recognizes that it remains of interest to some retail customers as well. However, to avoid the cost of accessing such individuals JAG Media expects to do so almost exclusively through strategic affiliations such as its current arrangement with Track Data, as described under “Our Business Strategy”, below.
THE RUMOR ROOM — Because rumors can move equities, JAG Media has established the Rumor Room where JAG Media posts rumors that have been heard on the street about various stocks. When JAG Media hears rumors, JAG Media posts the information in the Rumor Room and indicates the date and time of the rumor. While JAG Media realizes that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of its site, JAG Media believes that every trader and investor — large and small — should have access to this information to determine its usefulness. The Rumor Room is available to its subscribers and updated whenever JAG Media receives relevant information.
Although targeted primarily at individual subscribers, the Rumor Room is also made available through JAG Media’s website to institutional investors as described above. As described below, if JAG Media can obtain funding and its English subsidiary, Pixaya, can complete development of its Pixaya Mobile software product, which delivers on-demand video/audio clips and text messages to mobile phones, JAG Media intends to try to distribute the Rumor Room through mobile phones as well. JAG Media believes such a distribution channel might better access its target audience. There can be no assurance, however, that such development will be successfully completed or, if completed, that customers will embrace this new mode of distribution. For the time being, JAG Media has stopped further development of this product in light of its lack of liquidity.
PIXAYA — On November 24, 2004, through its English subsidiary now named Pixaya (UK) Limited, JAG Media purchased certain development stage software and related assets from TComm Limited, a company also organized in the United Kingdom. At the time of acquisition, TComm Limited was in various stages of development of four software products. The one product JAG Media continued to develop is SurvayaCam (previously CCMTV), which consists of software programs and related hardware intended to permit field personnel to send real-time video streams from the field to a central location (or multiple locations) where they can be viewed. JAG Media is also now attempting to market SurvayaCam through demonstrations and pilot program deployments of the product. Some pilot programs involve JAG Media providing SurvayaCam software and hardware free of charge, while others involve the purchase of SurvayaCam at a discount price. In addition, JAG Media is attempting to develop a network of resellers who could function as the primary distribution channel for SurvayaCam. JAG Media has only made minimal sales of such product as part of such distribution efforts.
Due to its lack of funding, JAG Media has for the time being discontinued developing Pixaya Mobile (previously known as TComm TV), which delivers on-demand video/audio clips and text messages to various Java-based and Symbian-based mobile phones. JAG Media has also discontinued its support of the other two products it originally acquired. In addition, after the acquisition JAG Media first supported and then had to suspend development of a new mobile phone product named “SOS Guides,” which are mobile travel guides that will be made available to users through their mobile phones.
Advertising Revenue
While JAG Media expects the primary source of its revenue to be from subscriptions for its JAGNotes Report and the Rumor Room, JAG Media may supplement this with advertising revenue. Such revenues have, however, not been meaningful to date. JAG Media would not expect such revenues to become material until (i) there is a major upturn from current levels in Internet banner advertising generally or JAG Media is able to offer advertisers various media advertising alternatives to banners and (ii) JAG Media has been successful in increasing the number of unique visitors to its website.
Our Strategy
The success of JAG Media’s business depends on its ability to obtain the requisite financing and be able to:
•	improve its revenues;

•	curtail costs to correspond with its revenues; and

•	pursue merger and other expansion opportunities.
JAG Media’s strategy to improve its revenues has not been effective to date, as its revenues have declined and leveled off at a level which cannot support the cost of such revenues. While pursuant to its strategy JAG Media has taken steps to curtail costs, it does not believe it is practicable to further curtail costs to the level that they will correspond with its revenues. Accordingly, while JAG Media has not abandoned its revenue and cost strategies, the primary focus of its strategy is the pursuit of merger and other expansion opportunities. Accordingly, JAG Media has principally used its limited available funds to support its attempts to find and consummate a merger, with a modest amount also being used to support Pixaya’s SurvayaCam, as JAG Media believes it has the best potential for the most immediate revenue return. JAG Media’s strategy is to continue such an allocation of its limited funds.
In order to put itself in a position to implement its increased revenue and cost curtailment strategy if it obtains the requisite financing, JAG Media intends to try to re-position its two basic products so they are targeted more effectively at their respective markets: institutional customers (JAGNotes Report) and retail customers (the Rumor Room). In time, JAG Media hopes that by refocusing its products on specific customer groups, JAG Media may become a more important information resource both for institutional customers, such as investors, brokers and investment advisers, and for individual retail customers.
•	Increase Revenues.
JAG Media believes the institutional market for the JAG Notes Report, provided it has sufficient funds available to improve its content and distribution, offers an opportunity to achieve higher revenues at lower per unit cost than the retail market JAG Media has been pursuing. Accordingly, with respect to its JAGNotes Report, JAG Media plans to focus on servicing the institutional segment of its business. To assist JAG Media in this effort, if it has the requisite funding, JAG Media intends to investigate ways of using the Internet more effectively in distributing its product to the institutional market and help those customers in turn redistribute the product to their professional employees. Also, in order to access individual professional traders without incurring excessive marketing costs, JAG Media intends to pursue strategic affiliations, partnerships, joint ventures or other relationships with strategic partners, such as its current arrangements with Track Data, Comtex, Inc. and Acquire Media Corporation, financial information platforms for professional traders, whereby they offer its JAGNotes Report as part of their collection of subscriber services to the professional trading community. JAG Media has not, however, recently been successful in adding additional strategic partners.
With respect to the Rumor Room service, JAG Media believes that developing technologies, such as mobile phones, may give it a better distribution channel which can make the individual customer market for the Rumor Room cost effective as well, assuming JAG Media can obtain the necessary funds to improve the content and distribution of the product. If JAG Media is able to fund development of its Pixaya mobile software, it will explore the feasibility of using mobile phones as a new distribution channel for its Rumor Room service.
Finally, as part of its strategy to increase revenues, since JAG Media believes that SurvayaCam has been developed to the point where JAG Media can do sales demonstrations and pilot program deployments, JAG Media intends to support Pixaya’s sales efforts for the product to the extent it has the funds to do so.
•	Curtail Costs.
JAG Media sold its web casting business and discontinued its efforts to market its Company Voice product to reduce its cash flow requirements. In addition, JAG Media has discontinued all its paid commentators and certain employees in order to save costs where it has concluded that the cost was not justified by its subscribers’ interest and current revenue levels.
JAG Media is not aware of further costs which can be curtailed at this point without unduly adversely affecting its business. Many of our general and administrative costs are related to being a public company and these costs are difficult to reduce in light of the Sarbanes-Oxley legislation and its requirements. While JAG Media will continue to look for cost savings and intends as well to explore ways to reduce cash expenditures, it does not believe it is possible as a practical matter to reduce costs on an accrual or cash basis to a level commensurate with its current or expected revenues.
•	Pursue Merger and Other Expansion Opportunities.
This portion of JAG Media’s strategy represents its highest priority.

JAG Media has looked at various possible acquisitions over the past three years. Over that period JAG Media has increased its efforts to find a compatible merger candidate and has considered dividing its business to help jump start its growth and perhaps attain access to more funding sources. A merger candidate need not be in JAG Media’s specific line of business, but could be in another line of business related to the stock market or software or it could be in an unrelated line of business. JAG Media’s current strategy is to not foreclose any attractive candidate based upon its line of business.
JAG Media is also pursuing the possibility, subject to available funding, of spinning off one of its two major services in order to maximize the chances of successfully developing both such services by focusing them on their respective target customer bases.
Pursuant to the above strategy, JAG Media has located a possible merger candidate, Cryptometrics, Inc. While there can be no assurance that the transaction will ever be consummated, on December 27, 2005 JAG Media entered into a merger agreement, which was subsequently amended from time to time by amendments dated January 24, 2007, February 26, 2007, April 2, 2007, April 20, 2007, May 11, 2007, May 18, 2007, June 15, 2007, July 16, 2007, August 16, 2007 and November 7, 2007, with Cryptometrics (the “Merger Agreement”), pursuant to which Cryptometrics would merge with JAG Media’s newly created subsidiary (the “Merger”). In consideration of the Merger, the stockholders of Cryptometrics would acquire 394,700,016 shares of JAG Media common stock which would, upon issuance, represent approximately 88% of JAG Media’s outstanding common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. In such case, JAG Media’s existing public stockholders would experience significant dilution from the issuance of such shares to the stockholders of Cryptometrics. If consummated, the transaction would be accounted for as a reverse acquisition in which Cryptometrics would be deemed the acquirer for accounting purposes. Because of the financial performance of JAG Media, if the Merger is consummated there can be no assurance that the new management at JAG Media (to be renamed Cryptometrics, Inc.) will continue all or any of JAG Media’s current lines of business.
Until JAG Media agrees otherwise, the Merger Agreement may be canceled with or without any reason by either JAG Media or Cryptometrics with no liability. In any case, the Merger Agreement will automatically terminate if the closing does not occur by December 15, 2007, unless the parties otherwise agree to extend such date. The provisions of the Merger Agreement provide that if JAG Media cancels the Merger Agreement prior to the automatic termination date, JAG Media will issue 1,000,000 shares of its common stock to Cryptometrics. Additionally, the consummation of the Merger is subject to various conditions set forth in the Merger Agreement, including, among others, (i) the representations and warranties of the parties being true and correct (ii) JAG Media’s shares of common stock having been authorized for trading on the OTC Bulletin Board or the OTC Pink Sheets and (iii) the limitation of JAG Media’s aggregate indebtedness to $4,350,000. There is no assurance that the proposed Merger between JAG Media and Cryptometrics will be consummated, or if it is consummated, that it will be pursuant to the terms described above.
The Merger Agreement, including the amendments thereto, are included as exhibits to this Form 10-K and should be reviewed for further information regarding the Merger.
JAG Media has considered a possible spin off of either the Rumor Room, together with its related Pixaya Mobile software development business, or the JAGNotes Report. Any such spin off might possibly be done in connection with a merger with another enterprise which may be in an unrelated line of business. JAG Media believes its two products might be better repositioned and developed as their own corporate entities which might also appeal to different investors. JAG Media is not currently considering any spin off and has not entered into any term sheet in connection with any merger related to such a spin off. There can be no assurance that any such spin off, with or without a merger, will prove feasible or be consummated.
JAG Media will require additional funds in order to implement its business strategy. At its current usage rate of cash, the cash generated from JAG Media’s operations will not be sufficient to fund the liquidity requirements of its current business strategy. Accordingly, JAG Media will need to raise additional funds through public or private financing, strategic relationships, mergers or other arrangements. There can be no assurances that JAG Media will be able to do so.

Note: These are JAG Media’s strategies, goals and targets. JAG Media believes in them, but cannot guarantee that it will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. Strategies that in the past JAG Media thought would be successful have not proven effective. In addition JAG Media is dependent on having sufficient cash to carry out its strategy. Alternatively, JAG Media may have to continue to reduce services to a level subscribers or customers may not find valuable. Please see Item 1A– “Risk Factors.”
Regulation
The securities industry is subject to extensive regulation under federal and state laws in the United States, and companies that provide financial advice to investors are generally required to register as investment advisers at either the federal or state level. JAG Media believes that its business consists of a publishing activity for which investment adviser registration and regulation do not apply under applicable federal or state law, and thus JAG Media is not registered as an investment adviser with either the SEC or any of the various states. The regulatory environment in which it operates is subject to change, however, and JAG Media could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future.
In addition, JAG Media operates in an environment of uncertainty about potential government regulation of the Internet and Internet-based service providers. JAG Media believes that its business is not currently subject to direct regulation other than regulations applicable to businesses generally. However, the Internet is evolving rapidly, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. The United States Congress has passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, liability for third-party activities and jurisdiction. Specifically, with respect to one aspect of copyright law, on October 28, 1998, the United States Congress passed the Digital Millennium Copyright Act (“DMCA”). The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on JAG Media’s future business activities, it and its customers may be required to pay licensing fees in connection with digital sound recordings which JAG Media might deliver to its customers. Additionally, federal, state, local and foreign governmental organizations also from time to time consider other legislative and regulatory proposals that would regulate the Internet. Although JAG Media is also contemplating distribution by mobile phone, that sector is also regulated.
JAG Media cannot predict what new laws will be enacted or how courts will interpret both existing and new laws. As a result, JAG Media is uncertain as to how new laws or the application of existing laws may affect its business. For example, while JAG Media is not aware of any pending laws or regulations that would restrict its ability to disseminate market-based rumors and other information of unsubstantiated reliability, it is possible that such laws or regulations may be passed in the future. Increased regulation in this area could decrease the demand for its services, increase its cost of doing business or otherwise have a material adverse effect on its business, results of operations and financial condition. In addition, the ways in which internet companies deal with copyrighted content which appears on their sites are in flux.
Competition
Providing financial information and analysis over the Internet is an intensely competitive business. A large number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff. In addition, cable television is an increasingly important source of financial news and therefore competition.
JAG Media’s business competes to a different degree with the following information sources, many of which provide their information without charge:
•	Online financial news and information providers including Yahoo Finance, Marketwatch, TheStreet.com, Forbes.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com;

•	Internet portals and search engines such as AOL, MSN and Yahoo;

•	Traditional media sources such as The Wall Street Journal, Investor’s Business Daily, The Financial Times, Barrons, CNN/Money, and MSN Money/CNBC, all of which also have an Internet presence;

•	Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

•	Online brokerage firms such as TD Ameritrade, E*Trade Financial, Charles Schwab and Fidelity.
Because there is not a readily defined market in which JAG Media competes, it cannot predict which information source or sources will be its primary competition in the future. However, JAG Media expects competition from each of the above information sources to intensify and increase in the future. Most of JAG Media’s current and potential competitors have greater name recognition, larger financial, technical and marketing resources, and more extensive customer bases than it does, all of which could be leveraged to gain market share to our detriment. Such advantages would also permit its competitors to enter new sectors such as distribution through mobile phones, more easily than we will be able to do.
It is not difficult for new competitors to enter the market. Many blogs now provide financial information at no cost. Much of the information JAG Media provides is publicly available and it does not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering its markets. JAG Media’s current and future competitors may develop or offer services that have significant price, content, creative or other advantages over the services JAG Media provides.
In order for JAG Media to successfully compete in this business, it will need to reliably provide valuable services to a greater number of institutional and other subscribers who are willing to pay JAG Media fees sufficient to support such services. JAG Media believes that over time, if it can obtain sufficient funding, a successful implementation of its business strategy will allow JAG Media to compete successfully as a focused provider of timely investment information to institutional and retail customers.
Intellectual Property
JAG Media is the owner of the trademarks JAG NOTES — AHEAD OF THE MONEY, STREETSIDE and STREETSIDE WITH DAN DORFMAN. Each of the foregoing trademarks was approved in 2002 and has a duration period of ten years, at which time each of the trademarks must be renewed or they will expire. JAG Media does not consider these trademarks to be material to its business.
Website Technical Information
JAG Media leases one web server, which is the computer system on which all the content for its jagnotes.com website is maintained and through which it operate our jagnotes.com website. JAG Media’s U.S. server is maintained by Woodbourne Solutions and is located at their facility in Germantown, Maryland.
JAG Media’s Pixaya website is hosted by InnoTech. InnoTech has offices located in southern California and Raleigh, North Carolina. JAG Media’s Internet data center is located in Orange County, California. The Pixaya website is maintained internally by Pixaya employees.
Employees
As of July 31, 2007, JAG Media had six employees. As of that date, JAG Media had entered into employment agreements with two of its employees and its two executives.
Equity Line of Credit with YA Global
As of April 9, 2002, JAG Media entered into, and on July 8, 2004 and July 21, 2004, JAG Media amended, an Equity Line Purchase Agreement with YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. (“YA Global”), for a $10 million equity line pursuant to which JAG Media was able to sell its shares of common stock to YA Global from time to time. The purpose of such sales was to provide JAG Media with general working capital, including funds which might be required by virtue of its strategic plan. This agreement superseded JAG Media’s original equity line purchase agreement with YA Global, dated August 17, 2001. Effective May 25, 2006, as a condition of a new financing from YA Global, JAG Media terminated the Equity Line Purchase Agreement with YA Global, which had been scheduled to expire on August 28, 2006. As of its termination, $4,035,000 of our equity line had been utilized.
$2,000,000 Promissory Note
On February 2, 2005 JAG Media borrowed $2,000,000 from YA Global. The $2,000,000 loan was evidenced by a Promissory Note dated as of January 25, 2005 executed by JAG Media and YA Global, the repayment of which was subsequently extended on August 5, 2005. JAG Media used the proceeds of the loan for working capital and general corporate purposes.
Under the terms of the Promissory Note, as amended, the face amount of the Promissory Note and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by JAG Media upon delivery of put notices under the Equity Line Purchase Agreement with YA Global or (ii) in full by JAG Media within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Purchase Agreement, unless an extension were mutually agreed to by the parties in writing. Pursuant to the Promissory Note, JAG Media deposited in escrow 35 put notices under the Equity Line Purchase Agreement in an amount of $60,000 each and one request for a put under the Equity Line Purchase Agreement in an amount of $181,017. None of such put notices was ever released from escrow until they were all returned to JAG Media for cancellation. JAG Media paid to YA Global a fee of $100,000 in connection with this transaction as well as a $5,000 documentation fee.
As permitted by the terms of the Promissory Note, JAG Media opted to make three (3) interest payments to YA Global, each in the amount of $20,000, paid in a single lump sum of $60,000 on August 5, 2005.
Convertible Debentures
Effective May 25, 2006, pursuant to a letter agreement with YA Global, JAG Media converted $250,000 of the outstanding $2,000,000 principal of the Promissory Note into 1,250,000 shares of its common stock which JAG Media issued to YA Global. JAG Media converted the remaining $1,750,000 of the principal of the Promissory Note and $150,000 in accrued and unpaid interest into a $1,900,000 10% Secured Convertible Debenture which JAG Media also issued to YA Global on May 25, 2006.
In addition to refinancing its existing Promissory Note dated January 25, 2005, as amended August 5, 2005, in favor of YA Global, in May 2006 JAG Media obtained further financing in the principal amount of $2,250,000 from YA Global. In connection with all such financings, JAG Media issued three secured convertible debentures, bearing interest at 10% per year and payable in three years, in the aggregate principal amount of $4,150,000.
JAG Media may, in its sole discretion, redeem any and all amounts owed under such secured convertible debentures provided that the closing bid price of its common stock is less than the fixed conversion price, initially $0.40 per share, at the time JAG Media delivers notice to YA Global of its desire to redeem any amounts owed. JAG Media must pay a redemption premium of 10% on any amounts redeemed.
In connection with the $2,250,000 financing, JAG Media and its subsidiary, Pixaya LLC, entered into Security Agreements with YA Global effective May 25, 2006, which provide that the secured convertible debentures will remain secured by JAG Media’s assets and those of Pixaya LLC until the registration statement covering the shares into which such secured convertible debentures are convertible has been effective for 60 days. At such time, the security interests will automatically terminate provided JAG Media’s common stock is trading on the Nasdaq OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the secured convertible debentures.

YA Global has the right to convert the secured convertible debentures, at its sole option, into shares of JAG Media’s common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of JAG Media’s common stock during the 30 trading days prior to the conversion date.
If JAG Media issues shares of common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock, being common stock equivalents, entitling any person to acquire shares of common stock or common stock equivalents, at a price per share less than the then fixed conversion price, then, at the sole option of the holder of a debenture, the fixed conversion price shall be adjusted to mirror the lower conversion, exchange or purchase price for such new common stock, or common stock equivalents, at issue. No such adjustment shall be made as a result of issuances and exercises of options for compensatory purposes under our 1999 Long-Term Incentive Plan. The fixed conversion price of the secured convertible debentures is also subject to adjustment in connection with certain corporate transactions.
YA Global may not convert the secured convertible debentures into an amount of shares of JAG Media’s common stock that would result in it owning in excess of 4.99% of the then total outstanding shares of its common stock, unless YA Global chooses to waive such restriction, which waiver would be subject to a 65-day notice period. See Item 1A. “Risk Factors — Risks Related to JAG Media’s Capital Structure” for a description of the special risks posed by our issuance of the secured convertible debentures.
JAG Media paid YA Global a commitment fee equal to 10% of the disbursements of $2,250,000 at closing, as well as a $15,000 structuring fee and their counsel’s fee of $15,000.
There were two conversions aggregating $75,000 for 404,955 shares of JAG Media’s common stock under one of the secured convertible debentures during its fiscal year ended July 31, 2006 and conversions aggregating $555,000 for 4,432,111 shares under the same debenture during its fiscal year ended July 31, 2007.
The secured convertible debentures were amended, conditioned upon the effectiveness of JAG Media’s Merger with Cryptometrics, by letter agreements dated January 24, 2007, February 26, 2007, April 2, 2007, April 20, 2007, May 11, 2007, May 18, 2007, June 15, 2007, July 16, 2007, September 10, 2007 and November 7, 2007.
Warrants
In connection with the $2,250,000 new financing, JAG Media also issued to YA Global five warrants to purchase 12,000,000 shares of its common stock as follows: (i) Warrant No. CCP-1 exercisable for 2,000,000 shares at an exercise price of $0.40 per share; (ii) Warrant No. CCP-2 exercisable for 2,000,000 shares at an exercise price of $0.50 per share; (iii) Warrant No. CCP-3 exercisable for 2,000,000 shares at an exercise price of $0.60 per share; (iv) Warrant No. CCP-4 exercisable for 3,000,000 shares at an exercise price of $0.70 per share; and (v) Warrant No. CCP-5 exercisable for 3,000,000 shares at an exercise price of $0.80 per share. All five warrants expire in May 2011.
The exercise price and number of shares issuable pursuant to each of the warrants are also subject to adjustment in certain circumstances. In the event that JAG Media issues or sells any common stock, or is deemed to have issued or sold common stock through issuing stock options or convertible securities at or representing a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale, then immediately after the issuance or sale, the exercise price of the warrants then in effect will be reduced to an amount equal to the price at which the common stock was, or was deemed to be, sold or issued. No such adjustment shall be made as a result of issuances of shares under its 1999 Long-Term Incentive Plan. Upon each adjustment to the exercise price of the warrants, the number of shares issuable upon exercise of the warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of common stock issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. The exercise price and the number of shares issuable pursuant to each of the warrants is also subject to adjustment in connection with certain corporate transactions.
Unless it waives such restriction, which waiver would be subject to a 65-day notice period, YA Global may not exercise the warrants for an amount of shares of its common stock that would result in it owning in excess of 4.99% of the then outstanding shares of its common stock.

See Item 1A. “Risk Factors — Risks Related to JAG Media’s Capital Structure” for a description of the special risks posed by our issuance of the warrants.
Acquisition of Software Development Business
On November 24, 2004, JAG Media entered into a Business Sale Agreement with TComm Limited, a company organized in the United Kingdom, and Pixaya (UK) Limited (formerly known as TComm (UK) Limited), a company organized in the United Kingdom and its wholly-owned subsidiary. Effective October 3, 2005, TComm (UK) Limited formally changed its name to Pixaya (UK) Limited. The transactions contemplated by the Business Sale Agreement were consummated on November 24, 2004. Under the Business Sale Agreement, Pixaya purchased TComm Limited’s software development business which is focused on streaming video solutions and all of its assets related to that business. The business acquired has not generated any significant revenue as of the date of the acquisition or through July 31, 2007.
The one product line JAG Media continued to develop is SurvayaCam (previously known as CCMTV), which consists of software programs (and related hardware) intended to enable field personnel to send real-time video streams from the field to a central point where they can be viewed and archived, as well as to other locations where they can be viewed. JAG Media is also now attempting to market SurvayaCam through demonstrations and pilot program deployments of the product.
The purchase price paid to TComm Limited consisted of (i) 250,000 shares of JAG Media’s common stock, having a value based on the closing price of its common stock as of the close of business on the day prior to the acquisition, equal to approximately $42,500 and (ii) the payment of approximately $19,200 in cash. In addition, TComm Limited agreed not to compete with the business conducted by Pixaya for a period of two years from the closing date of the transaction. The Business Sale Agreement also contains customary representations and warranties. TComm Limited agreed to indemnify Pixaya for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000. TComm Limited entered into a lockup agreement with JAG Media pursuant to which it agreed not to sell or otherwise transfer its shares of common stock for a period of one year.
In connection with entering into the Business Sale Agreement, Pixaya entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by the TComm Limited. The employment agreements had a term of three years and automatically renew unless terminated by either party. Two of such employees are no longer employed by Pixaya.
Stock Dividend
On March 18, 2003, JAG Media announced its intention to declare a special stock dividend. To effect such dividend, JAG Media filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B common stock, par value $0.00001 per share, which was distributed by dividend to the stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B common stock for every 100 shares of common stock. Such shares of Series 2 Class B common stock are non-voting, have dividend and liquidation rights equal to the common stock and are redeemable, which redemption by JAG Media is mandatory to the fullest extent permitted by law within six months following final resolution of any related successor lawsuit to its now dismissed action in Texas federal court against various brokerage firms at a redemption price which is the greater of (a) par value or (b) ninety percent of the net proceeds to us of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such net amount. Although the original lawsuit has been dismissed with prejudice, JAG Media is investigating a successor or other lawsuit relating to the subject matter thereof which would qualify for the mandatory redemption provisions for this class of securities. The shares of Series 2 Class B common stock do not have a CUSIP number.

JAG Media’s transfer agent has completed the issuance and mailing of Series 2 Class B common stock dividend certificates to all registered beneficial shareholders and to all beneficial owners who appear on beneficial owner lists supplied by brokers which are consistent with their share position with the Depository Trust Company. Series 2 Class B common stock dividend certificates have not yet been mailed to certain beneficial owners because certain brokers have failed to submit a beneficial owner list to JAG Media’s transfer agent. The pending Merger with Cryptometrics, if consummated, will have no impact on the foregoing dividend payments.
Recapitalization
At the Annual Meeting on February 11, 2004, its stockholders approved, among other matters, a proposal to amend and restate Article Fourth of the Articles of Incorporation of JAG Media to:
(i) increase the aggregate authorized number of shares of all classes of stock from 200,000,000 to 300,440,000 of which (w) 250,000,000 shares shall be designated common stock, par value $0.00001 per share, (x) 400,000 shares shall be designated Series 2 Class B common stock, par value $0.00001 per share, (y) 40,000 shares shall be designated Series 3 Class B common stock, par value $0.00001 per share and (z) 50,000,000 shares shall be designated preferred stock, par value $0.00001 per share; and
(ii) reclassify each outstanding share of its existing Class A common stock and Series 1 Class B common stock into one share of common stock upon surrender of physical share certificates representing the existing Class A common stock and Series 1 Class B common stock for new common stock certificates.
The above-described recapitalization was effected on June 4, 2004 upon the filing of a Certificate of Amendment to JAG Media’s Articles of Incorporation with the Secretary of State of the State of Nevada. As a result of the recapitalization, the old shares of Class A common stock and Series 1 Class B common stock only represent the right to receive the applicable number of shares of the new common stock. The holder of such old shares will not have the right to vote or to receive any dividends or other distributions until such old shares have been exchanged for the new common stock.
Book Entry Shares Permitted
Our Articles of Incorporation as amended on June 4, 2004 required that the new “certificate only” shares must bear the name of the beneficial owner on the face of each stock certificate. As required by SEC regulation Rule 17Ad-20 which was adopted November 30, 2004 and became effective March 7, 2005, this requirement was deleted by a further amendment of our Articles of Incorporation at our shareholders meeting on February 24, 2005. Accordingly, our shares of Common Stock can now trade in certificate form or in book entry form through the Depository Trust Company.
Increase in Authorized Shares
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
See Item 3. — Legal Proceedings.
Where You Can Find More Information About Us
We are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You can read and copy any of this information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available from the SEC’s website at http://www.sec.gov. We will also gladly send any filing to you upon your written request to Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, at 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433.
ITEM 1A. RISK FACTORS
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
RISKS RELATED TO JAG MEDIA’S BUSINESS
JAG MEDIA HAS A HISTORY OF LOSSES, ANTICIPATES LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.
As of July 31, 2007, JAG Media had an accumulated deficit of $60,445,668. JAG Media may never achieve profitability. As a result, JAG Media believes that there is substantial doubt about its ability to continue as a going concern and its independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of JAG Media’s financial statements included in this Annual Report. JAG Media has made, and will continue to make, very significant expenditures well before its revenues increase sufficiently to cover these additional costs. JAG Media is not able to estimate when, if ever, its revenues will increase sufficiently to cover these costs. Internet users have only been attracted to subscription sites in limited areas. JAG Media subscription revenues are materially below its costs. JAG Media will continue to incur significant losses for the foreseeable future and cannot assure you that its revenue will grow in the future or that additional financing will be made available to it. Many dot-com companies have found it difficult to raise funds, and a number of such companies have gone bankrupt. If JAG Media requires additional funding and does not obtain it, JAG Media may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in JAG Media common stock.
JAG MEDIA WILL REQUIRE ADDITIONAL FUNDS TO MEET ITS CASH OPERATING EXPENSES AND ACHIEVE ITS CURRENT BUSINESS STRATEGY.
JAG Media will require more capital to meet its current operating expenses as well as any non-recurring costs or liabilities and to achieve its current business strategy. As JAG Media requires additional funds to sustain its operations as well as refocus its business and search for appropriate merger candidates it will have to seek additional equity or other financing. Such financing is very difficult for JAG Media to achieve and may not be available. Even if it is, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.
JAG Media cannot guarantee that it will be able to obtain additional financing as it needs it. When JAG Media operations require additional financing, if JAG Media is unable to obtain such financing on reasonable terms, JAG Media would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in JAG Media common stock.
JAG MEDIA HAS MATERIAL OUTSTANDING INDEBTEDNESS WHICH CAN ONLY BE REPAID BY ISSUING EQUITY.
In May 2006, JAG Media borrowed and refinanced a total of $4,150,000 (of which $1,920,000 plus accrued interest is currently outstanding) by issuing secured convertible debentures due May 2009, with an annual interest rate of 10%. As JAG Media anticipates that it will continue to have negative cash flow, the only foreseeable repayment source is through the sale of JAG Media equity. If JAG Media is unable to raise money by selling JAG Media common stock through private placements or otherwise as required to pay its indebtedness and interest thereon in a timely fashion, JAG Media will be in default. In such event, JAG Media may be forced to restructure, file for bankruptcy or cease operations, any of which could cause to you to lose all or part of your investment in JAG Media common stock.
JAG MEDIA HAS NO ARRANGEMENTS CURRENTLY IN EFFECT, SUCH AS THE EQUITY LINE IT HAS HISTORICALLY USED, TO PROVIDE IT WITH FUTURE LIQUIDITY.
As a condition of JAG Media’s financing in May 2006, JAG Media was required to cancel its existing equity line purchase agreement. Accordingly, JAG Media will not have access to its historical source of liquidity. As JAG Media anticipates that it will continue to have negative cash flow, the only foreseeable source of liquidity is through the sale of JAG Media equity. Without access to the readily available mechanism of an equity line, it will be more difficult and time consuming for JAG Media to arrange private placements or other sales of JAG Media common stock. If JAG Media is unable to raise money by selling JAG Media common stock through private placements or otherwise, it will be unable to meet its cash needs. If JAG Media is unable to meet its cash needs, JAG Media may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in JAG Media common stock.
JAG MEDIA MAY NOT BE ABLE TO STOP CONTRACTION OF JAG MEDIA SUBSCRIBER REVENUES AND ATTRACT SUFFICIENT INSTITUTIONAL CUSTOMERS.
JAG Media’s subscriber base has been shrinking and JAG Media has determined that it cannot expand its retail subscriber base for its traditional product. JAG Media believes that it must refocus its subscriber base on institutional customers to be successful, but does not currently have the funding to do so. JAG Media subscription revenues have leveled off at a level which cannot support its operating costs. During the year ended July 31, 2007, subscription revenues were approximately $178,000.
Although JAG Media would like to refocus its key subscriber base, its efforts have been ineffective. JAG Media’s competitors may be more successful than it is in attracting customers, or the number of institutional and other professional users seeking or willing to pay for financial information of the kind JAG Media provides may not increase or may even decrease. Any of these would adversely affect JAG Media. Because there is currently limited potential for Internet banner advertising revenues, if JAG Media cannot reverse the current shrinkage of its subscriber base or refocus such base, JAG Media will have little, if any, financial success.
JAG MEDIA HAS BEEN FORCED TO DISCONTINUE ITS COMMENTATORS AND THE FREE PORTION OF ITS WEBSITE WHICH MAY CAUSE JAG MEDIA TO LOSE SUBSCRIBERS.
In order to attempt to reduce costs, JAG Media has been forced to discontinue all its commentators as well as the entire free portion of its website. Accordingly, JAG Media runs the risk that existing and potential subscribers may not find the site valuable and its revenues may decline. Moreover, many of JAG Media’s competitors offer financial information for free and are likely to continue to do so, perhaps at an increasing rate. JAG Media’s current and potential subscribers may be unwilling to pay for its service if they feel they can receive comparable information for free.

JAG MEDIA HAS BEEN FORCED TO REDUCE ITS NUMBER OF EMPLOYEES WHICH MAY AFFECT THE QUALITY OF ITS REMAINING PRODUCTS AND CAUSE JAG MEDIA TO LOSE SUBSCRIBERS.
In order to attempt to reduce costs, JAG Media has been forced to reduce the number of its employees. In November 2005, JAG Media did not renew employment agreements with three of its employees. Additionally, one of JAG Media’s employees resigned in January 2006 and three more employees resigned in April 2007. JAG Media does not intend to replace any of the foregoing employees. From November 2005 to date, the number of JAG Media employees has been reduced by approximately 54%. Accordingly, JAG Media runs the risk that the quality of its remaining products — The JAGNotes (Upgrade/Downgrade) Report and the Rumor Room — as well as its principal remaining Pixaya product — SurvayaCam — may be adversely affected. In such a case, existing and potential subscribers may not find its site valuable and JAG Media revenues may decline and its Pixaya products may be delayed or have fewer features and potential revenues may be delayed or never realized.
JAG MEDIA MAY NOT BE SUCCESSFUL IN ITS ATTEMPT TO REFOCUS ITS BUSINESS STRATEGY TO TARGET PRIMARILY SUBSCRIPTIONS BY INSTITUTIONAL INVESTORS FOR ITS TRADITIONAL PRODUCT.
JAG Media’s efforts to include individual retail subscribers as part of its strategy to increase sales of JAG Media’s flagship JagNotes Report have been unsuccessful, and JAG Media has therefore decided to refocus its strategy on offering subscriptions solely to institutional investors and professional traders. Due to the uncertain nature of this undertaking and JAG Media’s lack of funding, this shift in business strategy may not be executed, or if executed may not be successful, and JAG Media may not realize any benefit from it.
JAG MEDIA MAY NOT BE SUCCESSFUL AT BUILDING BRAND AWARENESS OR BUILDING STRATEGIC RELATIONSHIPS.
JAG Media’s growth and success depends in part on its ability to build awareness of the JAG Media name. The Company changed its name to JAG Media in April 2002 after operating for almost three years under the name JagNotes.com. The JAG Media name has only limited recognition within the financial community and little if any recognition among the general public. JAG Media does not currently allocate any of its working capital to marketing and advertising the JAG Media name but rather relies solely upon strategic alliances to increase its name recognition. JAG Media’s ability to refocus its subscriber base, offer new services or otherwise expand the business will be limited if JAG Media cannot increase that name recognition. JAG Media cannot guarantee that it will be successful in doing so.
JAG MEDIA HAS NOT BEEN SUCCESSFUL IN SUFFICIENTLY REDUCING COSTS OR IN INCREASING REVENUES.
JAG Media’s costs continue to exceed its revenues, even though JAG Media believes it has reduced its costs as much as practically possible. At the same time, JAG Media revenues remain low. If such trends continue, JAG Media may be unable to meet its cash needs and it may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in JAG Media common stock.
JAG MEDIA MAY NOT BE ABLE TO FIND OR CONSUMMATE A SUITABLE MERGER OR ACQUISITION.
JAG Media is actively looking for merger or acquisition candidates that would be beneficial to it. Over the past years, JAG Media has entered into negotiations with several companies, but was able to complete only one very small acquisition. JAG Media cannot assure you that it will be able to find or consummate a suitable merger or acquisition. Its Merger Agreement with Cryptometrics may be terminated by either party at any time. Cryptometrics had revenues of $1,293,843, $215,661 and $681,854 for the fiscal years ended April 30, 2007, 2006 and 2005, respectively. Cryptometrics had losses of $11,113,200, $6,929,981 and $5,501,379 for the fiscal years ended April 30, 2007, 2006 and April 30, 2005, respectively. Even if JAG Media completes a merger or acquisition, the resulting business may not prove viable or result in losses. See “— Risks Related to the Proposed Merger and Cryptometrics’ Business.” JAG Media’s business will be adversely affected if it is unable to find a suitable merger or acquisition candidate and complete a business combination.
JAG MEDIA MAY BE EFFECTIVELY ACQUIRED AND MANAGED BY A BUSINESS WITH NO EXPERIENCE IN ITS SECTOR.
In order to expand its business substantially, JAG Media may have to merge with a business very different from JAG Media’s current activities, but to do so, JAG Media may have to issue many more of its shares than are now outstanding. JAG Media shareholders would have their holdings greatly diluted by such a transaction. The Merger with Cryptometrics is such a transaction. In addition, the company with which JAG Media merged would be in control and may have no expertise permitting it to effectively manage JAG Media’s current business. If the Merger is consummated, Cryptometrics would be in control and it has no experience in JAG Media’s business. Alternatively, JAG Media may not be able to find or it may not select a target company with management who are able to manage effectively the newly combined business or their own business. If JAG Media is unable to operate the new combined businesses at a profit or if JAG Media incurred substantial costs in merging the businesses, either of such eventualities could materially and adversely affect JAG Media business, results of operation and financial condition and could cause you to lose all or part of your investment in JAG Media common stock. See “— Risks Related to the Proposed Merger and Cryptometrics’ Business.”
JAG MEDIA MAY EXPERIENCE DIFFICULTIES IN DEVELOPING NEW AND ENHANCED SERVICES AND PRODUCTS.
JAG Media believes that its JAGNotes website will be more attractive to subscribers if JAG Media introduces additional or enhanced services in the future in order to retain its current users and attract new users. JAG Media’s first attempt to introduce streaming audio and video was not financially successful and the business was sold. JAG Media is considering various new enhanced services for its JAGNotes website, as well as new products for its Pixaya business unit, but adequate financing is not currently available.
In addition, JAG Media may experience other difficulties that could delay or prevent it from introducing such enhanced services. JAG Media may encounter technological problems in enhancing its websites and developing new products or enhancements to current products in its Pixaya business unit. JAG Media may need to modify significantly the design of these services on its websites and modify significantly (or discontinue, as JAG Media has already had to do) certain products and services being offered through its Pixaya business unit. JAG Media’s business could be adversely affected if it experiences difficulties in introducing or maintaining new services and products, if these new services and products are not accepted by users or if their cost exceeds the revenue they generate.
If JAG Media introduces enhanced service on its JAGNotes website that is not favorably received, its current users may not continue using its service as frequently. New users could also choose a competitive service over ours.
JAG MEDIA’S FAILURE TO RESPOND TO RAPID CHANGES IN TECHNOLOGY AND ITS APPLICATIONS AND INTENSE COMPETITION IN THE MOBILE SERVICES INDUSTRY PRODUCTS COULD MAKE JAG MEDIA SERVICES OBSOLETE.
If and when funds become available, JAG Media’s Pixaya business unit hopes to again develop software for the mobile phone and wireless environment. The mobile and wireless services industries are subject to rapid and substantial technological development and product innovations. To be successful, JAG Media must respond to new developments in technology and find new applications of existing technology in our Pixaya business unit for which JAG Media currently has no available funds. In addition, JAG Media’s response may be hindered if JAG Media requires, but cannot secure, rights to essential third party intellectual property. JAG Media competes against numerous companies offering alternative products and services to ours, most of which have much greater financial, marketing and technical resources to utilize in pursuing technological development.

JAG MEDIA MAY NOT SUCCESSFULLY ATTRACT OR MANAGE STRATEGIC ALLIANCES.
JAG Media currently intends to evaluate strategic alliances, partnerships or joint ventures, as a means of acquiring additional distribution. Pursuing such transactions will entail a number of risks and difficulties, including a continuing lack of available funds and personnel. JAG Media competes with a wide variety of information providers and there is substantial competition for distribution channels. JAG Media can offer no guarantee that it will be able to locate suitable candidates for alliances or risk sharing partners. If JAG Media is able to do so, it will require a high level of managerial skill to successfully evaluate and implement these transactions. While JAG Media has limited experience in evaluating and implementing transactions of this type, JAG Media cannot guarantee that it will be able to successfully pursue this strategy.
JAG MEDIA MAY HAVE TO DEFEND AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AND LIBEL AND DEFAMATION CLAIMS, WHICH MAY CAUSE SIGNIFICANT OPERATIONAL EXPENDITURES.
Parties may assert claims against JAG Media that it has violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. Parties could also bring libel, defamation or similar claims based on the content published on JAG Media’s websites. Any such claims, whether meritorious or not, could result in the expenditure of significant financial and managerial resources on JAG Media’s part, which could materially adversely affect its business, results of operations and financial condition, and your investment in JAG Media could be adversely affected.
FAILURE TO MAINTAIN JAG MEDIA’S REPUTATION FOR TRUSTWORTHINESS MAY REDUCE THE NUMBER OF ITS USERS, WHICH MAY HARM JAG MEDIA’S BUSINESS.
It is very important that JAG Media maintain its reputation as a trustworthy provider of financial news. The occurrence of events, including JAG Media’s misreporting a news story, could harm its reputation for trustworthiness. These events could result in a significant reduction in the number of its subscribers, which could materially adversely affect its business, results of operations and financial condition, and your investment in JAG Media could be adversely affected.
JAG MEDIA DEPENDS ON KEY PEOPLE IN MANAGEMENT AND OPERATIONS.
JAG Media depends on its key employees’ contacts within the professional financial community for certain information that it provide to its subscribers. Accordingly, JAG Media’s success will be largely dependent on its ability to retain Mr. Thomas J. Mazzarisi, its Chairman, Chief Executive Officer and General Counsel, and Mr. Stephen J. Schoepfer, its President, Chief Operating Officer, Chief Financial Officer and Secretary. JAG Media may also need to attract and retain additional qualified officers, software developers and other key personnel in the future in order to successfully manage its new strategy. JAG Media may not be able to attract or retain the requisite personnel or have the requisite funding to hire them. If JAG Media loses the services of any of its key personnel or is unable to attract, hire, train and retain qualified officers, software developers and other key personnel, its business, and your investment in JAG Media could be adversely affected.
CERTAIN TERMS OF THE EMPLOYMENT AGREEMENTS OF JAG MEDIA’S EXECUTIVE OFFICERS COULD DISCOURAGE A POTENTIAL TAKEOVER OF JAG MEDIA BY A THIRD PARTY.
Pursuant to the amended and restated employment agreements of Thomas J. Mazzarisi, JAG Media’s Chairman, Chief Executive Officer and General Counsel, and Stephen J. Schoepfer, JAG Media’s President, Chief Operating Officer, Chief Financial Officer and Secretary, each executive may resign upon a change-in-control of JAG Media. A “change in control” shall be deemed to have occurred if, among other things, there is an acquisition of 30% or more of JAG Media then outstanding shares of common stock. If such executive opts to resign from his position at JAG Media, he shall be entitled to receive (i) continued medical and life insurance coverage for a severance period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term, (ii) a lump sum cash payment equal to the executive’s highest rate of annual salary in effect during the term multiplied by the severance period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive’s then current salary rate and (iv) accelerated vesting of all of the executive’s outstanding stock options. Furthermore, immediately prior to a change-in-control, each of Messrs.

Mazzarisi and Schoepfer shall also be granted an option to acquire 1,000,000 shares (reduced to 750,000 shares in connection with the Merger) of JAG Media common stock at an exercise price equal to the fair market value of the stock prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Any or all of these provisions may have the effect of preventing or discouraging an attempt by a party to take over or otherwise gain control of JAG Media or reduce the price which such a party is willing to pay for JAG Media.
JAG MEDIA MAY FACE DIFFICULTIES CONCERNING CONTINUED AVAILABILITY OF ITS SOURCES OF INFORMATION FOR ITS PRODUCTS.
JAG Media’s JAGNotes and Rumor Room products rely on information from independent third party sources. JAG Media does not maintain written agreements with these sources to provide this information, so JAG Media cannot guarantee that any of these sources will continue to provide the information necessary to maintain these products on its site. If information from these sources is altered, curtailed or discontinued this could adversely affect the quality or even the viability of these products. This, in turn, could decrease the demand for its site and revenues.
JAG MEDIA MAY BECOME A PARTY TO VARIOUS LEGAL PROCEEDINGS RELATING TO THE DISSEMINATION OF RUMORS AND OTHER INFORMATION OF QUESTIONABLE RELIABILITY.
Information posted in the Rumor Room consists of rumors and other information received from third party sources that may have no reasonable factual basis. JAG Media realizes that rumors are inherently unreliable, and it provides a cautionary note on this portion of its site reminding subscribers that cyberfraud is prevalent and that rumors should not be relied upon when making investment decisions. There can be no assurance that JAG Media will be able to prevent the unlawful posting of misleading, fraudulent or intentionally erroneous information, however, and the law relating to its potential liability relating to such activity is currently unsettled. The potential imposition of liability for unlawful activities of subscribers to its site could require JAG Media to implement measures to reduce its exposure to such liability, which may require JAG Media, among other things, to spend substantial resources and/or to discontinue certain service offerings. In addition, it is possible that JAG Media could become subject to various legal proceedings alleging, among other things, that it has intentionally disseminated or has aided and abetted others in intentionally disseminating false information. These claims, even without merit, could cause JAG Media to expend significant financial and managerial resources, which could adversely affect JAG Media business operations.
THE UNCERTAINTY OF FUTURE GOVERNMENT REGULATION OF THE INTERNET MAY ADD TO JAG MEDIA’S OPERATING COSTS.
Like many businesses engaging in Internet-related activities, JAG Media may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet and e-commerce. JAG Media believes that it is not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. For example, if the government determines that JAG Media’s website and the types of activities engaged in by visitors and/or subscribers to JAG Media’s website should be subject to new or existing rules or regulations, JAG Media’s business model may be adversely affected and JAG Media’s operating costs may increase. In addition, as an Internet company it is unclear in which jurisdictions JAG Media is actually conducting business. JAG Media’s failure to qualify to do business in a jurisdiction that requires it to do so could subject JAG Media to fines or penalties and could result in its inability to enforce contracts in that jurisdiction. Even if JAG Media were able to ascertain correctly in which jurisdictions it conducts business, many of these jurisdictions have yet to determine the application of their existing laws to Internet-related activities or develop laws that apply to such activities.

JAG MEDIA COULD BE DEEMED TO BE AN INVESTMENT ADVISER SUBJECT TO FEDERAL OR STATE REGULATORY OVERSIGHT.
Companies and individuals that provide financial advice to investors in the United States are generally required to register as an investment adviser at either the federal or state level, and are subject to extensive regulation. JAG Media believes that its business consists of a publishing activity for which investment adviser registration and regulation do not apply under applicable federal or state law, and it does not believe that it is required to register as an investment adviser with either the SEC or any of the various states. The regulatory environment in which JAG Media operates is subject to change, however, and JAG Media could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future. Such registration could adversely affect JAG Media’s method of operation and revenues. For example, if JAG Media were ever deemed to be in non-compliance with applicable investment adviser regulations, JAG Media could be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders or other adverse consequences.
RISKS RELATED TO JAG MEDIA’S INDUSTRY
JAG MEDIA’S BUSINESS IS CURRENTLY DEPENDENT ON THE CONTINUED PUBLIC INTEREST IN THE STOCK MARKET.
The volatility of the stock market in the 1990s generated unprecedented public interest in the stock market and trading. JAG Media’s success depends upon the continued maintenance or growth of this interest. The subsequent downturn in the stock market may have been in part responsible for an overall decrease in subscription revenues since the end of JAG Media’s second fiscal quarter of 2001. Even though the market has recovered to some extent, JAG Media’s revenues have generally continued to decline. A number of factors that are out of JAG Media’s control could lead to a stagnate or depressed stock market which would likely decrease the public’s interest in stock trading and financial information. If this were to happen, it is likely that JAG Media would lose a significant percentage of its then current and potential subscriber base.
JAG MEDIA STOCK — AND TECHNOLOGY AND INTERNET STOCKS GENERALLY — HAVE BEEN AND MAY CONTINUE TO BE VOLATILE.
The market for JAG Media stock has been and is likely to continue to be highly volatile and subject to wide price and volume fluctuations. These variations are the result of many factors, most of which are beyond its control. Furthermore, Internet and technology related stocks generally have been subject to wide fluctuations in price and volume that often appear to be unrelated to the operating results of these companies. The burst of the dot-com bubble and continued volatility of the stock market has made it difficult for many dot-com companies to raise funds, and a number of such companies have gone bankrupt. Such volatility can present risks for investors. Moreover, such volatility often leads to securities litigation brought by investors who are seeking to recoup losses resulting from rapid and significant drops in price and/or volume. While JAG Media is not aware of any pending or threatened suit or basis therefor, such suits are costly and it could be adversely affected if such a suit were brought against it.
MOST OF JAG MEDIA’S CURRENT AND POTENTIAL COMPETITORS HAVE GREATER NAME RECOGNITION, FINANCIAL, TECHNICAL AND MARKETING RESOURCES, AND MORE EXTENSIVE CUSTOMER BASES AND INDUSTRY RELATIONSHIPS THAN JAG MEDIA DOES, ALL OF WHICH COULD BE LEVERAGED TO GAIN MARKET SHARE TO JAG MEDIA’S DETRIMENT.
JAG Media’s website’s primary current competitors provide financial news, commentary and analysis on the Internet such as Yahoo Finance, Marketwatch, TheStreet.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com. Providing financial information and analysis over the Internet is an intensely competitive business. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and JAG Media continues to face competition from traditional news and information sources including television and print. JAG Media expects competition from both sources to intensify and increase in the future. Many such competitors have substantially greater financial and other resources than JAG Media.

JAG Media major competitors currently include:
•	Online financial news and information providers including Yahoo Finance, Marketwatch, TheStreet.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com;

•	Internet portals and search engines such as America Online, MSN and Yahoo;

•	Traditional media sources such as The Wall Street Journal, Investor’s Business Daily, The Financial Times, Barrons, CNN/Money, and MSN Money/CNBC, all of whom also have an Internet presence;

•	Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

•	Online brokerage firms such as TD Ameritrade, E*Trade Financial, Charles Schwab and Fidelity.
JAG MEDIA IS IN AN INTENSELY COMPETITIVE BUSINESS WITH LOW BARRIERS TO ENTRY.
The barriers to entry into JAG Media’s business are relatively low — i.e., it is not difficult for new competitors to enter the market. Many blogs now provide financial information at no cost. Much of the information JAG Media provides to subscribers is available and JAG Media does not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering JAG Media’s markets. JAG Media’s current and future competitors may develop or offer services that have significant price, substantive, creative or other advantages over the services JAG Media provides. If they do so and JAG Media is unable to respond satisfactorily, its business and financial condition will likely be adversely affected.
JAG MEDIA MAY NOT BE ABLE TO ADEQUATELY PROTECT ITSELF AGAINST SECURITY RISKS.
All Internet businesses are subject to electronic and computer security risks. JAG Media has taken steps to protect itself from unauthorized access to its systems and use of its site, but JAG Media cannot guarantee that these measures will be effective. If JAG Media security measures are ineffective, unauthorized parties could alter, misappropriate, or otherwise disrupt JAG Media service or information. If such unauthorized parties were able to access certain of JAG Media’s, or JAG Media customers’, proprietary information, including subscribers’ credit card numbers, JAG Media would face significant unexpected costs and a risk of material loss, either of which could adversely affect JAG Media’s business.
RISKS RELATED TO JAG MEDIA’S CAPITAL STRUCTURE
SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM THE CONVERSION OF THE SECURED CONVERTIBLE DEBENTURES INTO JAG MEDIA COMMON STOCK.
JAG Media has issued secured convertible debentures in the current aggregate principal amount outstanding of $1,920,000 to YA Global. Such debentures are convertible into shares of JAG Media’s common stock at the lesser of $.40 per share or 90% of the lowest volume weighted average price of JAG Media’s common stock during the 30 days immediately preceding the conversion date as quoted by Bloomberg. The conversion price can be further reduced by adjustments upon the occurrence of various corporate transactions, including any issuance of shares of JAG Media common stock, or rights thereto, for a price less than $.40 per share, in which event such lower issue price shall become the new fixed conversion price.
The conversion of the secured convertible debentures will result in dilution to the interests of other holders of JAG Media common stock since the holder may ultimately convert the full amount of the secured convertible debentures and sell all of the shares of JAG Media common stock it receives into the public market. The following table sets forth the number and percentage of shares of JAG Media common stock that would be issuable if the holder of the debentures converted at the initial fixed conversion price of $0.40 and reduced conversion prices of $0.30, $0.20, $0.15, $0.10 and $0.05.

	Number of Shares
	Issuable on Conversion	Percentage of
	of Convertible	Issued and
Conversion Price	Debentures(1)	Outstanding(2)
$0.40	4,800,000	8%
$0.30	6,400,000	11%
$0.20	9,600,000	16%
$0.15	12,800,000	20%
$0.10	19,200,000	27%
$0.05	38,400,000	43%

(1)	Represents the number of shares issuable if all principal amounts of all of the secured convertible debentures were converted at the corresponding conversion price without regard to any contractual or other restriction on the number of securities the selling stockholder may own at any point in time.

(2)	Represents the percentage of JAG Media total outstanding common stock prior to conversion, based on 51,783,163 shares issued and outstanding (excluding shares of JAG Media prior classes of common stock exchangeable on presentation for shares of JAG Media current common stock) on October 31, 2007, represented by the shares issuable on conversion of all the secured convertible debentures as shown in the prior column.
THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF THE SECURED CONVERTIBLE DEBENTURES COULD REQUIRE JAG MEDIA TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO JAG MEDIA EXISTING STOCKHOLDERS.
The number of shares of common stock issuable upon conversion of the secured convertible debentures will increase if the market price of JAG Media stock declines, which will cause dilution to JAG Media’s existing stockholders. JAG Media’s obligation to issue shares upon conversion of the secured convertible debentures is essentially limitless if the trading price per common share declines towards zero, as the number of shares of common stock into which the secured convertible debentures can be converted is based on the trading price per share of JAG Media’s common stock.
SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM THE EXERCISE OF THE WARRANTS TO PURCHASE JAG MEDIA COMMON STOCK.
JAG Media issued warrants to purchase 12,000,000 shares of its common stock to YA Global. The initial conversion price of such warrants is as follows: $.40 per share for 2,000,000 shares, $.50 per share for 2,000,000 shares, $.60 per share for 2,000,000 shares, $.70 per share for 3,000,000 shares, and $.80 per share for 3,000,000 shares. All such warrants expire in May, 2011. The specified exercise price of each warrant can be further reduced by adjustments upon the occurrence of various corporate transactions, including any issuance of shares of JAG Media common stock for a price less than the relevant warrant price, in which event such lower issue price shall become the new warrant exercise price and the number of shares issuable upon exercise of the warrant shall be proportionately increased.
Accordingly, because of the adjustment features of the exercise price of the warrants and the number of JAG Media shares of common stock purchasable on exercise of the warrants, you may experience substantial dilution upon exercise of the warrants. In addition, you may experience substantial dilution if the price of shares of JAG Media common stock increases to a level greater than the adjusted exercise prices.

JAG MEDIA HAS LIMITED CASH RESOURCES WHICH EXPOSES JAG MEDIA TO CLAIMS.
As of July 31, 2007, JAG Media had approximately $500 in cash and a working capital deficiency of $12,087,000. Such low levels of cash restrict JAG Media’s ability to operate and expose it to claims and lawsuits whatever the merits of such claims may be. If a claim or lawsuit is pursued against JAG Media and JAG Media does not have adequate cash at the time to defend against it, JAG Media may be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in JAG Media’s common stock.
THE MARKET FOR JAG MEDIA’S STOCK IS LIMITED.
JAG Media’s common stock is traded on the Pink Sheets. Trading activity in JAG Media’s stock has fluctuated and at times been limited. JAG Media cannot guarantee that a consistently active trading market for JAG Media stock will continue, especially while JAG Media remains on the Pink Sheets.
THE RESALE BY YA GLOBAL OF JAG MEDIA’S SHARES MAY LOWER THE MARKET PRICE OF JAG MEDIA’S COMMON STOCK.
The resale by YA Global of JAG Media’s shares of common stock that it receives from JAG Media on conversion of the convertible debentures or in exercise of the warrants will increase the number of JAG Media publicly traded shares, which could lower the market price of JAG Media’s common stock. Moreover, the shares that JAG Media issues to YA Global, or such other holders, will be available for immediate resale. There are no contractual restrictions on the ability of YA Global to offer shares issued to it pursuant to JAG Media’s convertible debentures and warrants, other than the limitation that YA Global cannot beneficially own more than 4.99% of JAG Media’s then outstanding shares of common stock. However, YA Global can waive such limitation and can then receive and dispose of shares as often and as quickly as it wishes to do so. If YA Global continues to immediately resell such shares, the market price for JAG Media’s shares could decrease significantly and you could experience significant dilution. In addition, the mere prospect of such transactions could lower the market price for JAG Media’s common stock.
The shares of JAG Media’s common stock issuable to YA Global under the secured convertible debentures will be issued at least at a 10% discount to the defined market price of JAG Media’s common stock at the time of the sale. Because YA Global is acquiring JAG Media’s shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. In addition, the perceived risk of dilution and the resulting downward pressure on JAG Media’s stock price could encourage third parties to engage in short sales of JAG Media’s common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in JAG Media’s common stock. These factors could also make it more difficult for JAG Media to raise funds through future offerings of common stock.
A LARGE PERCENTAGE OF JAG MEDIA’S STOCK COULD BE OWNED BY YA GLOBAL.
YA Global could beneficially own up to 4.99% of shares of JAG Media’s common stock, or at present approximately 2,700,000 shares of JAG Media’s issued and outstanding common stock. Since YA Global can waive such limit, the number of shares it can own is essentially limitless if the trading price of JAG Media shares approaches zero, as the number of shares of common stock into which the secured convertible debentures can be converted is based on the trading price per share of JAG Media common stock. Solely by way of example, if YA Global were to own the 66,000,000 shares attributable to it which JAG Media registered under JAG Media’s registration statement, such a total number of shares would represent approximately 56% of JAG Media’s outstanding shares. If all or most of these shares, or even more shares, are issued to, and held by, YA Global, it would be able to control the disposition of any matter submitted to a vote of stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of JAG Media. In addition, if YA Global chooses to sell a substantial number of shares of JAG Media’s common stock in the public market at or about the same time, such sales could cause the market price of JAG Media’s common stock to decline. In addition, the sale of these shares could impair JAG Media’s ability to raise capital through the sale of additional stock.

BECAUSE JAG MEDIA’S STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE PINK SHEETS, JAG MEDIA’S STOCK IS CONSIDERED BY THE SEC A “PENNY STOCK,” WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.
JAG Media’s common stock does not currently qualify for listing on the Nasdaq Capital Market, and JAG Media does not anticipate that it will qualify for such a listing in the foreseeable future in the absence of a significant merger or acquisition. If JAG Media’s common stock continues to be quoted on the Pink Sheets or Nasdaq OTC Bulletin Board, and if the trading price of JAG Media’s common stock remains less than $5.00 per share, JAG Media’s common stock is considered a “penny stock,” and trading in JAG Media’s common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be large price fluctuations.
JAG MEDIA’S AMENDED CHARTER CONTAINS PROVISIONS WHICH MAY DISCOURAGE AN UNAFFILIATED PARTY TO TAKE JAG MEDIA OVER.
On April 26, 2006, JAG Media increased its authorized common stock by 250 million additional shares of stock. Without further stockholder action, the Board of Directors of JAG Media could authorize the issuance of about 400,000,000 shares of common stock as well as preferred stock with special voting rights by class or with more than one vote per share, to a “white knight” in order to deter a potential buyer of JAG Media. This might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media.
YOUR OWNERSHIP OF SHARES IN JAG MEDIA COULD BE IN DOUBT DUE TO POSSIBLE NAKED SHORTING OF JAG MEDIA COMMON STOCK.
JAG Media’s Board of Directors believes, but cannot confirm, that speculators may have engaged in a practice commonly known as a “naked short” sale of JAG Media’s stock, which means that certain brokers may be permitting their short selling customers to sell shares of JAG Media’s stock that their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. JAG Media has from time to time been included by Nasdaq on the Regulation SHO Threshold Security List which is indicative of a significant amount of naked shorting in the stock. Because naked shorting may result in an artificial depression of JAG Media’s stock price, you could lose all or part of your investment in JAG Media’s common stock. As a result of this naked short selling, there may be a substantial number of purchasers who believe they are stockholders of JAG Media but who in fact would not be stockholders since their brokers may never have received any shares of JAG Media for their account. In addition, investors who believe they are stockholders may not have received JAG Media’s stock dividend to which they are entitled or may have been deprived of the right to vote some or all of their shares.
RISKS RELATED TO THE PROPOSED MERGER AND CRYPTOMETRICS’ BUSINESS
There is no assurance that the pending Merger between JAG Media and Cryptometrics will ever be consummated or if it is consummated, that it will be pursuant to the terms set forth in the Merger Agreement. In addition to the risks relating to the businesses of JAG Media which are described above, you should carefully consider the following risk factors relating to the possible Merger.
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
MANAGEMENT OF THE BUSINESS AFTER THE MERGER.
In accordance with the terms of the Merger Agreement, the directors and executive officers of Cryptometrics will become the directors and executive officers of JAG Media (to be renamed “Cryptometrics, Inc.”). The new directors and executive officers of JAG Media may not have the expertise or capacity to effectively manage the JAG Media business or the combined businesses after the Merger. If they are unable to operate the new combined businesses at a profit or if substantial costs are incurred in managing the merging of the businesses, either of such eventualities could materially and adversely affect JAG Media’s business, results of operations and financial condition and could cause you to lose all or part of your investment in JAG Media common stock.
CRYPTOMETRICS’ STOCKHOLDERS WILL EXERCISE SIGNIFICANT CONTROL OVER JAG MEDIA AS A RESULT OF THE MERGER.
After the Merger, under the current terms of the Merger Agreement, as amended, Cryptometrics’ stockholders just prior to the Merger will own approximately 88% of the outstanding common stock of JAG Media just after the Merger. As a result, the stockholders of Cryptometrics will have the ability to control JAG Media. Two Cryptometrics shareholders, who will also become the Co-Chief Executive Officers of JAG Media after the Merger, will own controlling blocks of shares of JAG Media common stock giving them extensive control and direction of all aspects of JAG Media’s strategy and businesses.
FUTURE ISSUANCES OF JAG MEDIA’S COMMON STOCK COULD DILUTE CURRENT STOCKHOLDERS OR ADVERSELY AFFECT THE MARKET.
Future issuances of JAG Media’s common stock after the Merger could be at values substantially below the price paid by the current holders of JAG Media’s common stock or those Cryptometrics stockholders who will exchange their shares of Cryptometrics common stock for JAG Media common stock in connection with the Merger. JAG Media anticipates that the shares of its common stock will be issued to pay off the principal and interest of its outstanding indebtedness and additional shares may be issued to raise cash. In addition, common stock could be issued to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Future sales of JAG Media’s common stock, whether upon original issuance or by current stockholders or persons acquiring JAG Media’s common stock upon the exercise of convertible debentures, warrants or stock options, or upon the conversion of any newly authorized convertible preferred stock or to pay off JAG Media’s convertible debentures may depress the market price for JAG Media common stock.
Sales of substantial amounts of JAG Media’s common stock in the public market, or even just the prospect of such sales, could depress the prevailing market price of JAG Media’s common stock and its ability to raise equity capital in the future.
CRYPTOMETRICS HAS A HISTORY OF LOSSES AND ANTICIPATES THAT IT WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE. CRYPTOMETRICS DOES NOT HAVE A SIGNIFICANT SOURCE OF REVENUE AND MAY NEVER GENERATE AN OPERATING PROFIT.
As of April 30, 2007, Cryptometrics’ accumulated deficit was approximately $27,916,030. Cryptometrics revenues for its fiscal years ended April 30, 2007 and 2006 were $1,293,843 and $215,661 respectively. Cryptometrics expects to incur operating losses for the foreseeable future. Cryptometrics may never generate an operating profit or, even if Cryptometrics does become profitable from operations at some point, it may be unable to sustain that profitability.

CRYPTOMETRICS MAY REQUIRE ADDITIONAL CAPITAL FOR ITS OPERATIONS AND OBLIGATIONS, WHICH IT MAY NOT BE ABLE TO RAISE OR, EVEN IT IF DOES, COULD HAVE DILUTIVE AND OTHER NEGATIVE EFFECTS ON IT STOCKHOLDERS.
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
Cryptometrics believes that its success depends on the continued employment of its senior management team, including Robert Barra, its Co-Chairman and Co-Chief Executive Officer; Michael A. Vitale, its Co-Chairman and Co-Chief Executive Officer; Joel Shaw, its Chief Strategy Officer; and Dario Berini its Senior Vice President of Operations and Sales. If one or more of these executive officers were unable or unwilling to continue in their present positions, Cryptometrics’ business, financial condition and operating results could be materially adversely affected.
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

CRYPTOMETRICS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF ITS REVENUES. THE LOSS OF ANY KEY CUSTOMER WITHOUT REPLACEMENT COULD SUBSTANTIALLY REDUCE CRYPTOMETRICS’ FUTURE REVENUES.
During the fiscal years ended April 30, 2007 and 2006, Cryptometrics’ revenues were largely derived from one key customer accounting for approximately 85% of its revenue and two key customers accounting for approximately 56% and 40% of its revenues, respectively. The loss of any of these customers and the inability to replace them with equally important new customers could substantially reduce Cryptometrics’ future revenues and result in a material adverse effect on its business.
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
RISKS RELATED TO NO FAIRNESS OPINION
No independent investment banker or other professional has been retained to issue an opinion with respect to the fairness of the exchange ratio of JAG Media’s common stock and Cryptometrics common stock to either JAG Media’s stockholders or Cryptometrics’ stockholders. The ratio was reached through negotiation by the two companies and was found fair to the stockholders of JAG Media solely by its Board of Directors and fair to the stockholders of Cryptometrics solely by its Board of Directors.

RISKS OF NON-COMPLETION COSTS
Merger-related costs consist principally of charges related to professional services, mailing and printing costs, registration and other regulatory costs and are expected to be approximately $1,000,000. In the event that the Merger is not consummated, each party will still each remain liable to pay its share of the total Merger-related costs, although JAG Media may be required under certain circumstances to issue up to 1,000,000 shares of JAG Media Common Stock to Cryptometrics in connection with expenses advanced by it.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
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
ITEM 3. LEGAL PROCEEDINGS
On June 20, 2002, JAG Media and its then President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell JAG Media stock. The original lawsuit was subsequently amended on June 24, 2002 and was removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in the United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action proceeded in the federal district court. On October 1, 2003, the Court denied various motions to dismiss made on behalf of the defendants. However, in its ruling, the Court indicated that all motions to dismiss could have been granted in light of the defective pleadings made by plaintiffs and allowed plaintiffs 20 days to file an amended complaint to comply with certain pleading requirements of the Court. Plaintiffs filed an amended complaint within the required period. Discovery was stayed while the motions to dismiss were pending.
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
On December 3, 2004, JAG Media announced that its original counsel had assigned its legal retainer agreement in connection with the lawsuit to a legal consortium consisting of various law firms and other consultants throughout the country, which includes JAG Media’s original counsel. JAG Media has met with its new attorneys and continues to evaluate with them its options for recommencing an action against certain defendants and possibly other parties in light of the court’s order.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
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
For the period covered below, our Common Stock traded in the over-the-counter market on the Pink Sheets under the symbol JAGH. The following table based on Bloomberg L.P. reflects quarterly high and low bid prices of our Common Stock from August 1, 2005 through July 31, 2007. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2006

First Quarter, ending October 31, 2005	0.30	0.02

Second Quarter, ending January 31, 2006	0.46	0.14

Third Quarter, ending April 30, 2006	0.41	0.19

Fourth Quarter, ending July 31, 2006	0.33	0.20

Fiscal Year 2007

First Quarter, ending October 31, 2006	0.30	0.05

Second Quarter, ending January 31, 2007	0.45	0.12

Third Quarter, ending April 30, 2007	0.60	0.30

Fourth Quarter, ending July 31, 2007	1.45	0.44
We issued shares of our Series 2 Class B Common Stock to holders of record as of April 14, 2003 of our then Class A Common Stock. We issued shares of our Series 3 Class B Common Stock to an investor in June 2003 and to an investor in September 2003. A public trading market for the Series 2 Class B Common Stock and the Series 3 Class B Common Stock never developed.
As of October 31, 2007, there were 1,374 stockholders of record of our Common Stock, excluding 1,384 holders of shares of prior classes of common stock which can be converted into our current Common Stock upon presentation in accordance with the terms of our recapitalizations in 2002 and 2004 described above. On October 31, 2007, the closing bid price for our Common Stock was $0.81.
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
As of October 31, 2007, we had (i) 51,379,914 shares of Common Stock issued and outstanding, (ii) 381,749 shares of Series 2 Class B Common Stock, (iii) 21,500 shares of Series 3 Class B Common Stock issued and outstanding, and (iv) no shares of preferred stock issued and outstanding. In addition, 1,733,073 shares of prior classes of common stock may be converted into a similar number of shares of Common Stock upon presentation in accordance with the terms of our recapitalizations in 2002 and 2004 described above.
General
The rights, preferences, privileges and restrictions of the Common Stock, Series 2 Class B Common Stock and Series 3 Class B Common Stock are set forth in full in the form of Articles of Incorporation as amended of JAG Media which are on file with the Secretary of State of the State of Nevada and the form of restated Articles of Incorporation filed as an exhibit to this Annual Report on Form 10-K, and the following description should be read in conjunction with, and is qualified in its entirety by reference to, the Articles of Incorporation of JAG Media.
Voting Rights
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
Distribution of Assets
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
Dividends
Holders of Common Stock, Series 2 Class B Common Stock and Series 3 Class B Common Stock shall be entitled to receive, on an equal basis, such dividends, payable in cash or otherwise, as may be declared thereon by the Board of Directors from time to time out of the assets or funds of JAG Media legally available therefor.
Mandatory Redemption
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
Preemptive Rights
None of the Common Stock, Series 2 Class B Common Stock or Series 3 Class B Common Stock will carry any preemptive rights enabling a holder to subscribe for or receive shares of JAG Media of any class or any other securities convertible into any class of shares of JAG Media.
Preferred Stock
JAG Media’s Board of Directors is authorized to issue the preferred stock and the terms of the preferred stock, including dividend rates, conversion prices, voting rights, redemption prices and similar matters, shall be determined by JAG Media’s Board of Directors.
Future Financings and Acquisitions
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
Anti-Takeover Effects
The Amended and Restated Articles of Incorporation of JAG Media could have a potential anti-takeover effect with respect to JAG Media. In 2006, our shareholders authorized 250,000,000 additional shares of stock.
Without further stockholder action, the Board of Directors of JAG Media could authorize the issuance of all or any part of such additional shares, as well as our Preferred Stock with special voting rights by class or with more than one vote per share, to a “white knight” in order to deter a potential buyer of JAG Media. As a result, our recapitalization and other actions might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of the Board of Directors of JAG Media to take over or otherwise gain control of JAG Media. As of the date of this Annual Report on Form 10-K, except as disclosed elsewhere herein, management knows of no specific effort to accumulate securities of JAG Media or to obtain control of JAG Media by means of a merger, amalgamation, tender offer or solicitation in opposition to management or otherwise, except for the pending transaction with Cryptometrics, Inc., as discussed above under Item 1. Business — “Our Strategy”.
Options
As of July 31, 2007, we had options outstanding to purchase an aggregate of 1,000,000 shares of our Common Stock at an exercise price of $0.02 per share, all of which were vested, at any time prior to various dates through March 2012.

Warrants
As of July 31, 2007, we had warrants outstanding to purchase an aggregate of 12,000,000 shares of our Common Stock as follows: 2,000,000 at each of $0.40, $0.50 and $0.60 per share and 3,000,000 at each of $0.70 and $0.80 per share. All five warrants expire in May 2011.
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
Unless it waives such restriction, which waiver would be subject to a 65-day notice period, YA Global may not exercise the warrants for an amount of shares of our common stock that would result in it owning in excess of 4.99% of the then outstanding shares of our common stock. See Item 1A. Risk Factors — “Risks Related to JAG Media’s Capital Structure” for a description of the special risks posed by our issuance of the warrants.
Convertible Debentures
In May 2006, we issued to YA Global three secured convertible debentures, bearing interest at 10% per year and payable in three years, in the aggregate principal amount of $4,150,000, each convertible into shares of our common stock. During our fiscal year ended July 31, 2007, YA Global converted an aggregate of $555,000 of the secured convertible debentures into 4,432,111 shares of our common stock. For a further description of the secured convertible debentures and the rights of the holders thereto, see Item 1, Business — “Convertible Debentures” and below in this Item 5 — “Recent Sale of Unregistered Securities.”
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
On March 18, 2003, we announced our intention to declare a special stock dividend. To effect such dividend, we filed a Certificate of Designation with the Secretary of State of the State of Nevada on April 11, 2003 which designated a new series of Class B Common Stock, par value $0.00001 per share, which was distributed by dividend to our stockholders of record as of the close of business on April 14, 2003 in the ratio of one share of Series 2 Class B Common Stock for every 100 shares of Common Stock. For a further discussion of the foregoing stock dividend see the disclosure under the heading “Stock Dividend” on page 11 of this Annual Report on Form 10-K.

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
On January 25, 2005, we entered into a Promissory Note Agreement with YA Global for a loan of $2,000,000. The $2,000,000 loan from YA Global was funded on February 2, 2005. On August 5, 2005, we and YA Global agreed, as permitted under the Promissory Note to extend for three months the date by which we must pay all amounts due under the Promissory Note. The face amount of the Promissory Note (as amended) and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by us upon delivery of put notices under our Equity Line Purchase Agreement with YA Global or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Purchase Agreement, unless an extension were mutually agreed to by the parties in writing.
Pursuant to the Promissory Note, we deposited in escrow 35 put notices under the Equity Line Agreement in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the Promissory Note (as extended), the put notices held in escrow were to have been released every fourteen (14) days commencing November 4, 2005. We also agreed to reserve out of our authorized but unissued shares of common stock 3,500,000 shares of our common stock to be delivered to YA Global under the Equity Line upon use of such put notices. We paid to YA Global a fee of $100,000 in connection with this transaction which was recorded as a debt discount and was amortized over the life of the loan. No put notices were ever released from escrow until they were returned to us for cancellation. The Promissory Note was converted into a secured convertible debenture in May 2006 as described below. During the fiscal years ended July 31, 2005 and July 31, 2006, YA Global did not purchase any shares of Common Stock as a result of the exercise of put options under the Equity Line Purchase Agreement, which was terminated in May 2006.
Effective May 25, 2006, pursuant to a letter agreement with YA Global, we converted $250,000 of the outstanding $2,000,000 principal of the Promissory Note into 1,250,000 shares of our common stock which we issued to YA Global. We converted the remaining $1,750,000 of the principal of the Promissory Note and $150,000 in accrued and unpaid interest into a $1,900,000 10% Secured Convertible Debenture which we also issued to YA Global on May 25, 2006. Such 1,250,000 shares and Secured Convertible Debenture were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
In May 2006, in addition to refinancing our existing Promissory Note dated January 25, 2005, as amended August 5, 2005, in favor of YA Global, we obtained further financing in the principal amount of $2,250,000 from YA Global. At a closing on May 25, 2006, we issued a $1,250,000 10% Secured Convertible Debenture to YA Global. On May 31, 2006, we issued a $1,000,000 10% Secured Convertible Debenture to YA Global. As YA Global is an accredited investor, the issuance of such Secured Convertible Debentures were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.
As partial consideration for YA Global purchasing the Secured Convertible Debentures, we also issued effective May 25, 2006 five warrants to purchase an aggregate of 12,000,000 shares of our common stock. For a description of such warrants, see above in this Item 5 “- Warrants.” As YA Global is an accredited investor, the issuance of such warrants was exempt from registration under the Securities Act of 1993, as amended, pursuant to Section 4(2) thereof.

We may, in our sole discretion, redeem any and all amounts owed under such debentures provided that the closing bid price of our common stock is less than the fixed conversion price, initially $0.40 per share, at the time we deliver notice to Cornell of our desire to redeem any amounts owed. We must pay a redemption premium of 10% on any amounts redeemed.
We and our subsidiary, Pixaya LLC, entered into Security Agreements with YA Global effective May 25, 2006, which provide that the debentures will remain secured by our assets and those of Pixaya LLC until the registration statement covering the shares into which such debentures are convertible has been effective for 60 days. At such time, the security interests will automatically terminate provided our common stock is trading on the Nasdaq OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the debentures.
YA Global has the right to convert the debentures, at its sole option, into shares of our common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg L.P., of our common stock during the 30 trading days prior to the conversion date.
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
YA Global may not convert the debentures into an amount of shares of our common stock that would result in it owning in excess of 4.99% of the then total outstanding shares of our common stock, unless YA Global chooses to waive such restriction, which waiver would be subject to a 65-day notice period. See “Risk Factors” for a description of the special risks posed by our issuance of the secured convertible debentures.
YA Global has to date converted $2,230,000 of our 10% Secured Convertible Debentures into an aggregate of 8,837,066 shares of Common Stock, as set forth below:

Date	Principal Amount Converted	Number of Shares
June 28, 2006	$25,000	125,313
July 21, 2006	$50,000	279,642
August 3, 2006	$50,000	279,642
August 15, 2006	$50,000	289,855
September 14, 2006	$50,000	556,793
September 18, 2006	$50,000	556,793
November 20, 2006	$150,000	1,246,883
November 30, 2006	$105,000	872,818
January 5, 2007	$100,000	629,327
August 23, 2007	$500,000	1,250,000
August 28, 2007	$420,000	1,050,000
September 25, 2007	$550,000	1,375,000
September 28, 2007	$130,000	325,000

These issuances of our shares on conversion of such debentures were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
Purchases of Equity Securities
There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended July 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA
The table below shows selected financial data for our last five fiscal years. Our fiscal year ends on July 31 each year. There were no dividends paid during the past five years. The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended July 31, 2007, 2006 and 2005, the Consolidated Balance Sheets as of July 31, 2007 and 2006 and the Consolidated Statements of Cash Flows Data for the years ended July 31, 2007, 2006, and 2005 are derived from our audited consolidated financial statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended July 31, 2004 and 2003, the Consolidated Balance Sheets as of July 31, 2005, 2004, and 2003 and the Consolidated Statements of Cash Flows Data for the years ended July 31, 2004 and 2003 have been derived from our audited consolidated financial statements which are not included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results or operations.

	Year Ended	Year Ended	Year Ended	Year Ended	Year ended
	July 31, 2007	July 31, 2006	July 31, 2005	July 31, 2004	July 31, 2003
STATEMENT OF OPERATIONS:

Revenues	$203,286	$166,692	$239,651	$253,256	$385,881

Operating loss	$(1,720,875)	$(2,347,319)	$(1,701,616)	$(1,984,479)	$(2,539,917)

Net loss	$(11,775,152)	$(3,636,856)	$(1,889,165)	$(2,005,637)	$(2,578,735)

Net loss per common share	$(0.25)	$(0.08)	$(0.04)	$(0.05)	$(0.07)

Weighted average number of common shares	46,466,147	42,891,017	44,510,641	42,696,349	37,709,338

BALANCE SHEET:

Total assets	$134,349	$578,233	$838,102	$507,373	$537,654

Total liabilities	$14,773,255	$5,073,969	$2,169,570	$104,695	$599,458

Working Capital (deficit)	$(12,086,797)	$(2,545,349)	$500,203	$367,392	$(87,296)

Stockholders’ equity (deficiency)	$(14,638,910)	$(4,495,740)	$(1,331,472)	$402,674	$(61,808)

CASH FLOWS:

Net cash used in operating activities	$(448,538)	$(2,194,376)	$(1,524,128)	$(1,700,158)	$(2,273,100)

Net cash used in investing activities	$(15,573)	$(40,871)	$(51,290)	$(29,276)	—

Net cash provided by financing activities	$14,000	$2,025,000	$1,850,000	$1,692,500	$2,689,210

QUARTERLY FINANCIAL DATA (UNAUDITED)
The table below shows unaudited selected financial data for each of the quarters in our last two fiscal years. The data set forth below for the quarters ended October 31, 2006, January 31, 2007 and April 30, 2007 have been derived from and should be read in conjunction with the unaudited consolidated financial statements included in the quarterly reports on Form 10-Q that we have previously filed for those periods and the restated unaudited condensed consolidated statements of operations in Note 11 to the consolidated financial statements included elsewhere in this Annual Report. The data set forth below for the other quarters have been derived from and should be read in conjunction with the unaudited consolidated financial statements included in the quarterly reports on Form 10-Q that we have previously filed for those periods.

	Fiscal Year	October 31,	January 31,	April 30,	July 31,
Revenues	2007 (restated)*	43,331	57,806	63,171	38,978
	2006	40,023	45,075	58,267	23,327

Gross profit	2007 (restated)*	18,681	40,324	44,649	26,585
	2006	14,150	26,878	46,413	(1,856)

Operating loss	2007 (restated)*	(272,431)	(524,994)	(615,343)	(308,107)
	2006	(521,886)	(664,105)	(704,759)	(456,569)

Net loss	2007 (restated)*	(247,652)	(3,430,594)	(1,212,086)	(6,884,820)
	2006	(594,554)	(737,461)	(776,250)	(1,528,591)

Net loss per common share, basic and diluted	2007 (restated)*	(0.01)	(0.07)	(0.03)	(0.14)
	2006	(0.01)	(0.02)	(0.02)	(0.03)

*	See Note 11 of the Notes to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K, particularly in Item 1A. Risk Factors.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for financial statements filed with the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, income taxes, derivative liability and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
As required, effective August 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition and the amortization provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the methods we used to value and account for our options or our financial position and results of operations and, accordingly, charges to compensation cost for the fair value of the options continue to be amortized to expense over the vesting period. In accordance with SFAS No. 123(R), we reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid-in capital as of the date of adoption. There was no charge to operations. Through July 31, 2006, we recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, we had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using its market value. We have been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are being amortized to expense over the vesting period.
We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as derivative financial instruments. In connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants and options that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.
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

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method. Since the conversion of the secured convertible debentures issued by us during the year ended July 31, 2006 could have been at a discount from the market price and, accordingly, could have resulted in the issuance of an indeterminable number of common shares, we determined that we would be prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were issued, we recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability. Accordingly, subsequent changes in the fair value of such options and warrants at the end of each reporting period have been and will be recorded as charges or credits to our results of operations.
Due to uncertainties related to, among other things, the extent and timing of future taxable income, we have recorded a full valuation allowance to reduce our deferred tax assets. A positive adjustment to income will be required in future years if we determine that we could realize these deferred tax assets.
Related Party Transactions:
There were no related party transactions within our last three fiscal years ended July 31 required to be reported.
Off-Balance Sheet Arrangements:
We are not party to any off-balance sheet arrangements at July 31, 2007 or 2006.
Results of Operations for Years ended July 31, 2007, July 31, 2006, and 2005:

	Year Ended July 31,
	2007	2006	2005
Revenues	$203,286	$166,692	$239,651

Operating expenses:
Cost of revenues	73,047	85,585	152,371
Selling expenses	97,029	46,637	43,441
General and adminstrative expenses	1,754,085	2,381,789	1,745,455

Totals	1,924,161	2,514,011	1,941,267

Loss from operations	(1,720,875)	(2,347,319)	(1,701,616)

Other income (expense):
(Loss) gain on change in value of derivative liability	(8,524,813)	1,094,246	—
Loss on extinguishment of promissory notes	—	(77,373)	—
Writeoff of goodwill	—	—	(50,400)
Interest income	54	2,573	8,357
Finance charge for derivative liability in excess of proceeds from convertible debentures	—	(1,795,005)	—
Interest expense	(1,529,518)	(513,978)	(145,506)

Net loss	$(11,775,152)	$(3,636,856)	$(1,889,165)

Revenues:
Revenues consist of sales of the streaming video products and subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues increased modestly for the year ended July 31, 2007 versus the year ended July 31, 2006 due to the sales of our streaming video products.

Revenues from subscriptions have steadily decreased since the year ended July 31, 2005 due primarily to the lack of advertising and increased competition
Cost of revenues:
Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, costs in connection with the development and maintenance of the web site, and payments to commentators and employees for their reports that are posted on our web site.
During the year ended July 31, 2007, consulting fees were approximately $31,000 as compared to approximately $61,000 for the year ended July 31, 2006 and $113,300 for the year ended July 31, 2005. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $13,000, $12,000, and $35,000 for the years ended July 31, 2007, 2006, and 2005, respectively. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. Costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our web site have decreased.
Selling expenses:
Selling expenses consist primarily of advertising and other promotional expenses. The increase results primarily from new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees included $24,000 of non-cash amortization of options issued to a consultant for 200,000 shares of common stock with a fair market value of $36,000 in exchange for services during the year ended July 31, 2007. There were no such fees during the years ended July 31, 2006 and 2005.
General and administrative expenses:
General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which, for the year ended July 31, 2007 includes non cash charges for the issuance of 180,000 shares of our common stock with an aggregate fair value of $62,200 to certain employees, occupancy costs, professional fees and other office expenses. General and administrative expenses during the year ended July 31, 2006 include a legal settlement of $250,000 and a decrease in legal and accounting costs associated with a proposed acquisition during the year ended July 31, 2007 versus the year ended July 31, 2006.
We have entered into a merger agreement with, among others, Cryptometrics, Inc. pursuant to which Cryptometrics would merge with a newly created subsidiary of ours. During the year ended July 31, 2007, pursuant to the terms of the Merger Agreement, Cryptometrics has paid various legal and accounting costs, totaling approximately $580,000 on our behalf, of which approximately $543,000 are related to the merger agreement and approximately $37,000 are related to our operations, that we will not have to be repay to Cryptometrics in the event that the merger is not successfully completed. The costs paid by Cryptomertrics have been charged to general and administrative expenses and the amounts we received have been recorded as a capital contribution and included in additional paid-in capital.
(Loss) gain on change in value of derivative liability:
The loss on derivative liability for the year ended July 31, 2007 reflects the effect of the increase in the fair market value of our common stock and the resulting increase as of July 31, 2007 in the fair value of outstanding warrants issued in excess of debt proceeds. As of July 31, 2007, the fair market value of the warrants was approximately $11,059,000 while as of July 31, 2006, the fair market value of those warrants was approximately $2,744,000, resulting in a loss of approximately $8,315,000 for the year ended July 31, 2007. As of July 31, 2007 there were no outstanding options issued to non-employees. At July 31, 2006 the fair market value of options then outstanding was approximately $46,000. On October 2, 2006, the fair market value of additional options then issued to a non-employee was approximately $36,000. On February 21, 2007, a consultant exercised options to purchase 200,000 shares of common stock at $0.02 per share and on June 11, 2007 a consultant exercised options to purchase 200,000 shares of common stock at $0.05 per share resulting in the reclassification of $292,000 from the derivative liability relating to these options to equity for the year ended July 31, 2007.
The gain on derivative liability for the year ended July 31, 2006 reflects the effect of the decrease in the fair market value of our common stock and the resulting decrease as of July 31, 2006 in the excess of the fair value of the value of the warrants issued in excess of debt proceeds and options issued to nonemployees as compensation. As of July 31, 2006, the fair market value of those warrants was approximately $2,744,000. The fair market value of options issued to nonemployees on July 31, 2006 was approximately $46,000. while at May 25, 2006 the fair market value of these options when issued was approximately $64,000.
Loss on extinguishment of promissory note:
On May 25, 2006, when we terminated our Equity Line with YA Global Investments, L.P. (“YA Global”) (formerly known as Cornell Capital Partners, L.P.), we also converted $250,000 of the principal of our $2,000,000 promissory note payable to YA Global into 1,250,000 shares of our common stock which were issued on such date, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. At the date of conversion there was $31,674 of unamortized discount remaining from the issuance of the $2,000,000 promissory note and upon conversion, the common stock issued had a fair market value of $400,000 in settlement of the $250,000 principal and additional unpaid interest of $104,301, we therefore incurred a loss on extinguishment of debt of $77,373.
Finance charge for derivative liability in excess of proceeds from convertible debentures:
In connection with our sale of convertible debentures, on May 25, 2006, we issued warrants to purchase 12,000,000 shares of our common stock at prices ranging from $0.40 to $0.80 expiring in May 2011 with a fair market value of $3,820,005 based on the Black-Scholes options pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 335.722%, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.32 when issued in connection with convertible debt proceeds of $2,025,000 as further discussed below. The finance charge for derivative liability of $1,795,000 represents the excess of the fair market value of the warrants over the debt proceeds.
Interest expense:
Interest expense increased approximately $1,016,000 for the year ended July 31, 2007 over the year ended July 31, 2006 due to the increased borrowings under our secured convertible debentures payable to YA Global which were outstanding for only two months of fiscal 2006.
During the year ended July 31, 2007 interest totaling approximately $1,530,000 is comprised primarily of interest on our secured convertible debentures and interest from amortization of debt discount. Interest of approximately $366,000 was incurred as interest charged at 10% per annum on our convertible debentures.
During the year ended July 31, 2007 interest expense of approximately $1,135,000 was incurred from the amortization of debt discount related to the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.
During the year ended July 31, 2006 interest totaling approximately $514,000 is comprised of interest on our promissory note and secured convertible debentures, interest from amortization of debt discount, and interest incurred upon conversion of our promissory note to shares of common stock.
During the year ended July 31, 2006 interest on the note and the debentures of approximately $271,000 was incurred as approximately $196,000 of interest charged at 12% per annum on the $2,000,000 promissory note payable to YA Global for the period from August 1, 2005 through May 25, 2006 when we converted our note as described above and approximately $75,000 of interest charged at 10% per annum on the $1,900,000 convertible debenture issued May 25, 2006 as described above, and new convertible debentures totaling $2,250,000 issued May 25, 2006 and May 31, 2006 as described below.

During the year ended July 31, 2006 interest arising from the amortization of debt discount of approximately $168,000 is composed of approximately $41,000 of previously unamortized debt discount remaining from costs incurred in obtaining the $2,000,000 financing from YA Global under our promissory note and approximately $127,000 to amortize debt discount related to the new convertible debentures totaling $2,250,000.
Interest expense increased approximately $368,000 for the year ended July 31, 2006 over the year ended July 31, 2005 due principally to our $2,000,000 promissory note being outstanding for only about six months of fiscal 2005. Dring the year ended July 31, 2005 interest totaling approximately $145,500 is comprised of approximately $118,400 of interest charged at 12% per annum on the $2,000,000 promissory note from YA Global for the six month period the debt was in place and approximately $27,100 of amortization of debt discount related to costs incurred and deducted from the promissory note.
Acquisition of Software Development Business:
On November 24, 2004, we and Pixaya (UK), the Company’s newly organized subsidiary, entered into a Business Sale Agreement with TComm Limited, a company organized in the United Kingdom. We entered into the transaction to access the seller’s development stage software, which we believed offered a new platform for delivery of our services as well as being valuable in its own right.
The transactions contemplated by the Business Sale Agreement were consummated on November 24, 2004. Under the Business Sale Agreement, Pixaya purchased the seller’s software development business, which is focused on streaming video solutions, and all of its assets related to that business. The business acquired had not generated any significant revenue as of the date of the acquisition or through July 31, 2007.
The acquired product lines the Company originally intended to continue to develop included: (1) Pixaya Mobile (previously known as TComm TV), which was intended to deliver on-demand video/audio clips to various java-based and Symbian-based mobile phones and (2) SurvayaCam (previously known as CCMTV), which is currently under development and will consist of software programs (and related hardware) intended to enable field personnel to send real-time video streams from the field to a central point where they can be viewed by one or more persons. During the year ended July 31, 2006, the Company discontinued development of Pixaya Mobile. The Company is unable to estimate the amount of resources that will be required to complete the development of the SurvayaCam product line.
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
In addition, TComm Limited agreed not to compete with the business conducted by Pixaya for a period of two years from the closing date of the transaction. The Business Sale Agreement also contained customary representations and warranties. TComm Limited had agreed to indemnify Pixaya for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000. TComm Limited had entered into a lockup agreement with us pursuant to which it had agreed not to sell or otherwise transfer its shares of our common stock for a period of one year.
In connection with entering into the Business Sale Agreement, Pixaya entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by TComm Limited. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, our obligations for cash payments under the employment agreements subsequent to July 31, 2007 will total $53,000 as follows:

Year ending	Amount
July 31, 2008	$53,000

Pursuant to the employment agreements, we granted options to purchase 220,000 shares of common stock with exercise prices ranging from $.50 — $1.00 as additional compensation for services to be rendered under such contracts. The aggregate estimated fair value of the options at the date of issuance of $51,200 will be recognized over the term of the employment agreements.
Pixaya had no significant revenues from its inception in November 2004 through the year ended July 31, 2007
Liquidity and Capital Resources:
We only generated revenues of approximately $203,000, $167,000, and $240,000 and we incurred net losses of approximately $11,775,000, $3,637,000, and $1,889,000 and negative cash flows from operating activities of approximately $449,000, $2,194,000, $1,524,000 for the years ended July 31, 2007, 2006, and 2005, respectively. As of July 31, 2007, we had a working capital deficiency of approximately $12,087,000. As a result, we believe there is substantial doubt about our ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our financial statements.
We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least July 31, 2008 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.
We believe that we will be able to obtain sufficient financing, directly, for example, possibly from YA Global, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least July 31, 2008. However, if we cannot obtain sufficient additional financing by that date, we may be forced to restructure our operations, file for bankruptcy or entirely cease our operations. We believe that a merger with Cryptometrics will provide sufficient cash and additional resources for us to continue as a going concern.
Other Equity Transactions
We have entered into a merger agreement with, among others, Cryptometrics, Inc. pursuant to which Cryptometrics would merge with a newly created subsidiary of ours. As part of the proposed merger, Cryptometrics has paid various legal and accounting costs related to the merger agreement on our behalf. The payments, totaling approximately $580,000, will not be repaid by us to Cryptometrics in the event that the merger is not successfully completed. The payments have been charged to operating expenses and recorded as additional paid in capital.
On April 9, 2002, we entered into an agreement with an investment partnership, YA Global, pursuant to which we had, in effect, “put” options whereby, subject to certain conditions, we were able to require the YA Global to purchase shares of our common stock from time to time at prices based on the market value of our shares at an aggregate purchase price of $10,000,000. The equity line became available on August 28, 2002 and was extended in July 2004 for an additional 24 months through August 2006 unless it was terminated earlier by us in our sole discretion. As of May 25, 2006 the Equity Line was effectively cancelled.
The purchase price was 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. YA Global was entitled to a cash fee equal to 5% of the gross proceeds received by us from YA Global in connection with each put.
The timing and amount of the required purchases was to be at our discretion subject to certain conditions including (i) a maximum purchase price to be paid by YA Global for each put of $500,000; (ii) at least five trading days must elapse before we could deliver a new put notice to YA Global; (iii) the registration statement covering the shares issuable to YA Global pursuant to the equity line must remain effective at all times and (iv) on any given closing date, there shall be at least one bid for the common stock on the Nasdaq OTC Bulletin Board. In addition, the obligation of YA Global to complete its purchases under the Equity Line Purchase Agreement was not secured or guaranteed and, accordingly, if YA Global did not have available funds at the time it was required to make a purchase, we might not have been able to force it to do so. We had issued 10,000 shares of our common stock to a placement agent as of the effective date as consideration for their services in connection with the Equity Line Purchase Agreement.
As of May 25, 2006, the date the Equity Line was effectively cancelled, we had received gross proceeds of $4,035,000 from the exercise of put options.
On January 25, 2005, we entered into a Promissory Note Agreement with YA Global for a loan of $2,000,000. The $2,000,000 loan from YA Global was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which was being amortized over the original term of the loan. The unamortized debt discount was $31,674 as of May 25, 2006 when the promissory note was converted into common stock and a secured convertible debenture.
On August 5, 2005, we and YA Global agreed, as permitted under the promissory note to extend for three months the date by which we must pay all amounts due under the promissory note. The face amount of the promissory note (as amended) and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Agreement or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension were mutually agreed to by the parties in writing.
Pursuant to the promissory note, we agreed to deposit in escrow 35 put notices under the Equity Line Agreement in an amount of $60,000 each and one request for a put under the Equity Line Agreement in an amount of $181,017. Under the terms of the promissory note (as extended), the put notices were to have been held in escrow and released every fourteen (14) days commencing November 4, 2005.
Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all of other obligations of our Company under the promissory note, would become immediately due and payable without any action on the part of YA Global.
All put notices were canceled and returned to us on May 25, 2006, when we terminated the Equity Line Agreement with YA Global, converted $250,000 of the principal of its $2,000,000 Promissory Note payable to YA Global into 1,250,000 shares of our common stock which were issued on such date for which the fair value was $400,000, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. As the cash flows of the new debentures are substantially different from those of the promissory notes, the restructuring qualified as an extinguishment for financial accounting purposes. Accordingly, we recorded a loss on extinguishment of $77,373 during the year ended July 31, 2006 (representing the fair value of the shares in excess of the principal converted plus $31,674 of debt discount written off less $104,301 of accrued interest forgiven). In addition, we issued similar secured convertible debentures to YA Global in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided us with net proceeds of approximately $2,025,000 after fees and costs which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bear interest at the rate of 10% per year and mature three years after issuance. They are convertible through maturity into shares of our common stock as provided in the debentures.
We were required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. We were also required to deliver on behalf of ourselves and our subsidiary, Pixaya LLC (formerly JAG Media LLC), security agreements executed by us and our subsidiary, Pixaya LLC, granting YA Global a security interest in all their respective assets. We and our subsidiary can not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days. At such time, the security interest will automatically terminate provided our common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest has not been terminated by YA Global as of July 31, 2007.
YA Global has the right to convert the debentures, at its sole option, into shares of our common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg LP, of our common stock during the 30 trading days prior to the conversion date.
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
As of July 31, 2006, the debentures were carried at approximately $2,027,000 reflecting the outstanding balance due on the notes of $4,075,000 reduced by debt discounts aggregating $2,048,000 after amortization. As of July 31, 2007 the debentures are carried at approximately $2,607,000, reflecting the outstanding balance due on the notes of $3,520,000 reduced by debt discounts aggregating approximately $913,000.
In connection with the foregoing May 25, 2006 transaction, we issued warrants to YA Global to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share. The exercise price and number of shares issuable to each of the warrants are subject to anti-dilution provisions.
Since the conversion of the secured convertible debentures and the related warrants could result in the issuance of an indeterminable number of common shares since they are convertible at a discount from the market price, we determined that based on the guidance in the consensus for Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, we were prohibited from concluding that we will have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees.
As of May 25, 2006, the warrants for the purchase of 12,000,000 shares were valued at $3,820,000 based on the Black-Scholes options pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 335.722%, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.32 when issued. Accordingly, we recorded additional debt discount of $2,025,000 to offset the net cash proceeds received from YA Global for the debentures and a finance charge to operations of $1,795,000 to reflect the excess of fair market value of the warrants over the debt proceeds. As of July 31, 2006, the fair value of the warrants was recalculated using the Black-Scholes options pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 338.441%, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.23 when valued and resulting in a decrease in the carrying value of the derivative liability to approximately $2,744,000 and an unrealized gain on derivative liability of $1,076,000 for the year ended July 31, 2006.
As of July 31, 2007, the fair value of the warrants was recalculated using the Black-Scholes options pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 216.543%, exercise prices ranging from $0.40 to $0.80,and the stock price of $0.95 when valued and resulting in an increase in the carrying value of the derivative liability to approximately $11,059,000 and an unrealized loss on derivative liability of approximately $8,314,000 for the year ended July 31, 2007.
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
The issuance of convertible debentures and warrants to YA Global also caused us to record the fair value of 200,000 options issued to a consultant from stockholders’ equity to the derivative liability. As of May 25, 2006, the options were valued at approximately $64,000 using the Black-Scholes option pricing model. As of July 31, 2006, the fair value of the options was recalculated which resulted in a decrease in the carrying value of the derivative liability to approximately $46,000 and the recognition of an unrealized gain on derivate liability of $18,000 for the year ended July 31, 2006. On October 2, 2006, we granted options to another consultant with a fair value of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 340.641%, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. On February 21, 2007, a consultant exercised options to purchase 200,000 shares of common stock at $0.02 per share resulting in proceeds of $4,000 and reclassification of $116,000 (the fair value of the options at the exercise date) from the derivative liability to equity. On June 11, 2007, a consultant exercised options to purchase 200,000 shares of common stock at $0.05 per share resulting in proceeds of $10,000 and reclassification of $176,000 (the fair value of the options at the exercise date) from the derivative liability to equity. On July 11, 2007, the exercise price of options to purchase 140,000 shares of common stock previously issued to employees was reduced from prices ranging from $0.50 to $1.00 to $0.21. The reduction in the exercise prices was made as payment for services charged to operating expenses with corresponding credits to equity. As required by SFAS 123(R), incremental compensation of approximately $4,000 was recognized for the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The fair value of the options at the date of the modification was determined assuming a risk free interest rate of 6.0% annually, no dividend payments, annual volatility of 216.54%, an exercise price of $0.21 and a stock price when modified of $1.17 per share.
As of July 31, 2007 all the options to non-employees had been exercised or expired.
During the year ended July 31, 2006, YA Global converted debentures in the principal amount of $75,000 into 404,955 shares of our common stock. As of the dates of conversion, the conversion price was at a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, LP, of our common stock during the 30 trading days prior to the conversion date and we recorded a loss on coversion of approximately $75,000. We recorded amortization of debt discount attributable to the debentures of approximately $202,000 during the year ended July 31, 2006, including $75,000 which was accreted as a result of the conversion. As of July 31, 2006, the debenture had a net carrying value of approximately $2,027,000 reflecting the outstanding principal balance due of $4,075,000 reduced by remaining unamortized debt discounts aggregating approximately $2,048,000.
During the year ended July 31, 2007, YA Global converted debentures in the principal amount of $555,000 into 4,432,111 shares of our common stock. We recorded amortization of debt discount attributable to the debentures of approximately $1,135,000 during the year ended July 31, 2007, including $555,000 which was accreted as a result of the conversion. As of July 31, 2007, the debenture had a net carrying value of approximately $2,607,000 reflecting the outstanding principal balance due of $3,520,000 reduced by remaining unamortized debt discounts aggregating approximately $913,000.
Seasonality
We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.
Recent Accounting Pronouncements
The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2007 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the year ended July 31, 2007 and 2006 or that they will have a significant effect at the time they become effective.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157). SFAS defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS for our fiscal year beginning August 1, 2008. We do not anticipate that the implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will, therefore, be effective for our fiscal year beginning August 1, 2007. We do not expect the adoption of FIN 48 to have a material effect on the financial statements.
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for our company on August 1, 2008. We are currently evaluating the impact of the adoption of SFAS 159 will have, if any, on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data of the Company required in this item are set forth beginning on Page F-1 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
As of the end of the fiscal year ended July 31, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the processing summarizing, recording and reporting thereof within the time periods specified by the SEC’s rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Material Weaknesses Identified
A material weakness is a deficiency (as defined in PCAOB Auditing Standard No. 5) or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses in its internal control over financial reporting as of July 31, 2007:
Complex and Unusual Transactions Weaknesses - The Company had insufficient resources to perform its accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of certain accounting principles generally accepted in the United States of America. The lack of sufficient and adequately trained accounting and finance personnel and communication among those personnel resulted in the Company incorrectly reporting certain of the Company’s expenses which, pursuant to the terms of the Merger Agreement with Cryptometrics, were paid for by Cryptometrics. These expenses should have been recorded as charges to operating expenses in the statement of operations and the amounts received should have been recorded as a capital contribution and included in additional paid-in capital in the periods in which the costs were incurred.
Spreadsheet Control Weaknesses - The Company had ineffective controls over the determination and reporting of the annual volatility factor used in determining the fair value of derivative liabilities that were based on the Black-Scholes options pricing model. As a result, the Company prepared spreadsheets with incorrect formulas which resulted in the Company misstating the expected volatility rate used to determine the fair value of the derivative liabilities. Therefore the derivative liabilities and the related gains or losses on changes in value of derivative liabilities that were valued at based on the Black-Scholes options pricing model during each of the first three quarters of the year ended July 31, 2007 were misstated.
The aforementioned material weaknesses related to the control environment and personnel impacted the Company’s ability to properly record and report expenses, additional paid-in capital, derivative liabilities, and gains and losses on changes in value of derivative liabilities.
Remediation Plan regarding the Material Weaknesses
Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company’s internal control over financial reporting as of July 31, 2007. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by management and to improve and strengthen the Company’s overall control environment.
During the post-closing process for the year ended July 31, 2007, the Company undertook additional review procedures to ensure that all accounting transactions were adequately communicated amongst and between accounting personnel so that all transactions paid for or assumed by another party on behalf of the Company are recorded by the Company on a timely and accurate basis.
The Company undertook additional review procedures to ensure that all spreadsheet formulas are prepared on a consistent basis and that results are reviewed prior to application to financial statement valuations.
Mitigating Procedures Adopted to Ensure Accuracy of Financial Information for the Year Ended July 31, 2007
Due to the aforementioned material weaknesses in internal control over financial reporting, management performed additional analysis and implemented mitigating controls and procedures during its closing and post-closing processes to ensure that the Company’s consolidated financial statements as of and for the year ended July 31, 2007 comply with accounting principles generally accepted in the United States of America and fairly present, in all material respects, the Company’s financial position as of July 31, 2007, and its results of operations and cash flows for the year ended July 31, 2007.
To remediate these material weaknesses impacting expenses, additional paid-in capital, derivative liabilities and gains and losses on changes in value of derivative liabilities, the Company completed the following activities, under the direction of the Company’s Chief Financial Officer:
Manually reviewed and reconciled all complex and unusual transactions, specifically expenses and bills paid for by Cryptometrics, based on invoices received by the Company and a confirmation for information received from Cryptometrics.
Recomputed the annual volatility factor for each quarter to correct the fair value of derivative liabilities and gain or loss in the change in value of derivative liabilities, that were valued based on the Black-Scholes options pricing model.
Changes in Internal Controls
During the fiscal quarter ended July 31, 2007, there were no changes in JAG Media’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, JAG Media’s internal control over financial reporting, other than as explained above.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Following is certain information about our executive officers and directors.
Thomas J. Mazzarisi, age 50, is our Chairman of the Board, Chief Executive Officer and General Counsel. Previously, Mr. Mazzarisi served as our Executive Vice President and General Counsel from March 1999 to April 2, 2004 and as our Chief Financial Officer from November 9, 2001 to April 2, 2004. Mr. Mazzarisi has been a member of our Board of Directors since July 1999. From 1997 until joining JAG Media Holdings, Inc., Mr. Mazzarisi practiced law from his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the former law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.
Stephen J. Schoepfer, age 48 is our President, Chief Operating Officer, Chief Financial Officer and Secretary. Previously, Mr. Schoepfer served as our Executive Vice President, Chief Operating Officer and Secretary from July 1999 to April 2, 2004. Mr. Schoepfer has been a member of our Board of Directors since July 1999. Prior to joining the Company in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.
The Board of Directors is comprised of only two directors — Messrs. Mazzarisi and Schoepfer — neither of whom is independent. For that reason, we do not have a standing audit, nominating or compensation committee made up of independent directors. In light of our limited revenues and operations, the Board of Directors does not believe it would be cost effective to establish such committees.
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
Based solely on our review of the copies of such forms received by it with respect to fiscal 2007, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.
Code of Ethics
We have adopted a Code of Ethics (our “Code of Ethics”) that applies to our chief executive officer and chief financial officer. We will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to the attention: Thomas J. Mazzarisi, Chairman, Chief Executive Officer and General Counsel, JAG Media Holdings, Inc., 6865 S.W. 18th Street, Suite B13, Boca Raton, Florida 33433. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
The elements of compensation paid to our executive officers consists of annual salary provided for under employment agreements and options granted under our 1999 Long Term Incentive Plan. In addition, the employment agreements with our executive officers provide for severance payments and the grant of options upon a change of control. We do not have an independent compensation committee of the Board of Directors.

No compensation other than annual salaries of $150,000 was paid to the executive officers with respect to the fiscal year ended July 31, 2007. The Board of Directors believed that the base salary, outstanding options, and potential severance and change of control payments were sufficient compensation to retain our executive officers and provide meaningful incentives to effect our strategy and to pursue and complete acquisitions. We did not reprice any stock options held by our executive officers during our fiscal year ended July 31, 2007. We do not maintain a deferred compensation plan. Nor do we provide pension benefits.
•	1999 Long-Term Incentive Plan
In October, 1999 the Board of Directors approved the 1999 Long-Term Incentive Plan. This plan was most recently amended in April 2002. The purpose of the plan is to allow us to attract and retain officers, employees, directors, consultants and certain other individuals and to compensate them in a way that provides additional incentives and enables such individuals to increase their ownership interests in JAG Media. Individual awards under the plan may take the form of:
•	either incentive stock options or non-qualified stock options;

•	stock appreciation rights;

•	restricted or deferred stock;

•	dividend equivalents;

•	bonus shares and awards in lieu of our obligations to pay cash compensation; and

•	other awards, the value of which is based in whole or in part upon the value of the Common Stock.
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
The maximum number of shares that may be subject to outstanding awards under the plan will not exceed 6,000,000 shares of Common Stock. As of July 31, 2007, there were a total of 1,000,000 shares of Common Stock subject to outstanding options granted under the plan. These options are exercisable at $0.02 per share.
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

•	Mazzarisi and Schoepfer Employment Agreements
On August 31, 2001, we entered into amended and restated three-year employment agreements with each of Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary) and Thomas J. Mazzarisi (our Chairman of the Board, Chief Executive Officer and General Counsel). On November 3, 2005, certain of the provisions of the amended and restated employment agreements were amended. Each of these employment agreements now expires on August 31, 2008 and provides for an annual base salary of $150,000.
The executives are to be granted an option to purchase a 5% ownership interest in any subsidiary that JAG Media successfully creates and spins off during the term of their employment contracts.
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
In the unlikely event that we issue to YA Global under our warrants and secured convertible debentures which it holds more than approximately 22,019,963 shares of our Common Stock and YA Global does not sell any such shares and we issue no other shares, such issuance to YA Global would result in the acquisition by YA Global of more than 30% of our then outstanding shares of Common Stock and would trigger the change in control provisions in the employment agreements of our executive officers. As a result, each of Messrs. Mazzarisi and Schoepfer would be granted an option to acquire 1,000,000 shares of our Common Stock at an exercise price equal to the fair market value of the stock prior to such change in control, which option would be fully vested and immediately exercisable in full and expire on a date which would be the earlier of ten years from such change in control and three years after termination of such person’s employment. The occurrence of the change of control would also permit each executive to resign from JAG Media if they so chose and be entitled to all of the severance benefits described above, including medical and life insurance coverage, accelerated vesting of outstanding stock options and certain lump sum cash payments.
In lieu of options previously granted that were cancelled, we granted on August 31, 2001 to each of Messrs. Mazzarisi and Schoepfer options to purchase an aggregate of 1,000,000 shares of our Common Stock exercisable at a price per share of $0.02, all of which vested immediately upon the execution of the amended and restated agreements. These options, which have been partially exercised, are subject to the terms of our 1999 Long-Term Incentive Plan, as amended, and may be exercised, in whole or in part, by the executives on a cashless basis.
Annual Compensation
The following table sets forth certain summary information regarding compensation paid to our Chief Executive Officer and our President for services rendered during the fiscal years ended July 31, 2005, 2006 and 2007. Except as listed in the table below, no executive officer holding office in fiscal year 2007 received total annual salary and bonus exceeding $100,000. No such officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation not reflected below.
Summary Compensation Table

Name and Principal				All other
Position	Fiscal Year	Salary	Bonus	Compensation	Total
Thomas J. Mazzarisi,	2007	$150,000	—	—	$150,000
Chairman of the Board,	2006	$150,000			$150,000
Chief Executive Officer	2005	$150,000			$150,000
and General Counsel

Stephen J. Schoepfer,	2007	$150,000	—	—	$150,000
President, Chief	2006	$150,000			$150,000
Operating Officer,	2005	$150,000			$150,000
Chief Financial Officer and Secretary
Option Grants in Fiscal Year 2007
No options, freestanding SARs or restricted stock awards were granted to, or exercised by, any of our named executive officers during the fiscal year ended July 31, 2007.
The following table sets forth information regarding options to acquire shares of our Common Stock outstanding under our Long-Term Incentive Plan held by Thomas J. Mazzarisi (our Chairman, Chief Executive Officer and General Counsel) and Stephen J. Schoepfer (our President, Chief Operating Officer, Chief Financial Officer and Secretary) as of July 31, 2007.
Outstanding Equity Awards at July 31, 2007 Fiscal Year End

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option Exercise or
	Unexercised	Unexercised	Base	Option
	Options	Options	Price Per	Expiration
Name	Exercisable	Unexercisable	($/Share)	Date
Thomas J. Mazzarisi	500,000	0	0.02	August 31, 2011
Stephen J. Schoepfer	250,000	0	0.02	August 31, 2011

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Common Stock as of October 31, 2007 (except as otherwise indicated) by (i) each person known by JAG Media to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and nominee to be a director, (iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

	Number of Shares		Percentage of
Name & Address of Beneficial Owner	Beneficiary Owned		Class
Thomas Mazzarisi (Chairman of the Board Chief Executive Officer and General Counsel)	610,000	(1)(2)	1.2%
6865 SW 18th Street, Suite B13, Boca Raton, Florida 33433

Stephen Schoepfer (President, Chief Operating Officer, Chief Financial Officer and Director)	325,000	(1)(3)	*
6865 SW 18th Street, Suite B13, Boca Raton, Florida 33433

All executive officers and directors as a group (2 persons)	935,000	(1)(2)(3)	1.8%

*	Less than one percent

(1)	Based on 51,379,914 shares of Common Stock issued and outstanding as of October 31, 2007 (excluding shares of prior classes exchangeable for shares of Common Stock pursuant to our recapitalizations), plus the number of shares of Common Stock which the beneficial owner has the right to acquire within 60 days, if any.

(2)	Includes 500,000 shares of Common Stock issuable upon the exercise of stock options.

(3)	Includes 250,000 shares of Common Stock issuable upon the exercise of stock options.
Equity Compensation Plan Information as of July 31, 2007

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

1999 Long-Term Incentive Plan (not approved by security holders)	1,000,000	$.02	5,000,000

Individual Compensation Arrangements (not approved by security holders)	Not applicable	Not applicable	Not applicable

TOTAL	1,000,000 (2)	___	5,000,000 (1)

(1)	The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 6,000,000 shares of Common Stock. Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

(2)	See Note 6 to Financial Statements.
Our 1999 Long-Term Incentive Plan provides our directors, officers, employees and consultants with the opportunity to participate in our ownership. Our Board of Directors acts as the committee under the plan which administers the plan, addressing participation, the awards offered and any applicable conditions of exercise. In making these determinations, our Board of Directors will generally consider the participant’s position and record of service to us. The Board of Directors may issue options, stock appreciation rights, restricted stock, deferred stock, bonus stock, awards in lieu of cash obligations, dividend equivalents and other stock based awards, all subject to terms and conditions to be set by the Board of Directors. The plan also contains standard provisions dealing with matters such as adjustment of the number of shares subject to options and covered by the plan in addition to amendment and termination of the plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There are no transactions to report with any related persons during the fiscal year ending July 31, 2007.
The Board of Directors is comprised of only two directors — Messrs. Mazzarisi and Schoepfer — neither of whom is independent. For that reason, we do not have a standing audit, nominating or compensation committee made up of independent directors. In light of our limited revenues and operations, the Board of Directors does not believe it would be cost effective to establish such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed for the fiscal years ended July 31, 2007 and 2006 for professional services rendered by J.H. Cohn LLP for the audit of the our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB were $122,040 and $149,455, respectively.
Audit-Related Fees
The aggregate fees billed for the fiscal years ended July 31, 2007 and 2006 for assurance and related services rendered by J.H. Cohn LLP related to the performance of the audit or review of our financial statements were $23,000 and $28,825, respectively.
Tax Fees
The aggregate fees billed for the fiscal years ended July 31, 2007 and 2006 for services rendered by J.H. Cohn LLP in connection with the preparation of our federal and state tax returns or payroll tax related matters were $3,900 and $4,250, respectively.
All Other Fees
There were no other fees billed by J.H. Cohn LLP in the years ended July 31, 2007 or July 31, 2006.
Pre- Approval Policies and Procedures
The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Board of Directors pre-approved all of the services rendered by J.H. Cohn LLP for the audit of the financial statements included in our Annual Reports on Form 10-K and on Form 10-KSB and reviews of financial statements included in our Quarterly Reports on Form 10-QSB for the years ended July 31, 2007 and 2006.
The services provided for 2007 were 82% audit services, 15% audit related fees and 3% tax services. The services provided above for 2006 were 82% audit services, 16% audit related services and 2% tax services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
JAG Media Holdings, Inc. and Subsidiaries
(a)(1) Financial Statements. See index to Financial Statements and Schedule on page F-1.
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

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated March 16, 1999 between Professional Perceptions, Inc. (now known as JagNotes.com Inc.), Harold Kaufman, Jr., an officer, director and principal stockholder thereof, NewJag, Inc., and the stockholders of NewJag, Inc. (1)

2.2	Agreement and Plan of Merger dated as of July 29, 1999 by and among JagNotes, Inc., a New Jersey corporation, and JagNotes.com, Inc., a Nevada corporation (2)

3.1	Composite Amended and Restated Articles of Incorporation of JAG Media Holdings, Inc. (18)

3.2	Bylaws of Registrant (2)

3.3	Amendment to Bylaws of Registrant (6)

3.4	Amendment to Bylaws of Registrant (12)

4.1	Form of Common Stock Certificate (15)

4.2	Form of Series 2 Class B Stock Certificate (15)

4.3	Promissory Note, dated January 25, 2005, by and between JAG Media Holdings, Inc. and YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP (11)

4.4	Letter Agreement, dated August 5, 2005, extending maturity date of Promissory Note dated January 25, 2005 by and between JAG Media Holdings, Inc. and YA Global Investments, L.P., Cornell Capital Partners, LP (14)

4.5	Securities Purchase Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP (17)

Exhibit No.	Description

4.6	$1,900,000 Secured Convertible Debenture issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, effective May 25, 2006 (17)

4.7	Security Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP (17)

4.8	Security Agreement, effective May 25, 2006, by and between JAG Media LLC and YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP (17)

4.9	$1,250,000 Secured Convertible Debenture issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, effective May 25, 2006 (17)

4.10	Warrant No. CCP-1 for 2,000,000 shares of common stock issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, effective May 25, 2006 (17)

4.11	Warrant No. CCP-2 for 2,000,000 shares of common stock issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, effective May 25, 2006 (17)

4.12	Warrant No. CCP-3 for 2,000,000 shares of common stock issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, effective May 25, 2006 (17)

4.13	Warrant No. CCP-4 for 3,000,000 shares of common stock issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, effective May 25, 2006 (17)

4.14	Warrant No. CCP-5 for 3,000,000 shares of common stock issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, effective May 25, 2006 (17)

4.15	$1,000,000 Secured Convertible Debenture issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, effective May 31, 2006 (17)

10.1	JAG Media Holdings, Inc. 1999 Long Term Incentive Plan, as amended* (4)

10.2	Amended and Restated Employment Agreement, dated August 31, 2001, by and between Thomas J. Mazzarisi and Registrant* (3)

10.3	Amended and Restated Employment Agreement, dated August 31, 2001, by and between Stephen J. Schoepfer and Registrant* (3)

10.4	Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, by and between Registrant and Thomas J. Mazzarisi* (15)

10.5	Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, by and between Registrant and Stephen J. Schoepfer* (15)

10.6	Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Thomas J. Mazzarisi* **

10.7	Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Stephen J. Schoepfer* **

10.8	Consulting Agreement, dated November 12, 2007, between JAG Media Holdings, Inc. and Walsh Organization, Inc. (8)

10.9	Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among JAG Media Holdings, Inc., Gary Valinoti and the Law Firm of O’Quinn, Laminack & Pirtle (8)

10.10	Subscription Agreement, dated December 10, 2002, between JAG Media Holdings, Inc. and Bay Point Investment Partners LLC (5)

10.11	Placement Agent Agreement, dated December 10, 2002, between JAG Media Holdings, Inc. and RMC 1 Capital Markets, Inc. (5)

10.12	Placement Agent Agreement, dated as of June 19, 2003, between JAG Media Holdings, Inc. and RMC 1 Capital Markets, Inc., as amended on August 12, 2003 (7)

Exhibit No.	Description

10.13	Subscription Agreement, dated as of June 19, 2003, between JAG Media Holdings, Inc. and Bay Point Investment Partners LLC, as amended on August 12, 2003 (7)

10.14	Subscription Agreement, dated as of September 25, 2003, between JAG Media Holdings, Inc. and Kuekenhof Equity Fund L.P. (8)

10.15	Non-Circumvention/Non-Disclosure Agreement, dated as of January 1, 2004 between Flow Capital Advisors Inc. and JAG Media Holdings, Inc.(26)

10.16	Finder’s Fee Agreement, dated as of January 5, 2004, between JAG Media Holdings, Inc. and Flow Capital Advisors, Inc. (9)

10.17	Business Sale Agreement dated November 24, 2004, by and among TComm Limited, TComm (UK) Limited and JAG Media Holdings, Inc. (10)

10.18	Employment Agreement, dated November 24, 2004, by and between JAG Media Holdings, Inc. and Stuart McClean* (10)

10.19	Employment Agreement, dated November 24, 2004, by and between JAG Media Holdings, Inc. and Joanne McClean* (10)

10.20	Employment Agreement, dated November 24, 2004, by and between JAG Media Holdings, Inc. and Craig Hardcastle* (10)

10.21	Employment Agreement, dated November 24, 2004, by and between JAG Media Holdings, Inc. and Ian Hardcastle* (10)

10.22	Finder’s Fee Agreement, dated as of March 14, 2005, by and between JAG Media Holdings, Inc. and Flow Capital Advisors, Inc.(26)

10.23	Company Voting and Lock Up Agreement dated as of December 27, 2005 by and among JAG Media Holdings, Inc., Robert Barra and Michael Vitale (16)

10.24	Letter Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, converting $2,000,000 Promissory Note dated January 25, 2005, as amended August 5, 2005, made by JAG Media Holdings, Inc. for the benefit of YA Global Investments, L.P.(17)

10.25	Investor Registration Rights Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP (17)

10.26	Letter Agreement, effective May 25, 2006, by and between JAG Media Holdings, Inc. and YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, terminating Equity Line Agreement Purchase Agreement by and between JAG Media Holdings, Inc. and YA Global Investments, L.P. dated as of April 9, 2002, as amended on July 8, 2004 and July 21,
2004 (17)

10.27	Irrevocable Transfer Agent Instructions, effective May 25, 2006, by and among JAG Media Holdings, Inc., Transfer Online, Inc. and YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP (17)

10.28	Letter Agreement, dated January 24, 2007, by and among JAG Media Holdings, Inc., YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale (19)

10.29	Letter Agreement, dated February 26, 2007, by and among JAG Media Holdings, Inc., YA Global Investments,L.P., formerly known as Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale(20)

10.30	Letter Agreement, dated April 2, 2007, by and among JAG Media Holdings, Inc., YA Global Investments,L.P., formerly known as Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale(21)

Exhibit No.	Description

10.31	Letter Agreement, dated April 20, 2007, by and among JAG Media Holdings, Inc., YA Global Investments,L.P., formerly known as Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale(22)

10.32	Letter Agreement, dated May 11, 2007, by and among JAG Media Holdings, Inc., YA Global Investments,L.P., formerly known as Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale(23)

10.33	Letter Agreement, dated May 18, 2007, by and among JAG Media Holdings, Inc., YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale(24)

10.34	Letter Agreement, dated June 15, 2007, by and among JAG Media Holdings, Inc., YA Global Investments,L.P., formerly known as Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale(25)

10.35	Letter Agreement, dated July 16, 2007, by and among JAG Media Holdings, Inc., YA Global Investments, L.P., formerly known as Cornell Capital Partners, LP, Cryptometrics, Inc., Robert Barra and Michael Vitale(26)

10.36	Letter Agreement, dated September 10, 2007, by and among JAG Media Holdings, Inc., YA Global Investments, L.P., Cryptometrics, Inc., Robert Barra and Michael Vitale(27)

10.37	Letter Agreement, dated November 7, 2007, by and among JAG Media Holdings, Inc., YA Global Investments, L.P., Cryptometrics, Inc., Robert Barra and Michael Vitale**

14.1	Code of Ethics (8)

21.1	Subsidiaries of Registrant(20)

31.1	Section 302 Certification of Chief Executive Officer**

31.2	Section 302 Certification of Chief Financial Officer**

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer**

99.1	Articles of Merger of JagNotes, Inc. into JagNotes.com, Inc. dated July 29, 1999 (including Certificate of Correction related thereto) (2)

99.2	Letter of Intent, dated September 9, 2005, by and among the Cryptometrics, Inc. and JAG Media Holdings, Inc. (13)

99.3	Agreement and Plan of Merger, dated as of December 27, 2005, by and among JAG Media Holdings, Inc., Cryptometrics Acquisition, Inc., Cryptometrics, Inc. and the stockholders named therein (16)

99.4	Letter Agreement, dated as of January 24, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Robert Barra, Michael Vitale, Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Thomas J. Mazzarisi and Stephen J. Schoepfer amending Agreement and Plan of Merger, (19)

99.5	Letter Agreement, dated as of February 26, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Robert Barra, Michael Vitale, Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Thomas J. Mazzarisi and Stephen J. Schoepfer amending Agreement and Plan of Merger(20)

99.6	Amendment to Merger Agreement, dated as of April 2, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Robert Barra, Michael Vitale, Thomas J. Mazzarisi and
Stephen J. Schoepfer(21)

Exhibit No.	Description

99.7	Amendment to Merger Agreement, dated as of April 20, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Robert Barra, Michael Vitale, Thomas J. Mazzarisi and
Stephen J. Schoepfer(22)

99.8	Amendment to Merger Agreement, dated as of May 11, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Robert Barra, Michael Vitale, Thomas J. Mazzarisi and
Stephen J. Schoepfer(23)

99.9	Amendment to Merger Agreement, dated as of May 18, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Robert Barra, Michael Vitale,Thomas J. Mazzarisi and
Stephen J. Schoepfer(24)

99.10	Amendment to Merger Agreement, dated June 15, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Robert Barra, Michael Vitale, Thomas J. Mazzarisi and
Stephen J. Schoepfer(25)

99.11	Amendment to Merger Agreement, dated July 16, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Robert Barra, Michael Vitale, Thomas J. Mazzarisi and
Stephen J. Schoepfer(26)

99.12	Amendment to Merger Agreement, dated August 16, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Robert Barra, Michael Vitale, Thomas J. Mazzarisi and
Stephen J. Schoepfer(27)

99.13	Amendment to Merger Agreement, dated November 7, 2007, by and among JAG Media Holdings, Inc., Cryptometrics, Inc., Cryptometrics Acquisition, Inc., Karlen & Stolzar, LLP, Robert Barra, Michael Vitale, Thomas J. Mazzarisi and
Stephen J. Schoepfer**

**	Filed herewith.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on July 30, 1999.

(2)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 30, 1999.

(3)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 26, 2001.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed on May 1, 2002.

(5)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on January 9, 2003.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2003.

(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 13, 2003.

(8)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 13, 2003.

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 20, 2004.

(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 20, 2004.

(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2005

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2005.

(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2005.

(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 9, 2005.

(15)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on November 8, 2005.

(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2005.

(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2006.

(18)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on June 19, 2006

(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 31, 2007

(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 5, 2007

(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2007

(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2007

(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 11, 2007

(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 23, 2007

(25)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007

(26)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 25, 2007

(27)	Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-4 filed on September 13, 2007.

JAG Media Holdings, Inc. and Subsidiaries
*   *   *

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
JAG Media Holdings, Inc.
We have audited the accompanying consolidated balance sheets of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended July 31, 2007, 2006, and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2007 and 2006, and their results of operations and cash flows for the years ended July 31, 2007, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits referred to above included the information in Schedule II, which presents fairly, in all material respects when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/ J.H. Cohn LLP
Roseland, New Jersey
November 9, 2007

Jag Media Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2007 and 2006

	July 31, 2007	July 31, 2006
Assets
Current assets:
Cash and cash equivalents	$507	$450,618
Accounts receivable, net of allowance for doubtful accounts of $7,500 at both July 31, 2007 and 2006	34,345	15,580
Other current assets	44,426	35,333

Total current assets	79,278	501,531

Equipment, net of accumulated depreciation of $154,975 and $118,736 at July 31, 2007 and 2006, respectively	55,071	76,702

Total	$134,349	$578,233

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$1,088,819	$234,682
Deferred revenues	18,695	22,448
Derivative liability	11,058,561	2,789,750

Total current liabilities	12,166,075	3,046,880
Convertible debentures payable, net of unamortized debt discount of $912,820 and $2,047,911 at July 31, 2007 and 2006, respectively	2,607,180	2,027,089

Total liabilities	14,773,255	5,073,969

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,749 and 372,848 shares issued and outstanding at July 31, 2007 and 2006, respectively	4	4
40,000 shares designated as Series 3; 21,500 shares issued and outstanding at both July 31, 2007 and 2006	—	—

	4	4

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued at both July 31, 2007 and 2006
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 48,048,617 shares issued and outstanding and 42,896,506 shares issued and outstanding at July 31, 2007 and 2006,respectively	480	429
Additional paid-in capital	45,806,278	44,209,217
Unearned compensation		(34,870)
Accumulated deficit	(60,445,668)	(48,670,516)

Total stockholders’ deficiency	(14,638,910)	(4,495,740)

Total	$134,349	$578,233

See Notes to Consolidated Financial Statements.

JAG Media Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended July 31, 2007, 2006, and 2005

	2007	2006	2005
Revenues	$203,286	$166,692	$239,651

Operating expenses:
Cost of revenues	73,047	85,585	152,371
Selling expenses	97,029	46,637	43,441
General and administrative expenses	1,754,085	2,381,789	1,745,455

Totals	1,924,161	2,514,011	1,941,267

Loss from operations	(1,720,875)	(2,347,319)	(1,701,616)

Other income (expense)
(Loss) gain on change in value of derivative liability	(8,524,813)	1,094,246	—
Loss on extinguishment of promissory note	—	(77,373)	—
Writeoff of goodwill	—	—	(50,400)
Interest income	54	2,573	8,357
Finance charge for derivative liability in excess of proceeds from convertible debentures	—	(1,795,005)	—
Interest expense	(1,529,518)	(513,978)	(145,506)

Net loss	$(11,775,152)	$(3,636,856)	$(1,889,165)

Basic and diluted net loss per share	$(0.25)	$(0.08)	$(0.04)

Basic and diluted weighted average common shares outstanding	46,466,147	42,891,017	44,510,641

See Notes to Consolidated Financial Statements

JAG Media Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficiency
Years Ended July 31, 2007, 2006, and 2005

	Common Stock
	Number of		Additional	Unearned	Accumulated
	Shares	Amount	Paid-In Capital	Compensation	Deficit	Total
Balance, August 1, 2004	44,235,299	$442	$43,570,992	$(24,264)	$(43,144,495)	$402,675
Effect of issuance of options in exchange for services			51,200	(51,200)		—
Amortization of unearned, stock-based compensation				35,018		35,018
Effect of issuance of common stock for purchase of business	250,000	3	42,497			42,500
Effect of issuance of common stock in exchange for services and claim settlement	262,500	3	77,498			77,501

Net loss					(1,889,165)	(1,889,165)

Balance, July 31, 2005	44,747,799	448	43,742,187	(40,446)	(45,033,660)	(1,331,471)
Effect of issuance of options in exchange for services			56,000	(56,000)		—
Effect of return and retirement of shares	(3,506,248)	(35)	35			—
Amortization of unearned stock-based compensation				61,576		61,576
Reclassification of derivative liability for nonemployee options			(63,989)			(63,989)
Fair value of shares issued on conversion of promissory notes payable	1,250,000	12	399,988			400,000
Shares issued on conversion of convertible debentures	404,955	4	74,996			75,000
Net loss					(3,636,856)	(3,636,856)

Balance, July 31, 2006	42,896,506	429	44,209,217	(34,870)	(48,670,516)	(4,495,740)
Amortization of unearned, stock-based compensation			28,167			28,167
Reclassification of deferred compensation upon adoption of SFAS 123R			(34,870)	34,870		—
Effect of issuance of common stock in exchange for services	180,000	2	62,198			62,200
Effect of repricing of employee options			70,946			70,946
Shares issued on conversion of convertible debentures	4,432,111	44	554,956			555,000
Shares issued on exercise of options	540,000	5	43,395			43,400
Capital contribution from payment by prospective merger partner of the Company’s costs related to merger			580,269			580,269
Reclassification of derivative liability upon exercise of options for 340,000 shares			292,000			292,000
Net loss					(11,775,152)	(11,775,152)

Balance, July 31, 2007	48,048,617	$480	$45,806,278	$—	$(60,445,668)	$(14,638,910)

See Notes to Consolidated Financial Statements.

JAG Media Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2007, 2006, and 2005

	2007	2006	2005
Operating activities:
Net loss	$(11,775,152)	$(3,636,856)	$(1,889,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,707	23,785	19,684
Amortization of other assets		36,426	13,574
Amortization of unearned, stock based compensation	28,167	61,576	35,018
Loss (gain) on change in value of derivative liability	8,524,813	(1,094,246)	—
Loss on extinguishment of debt		77,373	—
Finance charge for derivative liability in excess of debt proceeds		1,795,005	—
Amortization of debt discount	1,135,091	243,266	27,149
Writeoff of goodwill	—	—	50,400
Costs of the Company paid by potential merger partner	580,269	—	—
Effects of issuance of common stock in exchange for services	62,200	0	77,501
Effects of repricing employee options of common stock for services	70,946	—	—
Changes in operating assets and liabilities:
Accounts receivable	(18,765)	(1,070)	(2,270)
Other current assets	55,418	32,123	6,586
Accounts payable and accrued expenses	856,521	275,025	147,657
Deferred revenues	(3,753)	(6,783)	(10,262)

Net cash used in operating activities	(448,538)	(2,194,376)	(1,524,128)

Investing activities:
Equipment purchases	(15,573)	(40,871)	(32,078)
Cash paid for purchase of business	—	—	(19,212)

Net cash used in investing activities	(15,573)	(40,871)	(51,290)

Financing activities:
Proceeds from notes and debentures	—	2,025,000	2,000,000
Costs paid in connection with notes and debentures payable			(150,000)
Proceeds from issuance of common stock upon exercise of stock options, net of receivable from employee	14,000	—	—

Net cash provided by financing activities	14,000	2,025,000	1,850,000

Net increase (decrease) in cash and cash equivalents	(450,111)	(210,247)	274,582
Cash and cash equivalents, beginning of year	450,618	660,865	386,283

Cash and cash equivalents, end of year	$507	$450,618	$660,865

Supplemental disclosure of noncash financing activities:

Noncash effects of convertible debentures and promissory notes converted to common stock	$555,000	$325,000

Receivable from employees for exercise of options	$29,400	$—

Reclassification of derivative liability	$292,000

Derivative liability of warrants issued equal to proceeds from debentures issued		$2,025,000

Reclassification fair market value of nonemployee options to derivative liability		$63,990

Effect of issuance of common stock for purchase of business			$42,500

See Notes to Consolidated Financial Statements.

Note 1 -	Organization :

JAG Media Holdings, Inc., a Nevada corporation, and its subsidiaries (the “Company”) gather and compile financial and investment information from contacts with financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generate revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site, www.jagnotes.com. Subscribers receive, among other things, a daily early-morning investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses and alerts, during the trading day, of rumors circulating on Wall Street. The Company is also in the business of developing related software focused on streaming video solutions, including the delivery of services already provided by the Company. Management considers all of its activities to be within the same business segment.

The Company commenced operations in 1989 and its subscribers were initially limited primarily to institutional investors. During the year ended July 31, 2000, the Company opened its web site and began targeting retail subscribers in an effort to expand its subscriber base.

On November 24, 2004, a newly established subsidiary of the Company, Pixaya (UK) Limited (“Pixaya”) (formerly known as TComm (UK) Limited), a company organized in the United Kingdom, acquired the business and assets of TComm Limited, a development stage company, also organized in the United Kingdom, that was developing various mobile video streaming products. The Company is continuing to develop certain of these products although such development has been limited as a result of the Company’s lack of financial resources and has added a new service to this product line (See Note 5). However, the business acquired had not generated any significant revenue as of the date of the acquisition or through July 31, 2007.

The Company is actively pursuing potential mergers. As further discussed in Note 10 herein, on December 27, 2005, the Company entered into an agreement and plan of merger that was amended on various dates through September 18, 2007 (the “Merger Agreement”) with, among others, Cryptometrics, Inc., a Delaware corporation (“Cryptometrics”), pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 88% of the outstanding shares of the Company’s common stock, in exchange for all of the issued and outstanding capital stock of Cryptometrics. There is no assurance that the proposed transaction will be consummated.

Note 2 -	Basis of presentation and summary of significant accounting policies:

Basis of presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $203,000, $167,000 and $240,000 and it incurred net losses of approximately $11,775,000, $3,637,000 and $1,889,000 and negative cash flows from operating activities of approximately $449,000, $2,194,000 and $1,524,000 for the years ended July 31, 2007, 2006 and 2005, respectively. In addition, as of July 31, 2007 the Company only had cash and cash equivalents available of approximately $500 and a working capital deficiency of $12,087,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least July 31, 2008 and that the Company will need to obtain additional equity or debt financing to sustain its operations.

Management believes that the Company will be able to obtain sufficient financing directly through the consummation of the merger with Cryptometrics or through the consummation of a merger with another appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least July 31, 2008. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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
Goodwill:
The Company is required to periodically review the carrying value of any intangible assets it has recorded that are not subject to amortization, such as goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized identifiable intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As explained in Note 5, the Company wrote off all of the Goodwill it had recorded based on an impairment test as of January 31, 2005.
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
Stock-based compensation:
Through July 31, 2006, the Company recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that met the criteria set forth in SFAS 123 and common stock using its market value. It had been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost for the fair value of the options were being amortized to expense over the vesting period.
As required, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition and the amortization provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the methods used by the Company to value and account for its options or its financial position and results of operations and, accordingly, charges to compensation cost for the fair value of the options continue to be amortized to expense over the vesting period. In accordance with SFAS No. 123(R), the Company reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid-in capital as of the date of adoption. There was no charge to operations.
Net earnings (loss) per share:
The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, and the conversion of outstanding convertible debentures, were issued during the period and the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and net income or loss was adjusted for interest on the convertible debentures.
As of July 31, 2007, there were stock options, warrants and convertible debentures outstanding for the purchase of a total of 1,000,000, 12,000,000 and 4,050,000 shares of common stock, respectively (see Notes 4 and 6). As of July 31, 2006, there were stock options, warrants and convertible debentures outstanding for the purchase of a total of 1,420,000, 12,000,000 and 10,507,246 shares of common stock, respectively. As of July 31, 2005, there were stock options outstanding for the purchase of a total of 2,510,000 shares of common stock. However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in the years ended July 31, 2007, 2006 and 2005 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.
Derivative and Convertible Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.
The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including an embedded conversion option, that are required to be bifurcated and accounted for separately as derivative financial instruments. In connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants and options that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.
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
The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method. Since the conversion of the secured convertible debentures issued by the Company during the year ended July 31, 2006 could have been at a discount from the market price and, accordingly, could have resulted in the issuance of an indeterminable number of common shares, the Company determined that it would be prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability. Accordingly, subsequent changes in the fair value of such options and warrants at the end of each reporting period have been and will be recorded as charges or credits to the Company’s results of operations.
Recently Issued Accounting Standards:
The Financial Accounting Standards Board and its Emerging Issues Task Force (the “EITF”) have issued certain accounting pronouncements as of July 31, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.
Note 3 — Income taxes:
As of July 31, 2007, the Company had net operating loss carryforwards of approximately $35,224,000 available to reduce future Federal taxable income which will expire from 2019 through 2027.
As of July 31, 2007 and 2006, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	July 31
	2007	2006
Deferred revenues, net	$6,000	$8,000
Unearned compensation	31,000	54,000
Net operating loss carryforwards	13,262,000	12,165,000

	13,299,000	12,227,000
Less valuation allowance	(13,299,000)	(12,227,000)

Total	$—	$—

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2007.
The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance as of July 31, 2006, 2005, and 2004 of approximately $12,227,000, $11,843,000 and $12,372,000. As a result of increases (decreases) in the valuation allowances of $1,072,000, $384,000 and ($529,000) during the years ended July 31, 2007, 2006 and 2005, respectively, which were primarily attributable to the net loss incurred during each of those years, the exercise of options in 2007, and the expiration and cancellation of options and warrants in 2005 that had not been exercised, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.
Note 4 — Equity and debt financing agreements with YA Global Investments, L.P.:
On April 9, 2002, the Company entered into an equity line purchase agreement (the “Equity Line Agreement”) with YA Global Investments, L.P. (YA Global”) (formerly known as Cornell Capital Partners, L.P.) pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required YA Global to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was to be 95% of the lowest closing bid price of the Company’s common stock over a specified number of trading days commencing on specified dates. YA Global was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from YA Global in connection with each put. As of May 25, 2006, the date the Equity Line Agreement was effectively cancelled, and July 31, 2005 and 2004, $4,035,000 of the Company’s Equity Line with YA Global had been utilized.
On January 25, 2005, the Company entered into a Promissory Note Agreement with YA Global for a loan of $2,000,000. The $2,000,000 loan from YA Global was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which was being amortized over the original term of the loan. The unamortized debt discount was approximately $73,000 as of July 31, 2005 and $32,000 as of May 25, 2006 when the promissory note was converted into common stock and a secured convertible debenture. The face amount of the promissory note and interest on the amount from time to time outstanding at a rate of 12% per year was originally payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days, subsequently extended to 753 calendar days, of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.
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
All put notices were returned to the Company on May 25, 2006, when the Company terminated its Equity Line with YA Global, converted $250,000 of the principal of its $2,000,000 promissory note payable to YA Global into 1,250,000 shares of the Company’s common stock which were issued on such date for which the fair value was $400,000, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. As the cash flows of the new debentures were substantially different from those of the promissory notes, the restructuring qualified as an extinguishment for financial accounting purposes. Accordingly, the Company recorded a loss on extinguishment of $77,373 during the year ended July 31, 2006 (representing the fair value of the shares in excess of the principal converted plus $31,674 of debt discount written off less $104,301 of accrued interest forgiven). In addition, the Company issued similar secured convertible debentures to YA Global in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,025,000 after fees and costs of $225,000 paid to YA Global which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bear interest at the rate of 10% per year and mature three years after issuance. They are convertible through maturity into shares of the Company’s common stock as described below.
The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, Pixaya LLC (formerly JAG Media LLC), security agreements executed by the Company and its subsidiary granting YA Global a security interest in all their respective assets. The Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days and other conditions have been met. At such time, the security interest will automatically terminate provided the Company’s common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest had not been terminated by YA Global as of July 31, 2007.
YA Global has the right to convert the debentures, at its sole option, into shares of the Company’s common stock at a conversion price which shall be the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of the Company’s common stock during the 30 trading days prior to the conversion date (see Note 10).
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
In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to YA Global to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share (see Note 6). The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.
Since the conversion of the secured convertible debentures could result in the issuance of an indeterminable number of common shares since they are convertible at a discount from the market price, the Company determined that based on the guidance in the consensus for EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company will be prohibited from concluding that it will have a sufficient number of authorized and unissued shares to net -share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were initially issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability as explained below. Subsequent changes in the fair value of such options and warrants at the end of each reporting period have been and will be recorded as charges or credits to the Company’s results of operations.
As of May 25, 2006, the warrants for the purchase of 12,000,000 shares were valued at approximately $3,820,000 based on the Black-Scholes options pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 335.722%, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.32 per share when issued. Accordingly, the Company recorded an additional debt discount of $2,025,000 to offset the net cash proceeds received from YA Global for the debentures and a finance charge to operations of $1,795,000 to reflect the excess of fair value of the warrants over the debt proceeds. As of July 31, 2006, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 338.441%, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.23 when valued. This resulted in a decrease in the carrying value of the derivative liability to approximately $2,744,000 and the recognition of an unrealized gain on derivative liability of $1,076,000 for the year ended July 31, 2006.
As of July 31, 2007, the warrants for the purchase of 12,000,000 shares were valued at approximately $11,059,000 based on the Black-Scholes options pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 216.543%, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.95 per share when valued. This resulted in the recognition of unrealized losses on derivative liability of approximately $8,314,000 for the year ended July 31, 2007.
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
The issuance of convertible debentures and warrants to YA Global also caused the Company to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of May 25, 2006 the warrants were valued at approximately $64,000 using the Black-Scholes option pricing model. As of July 31, 2006, the fair value of the warrants was recalculated which resulted in a decrease in the carrying value of the derivative liability to approximately $46,000 and the recognition of an unrealized gain on derivative liability of $18,000 for the year ended July 31, 2006. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 340.641%, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. On February 21, 2007, a consultant exercised the options to purchase 200,000 shares of common stock at $0.02 per share resulting in proceeds of $4,000 and the reclassification of $116,000 (the fair value of the options at the exercise date) from the derivative liability to equity. On June 11, 2007, a consultant exercised options to purchase 200,000 shares of common stock at $0.05 per share resulting in proceeds of $10,000 and the reclassification of $176,000 (the fair value of the options at the exercise date) from the derivative liability to equity. As of July 31, 2007 all the warrants issued to non-employees had been exercised or expired.
During the year ended July 31, 2006, YA Global converted debentures in the principal amount of $75,000 into 404,955 shares of the Company’s common stock and the Company recorded amortization of debt discount attributable to the debentures of approximately $202,000 including $75,000 which was accreted as a result of the conversions. As of July 31, 2006, the debentures had a net carrying value of $2,027,000 reflecting the outstanding principal balance due of $4,075,000 reduced by remaining unamortized debt discounts aggregating approximately $2,048,000.
During the year ended July 31, 2007, YA Global converted debentures in the principal amount of $555,000 into 4,432,111 shares of the Company’s common stock and recorded amortization of debt discount attributable to the debentures of approximately $1,135,000, including $555,000 which was accreted as a result of the conversions. As of July 31, 2007, the debentures had a net carrying value of approximately $2,607,000, reflecting the outstanding principal balance due of $3,520,000 reduced by remaining unamortized debt discounts aggregating approximately $913,000.
Subsequent to the year ended July 31, 2007, YA Global converted debentures in the principal amount of $1,600,000 into 4,000,000 shares of the Company’s common stock.
Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all other obligations of the Company under the promissory note, would become immediately due and payable without any action on the part of YA Global.
Note 5 – Acquisition:
On November 24, 2004, the Company and Pixaya (UK), the Company’s newly organized subsidiary, entered into a Business Sale Agreement (the “Sale Agreement”) with TComm Limited, a company organized in the United Kingdom (“Seller”). The Company entered into the transaction to access the seller’s development stage software, which the Company believed offered a new platform for delivery of the Company’s services as well as being valuable in its own right.
The transactions contemplated by the Sale Agreement were consummated on November 24, 2004. Under the Sale Agreement, Pixaya purchased the Seller’s software development business, which is focused on streaming video solutions, and all of its assets related to that business. The business acquired had not generated any significant revenue as of the date of the acquisition or through July 31, 2007.
The acquired product lines the Company originally intended to continue to develop included: (1) Pixaya Mobile (previously known as TComm TV), which was intended to deliver on-demand video/audio clips to various java-based and Symbian-based mobile phones and (2) SurvayaCam (previously known as CCMTV), which is currently under development and will consist of software programs (and related hardware) intended to enable field personnel to send real-time video streams from the field to a central point where they can be viewed by one or more persons. During the year ended July 31, 2006, the Company discontinued development of Pixaya Mobile. The Company is unable to estimate the amount of resources that will be required to complete the development of the SurvayaCam product line.
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
In addition, the Seller agreed not to compete with the business conducted by Pixaya for a period of two years from the closing date of the transaction. The Sale Agreement also contains customary representations and warranties. The Seller has agreed to indemnify Pixaya for any damages which may result from a breach of its warranties but only if the damages exceed approximately $20,000.
Pixaya had no significant revenues from its inception in November 2004 through July 31, 2007.
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
The shares of Series 2 and Series 3 Class B common stock will be nonvoting, have dividend and liquidation rights equal to the Class A common stock and be redeemable. Redemption by the Company shall be mandatory within six months (or as soon thereafter as permitted by law) following the final resolution of any successor lawsuit brought by the Company relating to the subject matter of the Company’s now dismissed lawsuit against certain brokerage firms (JAG Media Holdings, Inc. v. A.G. Edwards & Sons, et al.) in U.S. District Court for the Southern District of Texas, which date shall be determined by the board of directors. The redemption price per share of the Series 2 Class B common stock will be the greater of (i) the par value of each share or (ii) the amount obtained by dividing (a) 90% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount by (b) the total number of shares of Series 2 Class B common outstanding. The redemption price per share of the Series 3 Class B common stock will be the greater of (i) the par value of each share or (ii) .0025% of 10% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount.
Since the value of the Series 2 and Series 3 Class B common stock is contingent upon the outcome of a pending or successor litigation, the Company recorded the shares of Series 2 and Series 3 Class B common stock that were originally issuable during the year ended July 31, 2003 at their total par value of $4.20. Since the Company will be required to distribute substantially all of the proceeds of the pending litigation to the holders of Series 2 and Series 3 Class B common stock, the Company has classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders’ equity in the accompanying July 31, 2007 and 2006 consolidated balance sheets pursuant to the rules and regulations of the Securities and Exchange Commission and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
Issuance of common stock:
During the year ended July 31, 2007, YA Global converted $555,000 of the principal balance of the debentures discussed in Note 4 into 4,432,111 shares of the Company’s common stock.
On July 16, 2007, employees of the company exercised options to purchase 140,000 shares of common stock at $0.21 per share. The Company did not receive the proceeds of $29,400 until August 13, 2007 and, accordingly, the balance receivable was included in other current assets at July 31, 2007. On June 11, 2007, the Company received proceeds of $10,000 when a consultant exercised options to purchase 200,000 shares of common stock at $0.05 per share. On February 21, 2007, the Company received proceeds of $4,000 when a consultant exercised the options to purchase 200,000 shares of common stock at $0.02 per share.

On December 26, 2006 the Company issued a total of 180,000 shares of common stock with an aggregate fair value of $62,200 to certain employees for services, which was charged to general and administrative expense
As further explained in Note 4, during the year ended July 31, 2006, the Company terminated its Equity Line Agreement with YA Global and converted $250,000 of the principal of its $2,000,000 Promissory Note payable to YA Global into 1,250,000 shares of the Company’s common stock.
During the year ended July 31, 2006, YA Global converted $75,000 of the principal balance of the debentures discussed in Note 4 into 404,955 shares of the Company’s common stock.
On March 4, 2005, the Company settled a dispute with a consultant in connection with his performance of various investment banking services for the Company. The claim was settled for $175,000, of which $100,000 was paid in cash and the balance was paid by issuing 250,000 shares of common stock with an aggregate fair value of $75,000. The cost of the settlement has been included in operations for the year ended July 31, 2005.
In November 2004, the Company issued 250,000 shares of common stock in connection with the acquisition of TComm Limited (see Note 5).
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
Stock options:
As of July 31, 2007, the Company has options outstanding for the purchase of 1,000,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.
The Company has issued the options, from time to time, to employees as compensation and to nonemployees, including investment analysts and commentators that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services. As explained in Note 2, the Company has recognized the cost of such issuances based on the fair value of the options and other equity instruments issued over the periods in which the related services are rendered in accordance with the provisions of SFAS 123 and, subsequent to July 31, 2006, SFAS 123(R). Accordingly, the cost of such equity instruments may be initially charged directly to compensation expense or to unearned compensation which is subsequently amortized to expense.
As of July 31, 2007, the Company has the ability to issue options to purchase 5,000,000 additional shares of common stock under the Incentive Plan.
The following table summarizes information about the number of shares of common stock subject to options that were outstanding at July 31, 2007 as a result of issuances of options to employees and nonemployees as compensation for services:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Prices	Term	Value
Options outstanding, August 1, 2005	2,510,000
Granted	450,000	$.02
Canceled	(1,540,000)	$1.17

Options outstanding, July 31, 2006	1,420,000	$.12
Granted	200,000	$.05
Exercised	(540,000)	$.08
Canceled	(80,000)	$.69

Options outstanding, July 31, 2007	1,000,000	$.02	5.08	$930,000

Options exercisable, July 31, 2007	1,000,000	$.02	5.08	$930,000

The fair value of each option granted by the Company in the years ended July 31, 2007, 2006, and 2005 were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	July 31, 2007	July 31, 2006	July 31, 2005
Risk free interest rate	6.00%	6.00%	4.50%
Dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility factor	216.543%	270.79% to 279.14%	157.42% to 171.16%
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
On July 11, 2007, the per share exercise prices of options to purchase 140,000 shares of common stock previously issued to employees was reduced from prices ranging from $0.50 to $1.00 to $0.21 to settle accrued compensation for these employees of $66,000. As required by SFAS 123(R), incremental compensation cost of approximately $4,000 was recognized for the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As a result, the Company increased additional paid-in capital by $70,946. The fair value of the options at the date of the modification was determined assuming a risk free interest rate of 6.0% annually, no dividend payments, annual volatility of 216.54%, an exercise price of $0.21 and a stock price when modified of $1.17 per share.
As of July 31, 2007, approximately $4,000 of expense related to such options has yet to be recognized.
Warrants issued:
During 2006, the Company issued warrants to purchase 12,000,000 shares of common stock in connection with debt financing (see Note 4) to YA Global. These warrants had per share exercise prices ranging from $0.40 to $0.80, will expire in May 2011 and had an aggregate fair value of approximately $3,834,000 when issued and approximately $11,387,000 and $2,744,000 as of July 31, 2007 and 2006, respectively.
The following table summarizes information about the number of shares of common stock subject to warrants that were outstanding at July 31, 2007.

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average Years	Weighted
		of Remaining	Average
	Number	Contractual	Exercise	Number	Weighted Average
Exercise Prices	Outstanding	Life	Price	Exercisable	Exercise Price
$.40	2,000,000	3.82	$.40	2,000,000	$.40
.50	2,000,000	3.82	.50	2,000,000	.50
.60	2,000,000	3.82	.60	2,000,000	.60
.70	3,000,000	3.82	.70	3,000,000	.70
.80	3,000,000	3.82	.80	3,000,000	.80

$.40-$.80	12,000,000	3.82	$.40-$.80	12,000,000	.63

Other Equity Transactions

As explained in Notes 1 and 10, the Company entered into the Merger Agreement with, among others, Cryptometrics, pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Cryptometrics has paid various legal and accounting costs, totaling approximately $580,000 on behalf of the Company, that will not have to be repaid by the Company to Cryptometrics in the event that the merger is not successfully completed. The costs paid by Cryptomertrics have been charged to operating expenses and the amounts received by the Company have been recorded as a capital contribution and included in additional paid-in capital.

Note 7 -	Employee benefit plans:

The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company’s contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2007, 2006 and 2005.

Note 8 -	Commitments and contingencies:

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. From time to time the Company’s cash account balances exceed the Federal insurance limit of $100,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2007.

In addition, the Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Employment agreements:

In connection with the acquisition of Pixaya, Pixaya entered into employment agreements on November 24, 2004 with four individuals, all of whom were previously employed by Pixaya. The employment agreements have a term of three years and automatically renew unless terminated by either party. As a result, the Company’s obligations for cash payments under the employment agreements subsequent to July 31, 2007 are as follows:

Year ending	Amount
July 31, 2008	$53,000

Leases:

During 2007, 2006, and 2005, the Company had been leasing office space under month-to-month leases and noncancelable leases. Rent expense under all such leases, which were classified as operating leases, totaled approximately $26,000, $29,000 and $15,000 for 2007, 2006 and 2005, respectively. As of July 31, 2007, the Company was not subject to any significant noncancelable office leases.

Litigation:

The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.

Bay Point Investment Partners, LLC (“Bay Point”) had threatened to commence litigation against the Company, certain of its officers and directors and others. The Bay Point claim related to its purchase of shares of the Company’s stock in private placements on December 10, 2002 and June 19, 2003. Bay Point alleged, among other things, various disclosure failings as well as the Company’s failure to register the shares it purchased in the June 19, 2003 private placement by the date provided in the placement agreement and to use the proceeds as Bay Point claims they were intended to be used. In May 2006, the Company settled its dispute with Bay Point by the payment of $250,000 for which it has received releases from Bay Point and other claimants. The cost of the settlement has been included in results of operations for the year ended July 31, 2006.

Note 9 -	Fair value of financial instruments:

The Company’s material financial instruments at July 31, 2007 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, and the loan payable to YA

Global. In the opinion of management, the financial instruments other than the loan payable were carried at values that approximated their fair values at July 31, 2007 because of their liquidity and/or their short-term maturities.

Note 10 -	Cryptometrics merger:

As explained in Note 1, the Company entered into the Merger Agreement on December 27, 2005, that has been amended on various dates through September 18, 2007, with, among others, Cryptometrics pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the combined companies’ outstanding shares of common stock, in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics are being registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.

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

There is no assurance that the Company or Cryptometrics will not cancel the Merger Agreement, that the conditions of the proposed transaction will be fulfilled and that the proposed transaction between the Company and Cryptometrics will be consummated. The Merger Agreement has an automatic termination date which the parties to it have extended from time to time, but they are under no obligation to do so. As explained in Notes 1 and 6, pursuant to the terms of the Merger Agreement, Cryptometrics has paid various legal and accounting costs on behalf of the Company that will not have to be repaid by the Company to Cryptometrics in the event that the merger is not successfully completed. The costs paid by Cryptomertrics have been charged to operating expenses and the amounts received by the Company have been recorded as a capital contribution and included in additional paid-in capital. Pursuant to various amendments to the Merger Agreement, if the transaction is terminated by the Company or for certain other reasons, under certain conditions the Company has agreed to issue Cryptometrics up to 1,000,000 shares of its common stock in consideration for various costs aggregating $580,000 advanced and to be advanced by Cryptometrics for the account of the Company. In addition, in consideration of $167,660 of such advances, the Company granted a non-exclusive, perpetual, royalty free license to Cryptometrics to use certain of the intellectual property of Pixaya.

In connection with the proposed merger, on various dates from January 24, 2007 through September 18, 2007, the secured convertible debentures and warrants issued to YA Global were amended. As a result, on the date the proposed merger between the Company and Cryptometrics closes and becomes effective, (i) Cryptometrics will assume all of the rights and obligations under those amended agreements on behalf of the post-merger, combined company, and (ii) the secured convertible debentures would become convertible at a discount of 5% to the lowest volume weighted average price of the Company’s common stock during the 30 trading days prior to the conversion date and the warrants issued to YA Global would become convertible at a discount of 12% to the average of the volume weighted average price of the Company’s common stock during the 30 trading days prior to the exercise date.

Note 11 -	Restatement of Unaudited Interim Financial Statements

In connection with the preparation of the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 2007, the Company's independent registered public accounting firm brought to the attention of the management of the Company that certain of the Company’s legal and accounting costs which, pursuant to the terms of the Merger Agreement with Cryptometrics were paid for by Cryptometrics, should have been charged to operating expenses and the amounts received by the Company should have been recorded as capital contributions and included in additional paid-in capital in the periods in which the costs were incurred (see Note 6). As a result, management completed an investigation focused on the Company’s accounting for all expenses paid for by Cryptometrics during the term of the Merger Agreement and determined that certain of the expenses should have been recorded in each of the quarters ended October 31, 2006, January 31, 2007 and April 30, 2007.

In addition, the Company’s independent registered public accounting firm brought to the attention of the management of the Company that the expected volatility factors used to determine the fair value of the derivative liabilities that were valued based on the Black-Scholes options pricing model were overstated during each of the first three quarters of the year ended July 31, 2007. As a result, management completed an investigation and determined that the volatility factors should have ranged from 223.697% to 229.281% instead of the 340.64% to 370.96% and, accordingly, the derivative liabilities recorded at the end of each of the quarters ended October 31, 2006, January 31, 2007 and April 30, 2007 were overstated and the gain or loss on change in derivative liability for each of the quarters then ended was understated or overstated.

Upon completion of these investigations, management has identified certain adjustments related to the costs paid by Cryptometrics on behalf of the Company and the overstatement of the volatility factors that necessitate the restatement of the Company’s financial statements for each of the first three quarters of fiscal 2007. Previously issued financial statements for those quarters should not be relied upon. The following tables reflect the impact of the restatements on each of the first three quarters in the fiscal year ended July 31, 2007.

JAG Media Holdings, Inc. and Subsidiaries
Restated Condensed Consolidated Balance Sheet (Unaudited)
October 31, 2006

	As Previously	Restatement
	Reported	Adjustment	As Restated
	10/31/2006	10/31/2006	10/31/2006
Assets

Current assets:
Cash and cash equivalents	$35,501	$—	$35,501
Accounts receivable, net of allowance for doubtful accounts of $7,500	20,960		20,960
Other current assets	138,748		138,748

Total current assets	195,209	—	195,209

Equipment, net of accumulated depreciation of $127,798	83,214		83,214

Total	$278,423	$—	$278,423

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$236,987	$—	$236,987
Deferred revenues	19,444		19,444
Derivative liability	2,466,660	(133,861)	2,332,799

Total current liabilities	2,723,091	(133,861)	2,589,230

Convertible debentures payable, net of unamortized debt discount of $1,678,813	2,196,187		2,196,187

Total liabilities	4,919,278	(133,861)	4,785,417

Mandatorily redeemable Class B common stock; par value $.00001 per share: 400,000 shares designated as Series 2: 381,014 shares issued and outstanding	4		4

40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—		—

	4		4

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 44,579,589 shares issued and outstanding	446		446
Additional paid-in capital	44,383,563	27,161	44,410,724
Accumulated deficit	(49,024,868)	106,700	(48,918,168)

Total stockholders’ deficiency	(4,640,859)	133,861	(4,506,998)

Total	$278,423	$—	$278,423

Jag Media Holdings, Inc. and Subsidiaries
Restated Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended October 31, 2006

	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Revenues	$43,331	$—	$43,331

Operating expenses:
Cost of revenues	24,650		24,650
Selling expenses	24,262		24,262
General and administrative expenses	239,689	27,161	266,850

Totals	288,601	27,161	315,762

Loss from operations	(245,270)	(27,161)	(272,431)

Other income (expense):
Gain on change in value of derivative liability	359,090	133,861	492,951
Interest income	77		77
Interest expense	(468,249)		(468,249)

Net loss	$(354,352)	$106,700	$(247,652)

Basic and diluted net loss per share	$(0.01)		$(0.01)

Basic and diluted weighted average common shares outstanding	43,972,608		43,972,608

JAG Media Holdings, Inc. and Subsidiaries
Restated Condensed Consolidated Balance Sheet (Unaudited)
January 31, 2007

	As Previously	Restatement
	Reported	Adjustment	As Restated
	1/31/2007	1/31/2007	1/31/2007
Assets

Current assets:
Cash and cash equivalents	$21,617	$—	$21,617
Accounts receivable, net of allowance for doubtful accounts of $7,500	17,120		17,120
Other current assets	61,730		61,730

Total current assets	100,467	—	100,467

Equipment, net of accumulated depreciation of $136,988	73,058		73,058

Total	$173,525	$—	$173,525

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$466,229	$—	$466,229
Deferred revenues	21,520		21,520
Derivative liability	4,823,317	(192,532)	4,630,785

Total current liabilities	5,311,066	(192,532)	5,118,534

Convertible debentures payable, net of unamortized debt discount of $1,163,300	2,356,700		2,356,700

Total liabilities	7,667,766	(192,532)	7,475,234

Mandatorily redeemable Class B common stock; par value $.00001 per share: 400,000 shares designated as Series 2: 381,741 shares issued and outstanding	4		4

40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—		—

	4		4

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 47,508,617 shares issued and outstanding	475		475
Additional paid-in capital	44,807,468	239,106	45,046,574
Accumulated deficit	(52,302,188)	(46,574)	(52,348,762)

Total stockholders’ deficiency	(7,494,245)	192,532	(7,301,713)

Total	$173,525	$—	$173,525

Jag Media Holdings, Inc. and Subsidiaries
Restated Condensed Consolidated Statements of Operations (Unaudited)
Six and Three Months Ended January 31, 2007

	Six Months Ended January 31, 2007			Three Months Ended January 31, 2007
	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Revenues	$101,137	$—	$101,137	$57,806	$—	$57,806

Operating expenses:
Cost of revenues	42,132		42,132	17,482		17,482
Selling expenses	59,816		59,816	35,554		35,554
General and administrative expenses	557,508	239,106	796,614	317,819	211,945	529,764

Totals	659,456	239,106	898,562	370,855	211,945	582,800

Loss from operations	(558,319)	(239,106)	(797,425)	(313,049)	(211,945)	(524,994)

Other income (expense):
Loss on change in value of derivative liability	(1,997,567)	192,532	(1,805,035)	(2,356,659)	58,671	(2,297,988)
Interest income	95		95	20		20
Interest expense	(1,075,881)		(1,075,881)	(607,632)		(607,632)

Net loss	$(3,631,672)	$(46,574)	$(3,678,246)	$(3,277,320)	$(153,274)	$(3,430,594)

Basic and diluted net loss per share	$(0.08)		$(0.08)	$(0.07)		$(0.07)

Basic and diluted weighted average common shares outstanding	45,198,064		45,198,064	46,423,522		46,423,522

JAG Media Holdings, Inc. and Subsidiaries
Restated Condensed Consolidated Balance Sheet (Unaudited)
April 30, 2007

	As Previously	Restatement
	Reported	Adjustment	As Restated
	4/30/2007	4/30/2007	4/30/2007
Assets

Current assets:
Cash and cash equivalents	$5,598	$—	$5,598
Accounts receivable, net of allowance for doubtful accounts of $7,500	30,959		30,959
Other current assets	26,042		26,042

Total current assets	62,599	—	62,599

Equipment, net of accumulated depreciation of $146,127	63,919		63,919

Total	$126,518	$—	$126,518

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$936,102	$—	$936,102
Deferred revenues	21,630		21,630
Derivative liability	5,114,349	(213,891)	4,900,458

Total current liabilities	6,072,081	(213,891)	5,858,190

Convertible debentures payable, net of unamortized debt discount of $1,038,060	2,481,940		2,481,940

Total liabilities	8,554,021	(213,891)	8,340,130

Mandatorily redeemable Class B common stock; par value $.00001 per share: 400,000 shares designated as Series 2: 381,741 shares issued and outstanding	4		4

40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—		—

	4		4

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 47,708,617 shares issued and outstanding	477		477
Additional paid-in capital	44,934,199	412,606	45,346,805
Accumulated deficit	(53,362,183)	(198,715)	(53,560,898)

Total stockholders’ deficiency	(8,427,507)	213,891	(8,213,616)

Total	$126,518	$—	$126,518

Jag Media Holdings, Inc. and Subsidiaries
Restated Condensed Consolidated Statements of Operations (Unaudited)
Nine and Three Months Ended April 30, 2007

	Nine Months Ended April 30, 2007			Three Months Ended April 30, 2007
	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Revenues	$164,308	$—	$164,308	$63,171	$—	$63,171

Operating expenses:
Cost of revenues	60,654		60,654	18,522		18,522
Selling expenses	71,241		71,241	11,425		11,425
General and administrative expenses	1,032,575	412,606	1,445,181	475,067	173,500	648,567

Totals	1,164,470	412,606	1,577,076	505,014	173,500	678,514

Loss from operations	(1,000,162)	(412,606)	(1,412,768)	(441,843)	(173,500)	(615,343)

Other income (expense):
Loss on change in value of derivative liability	(2,404,601)	213,891	(2,190,710)	(407,032)	21,359	(385,673)
Interest income	97		97	—		—
Interest expense	(1,287,001)		(1,287,001)	(211,070)		(211,070)

Net loss	$(4,691,667)	$(198,715)	$(4,890,382)	$(1,059,945)	$(152,141)	$(1,212,086)

Basic and diluted net loss per share	$(0.10)		$(0.11)	$(0.02)		$(0.03)

Basic and diluted weighted average common shares outstanding	46,001,871		46,001,871	47,663,673		47,663,673

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended July 31, 2007, 2006 and, 2005

	Balance at	Charged to		Write-offs	Loss on
	Beginning of	Cost and		and	Foreign	Balance at End
	Period	Expense		Recoveries	Exchange	of Period
Allowance for doubtful accounts

July 31, 2007	$7,500	$—		$—	$—	$7,500

June 31, 2006	$7,500	$—		$—	$—	$7,500

June 31, 2005	$7,500	$—		$—	$—	$7,500

Deferred tax asset valuation allowance

July 31, 2007	$12,227,000	$1,072,000	(1)	$—	$—	$13,299,000

July 31, 2006	$11,843,000	$384,000	(1)	$—	$—	$12,227,000

July 31, 2005	$12,372,000	$(529,000	)(2)	$—	$—	$11,843,000

(1)	Reflects the increase in the valuation allowance associated with net operating losses of the Company.

(2)	Reflects the increase in the valuation allowance associated with net operating losses of the Company reduced by the effect of the decrease in the valuation allowance associated with the expiration of options and warrants.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAG MEDIA HOLDINGS, INC.
By:	/s/ Thomas J. Mazzarisi
Thomas J. Mazzarisi
Chairman of the Board and Chief Executive Officer

Dated: November 13, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Thomas J. Mazzarisi	Chairman of the Board, Chief Executive	November 13, 2007

Thomas J. Mazzarisi	Officer and General Counsel (Principal
Executive Officer)

/s/ Stephen J. Schoepfer	President, Chief Operating Officer, Chief	November 13, 2007

Stephen J. Schoepfer	Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)