Form 10-Q
period 2007-10-31
JAG MEDIA HOLDINGS INC
filed 2007-12-26
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2007.

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
(866) 300-7410
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 or the Exchange Act. (Check one):
Large Accelerated filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐      No ☑
As of December 14, 2007, the Registrant had 54,102,987 shares of Common Stock, 381,749 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

JAG MEDIA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended October 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2007 AND JULY 31, 2007
(UNAUDITED)

	October 31,	July 31,
	2007	2007
	(unaudited)	(see note 1)
Assets
Current assets:
Cash and cash equivalents	$138,002	$507
Accounts receivable, net of allowance for doubtful accounts of $7,500	53,600	34,345
Other current assets	329,526	44,426

Total current assets	521,128	79,278

Equipment, net of accumulated depreciation of $162,425 and$154,975	47,621	55,071

Totals	$568,749	$134,349

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$975,973	$1,088,819
Deferred revenues	25,817	18,695
Derivative liability	9,069,300	11,058,561

Total current liabilities	10,071,090	12,166,075
Convertible debentures payable, net of unamortized debt discount of $787,580 and $912,820	1,132,420	2,607,180

Total liabilities	11,203,510	14,773,255

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,749 shares issued and outstanding	4	4
40,000 shares designated as Series 3; 21,500 shares issued and outstanding
	—	—

	4	4

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 53,103,617 and 48,048,617 shares issued and outstanding	531	480
Additional paid-in capital	48,478,693	45,806,278
Accumulated deficit	(59,113,989)	(60,445,668)

Total stockholders’ deficiency	(10,634,765)	(14,638,910)

Totals	$568,749	$134,349

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months
	Ended October 31,
	2007	2006 (restated)
Revenues	$36,732	$43,331

Operating expenses:
Cost of revenues	4,621	24,650
Selling expenses	7,296	24,262
General and administrative expenses	437,227	266,850

Totals	449,144	315,762

Loss from operations	(412,412)	(272,431)

Other income (expense):
Gain on change in value of derivative liability	1,933,938	492,951
Interest income	—	77
Interest expense	(189,847)	(468,249)

Net income (loss)	$1,331,679	$(247,652)

Basic net income (loss) per share	$0.03	$(0.01)

Diluted net income (loss) per share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	50,666,552	43,972,608

Diluted weighted average common shares outstanding	58,080,023	43,972,608

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
THREE MONTHS ENDED OCTOBER 31, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, August 1, 2007	48,048,617	$480	$45,806,278	$(60,445,668)	$(14,638,910)
Amortization of unearned stock-based compensation			3,300		3,300
Effect of issuance of common stock in exchange for services	150,000	2	95,998		96,000
Shares issued on conversion of convertible debentures	4,000,000	40	1,599,960		1,600,000
Shares issued on exercise of options	905,000	9	447,542		447,551
Capital contribution from payment by prospective merger partner of the Company’s costs related to merger			230,113		230,113
Reclassification of derivative liability upon exercise of options for 655,000 shares			295,502		295,502
Net income				1,331,679	1,331,679

Balance, October 31, 2007	53,103,617	$531	$48,478,693	$(59,113,989)	$(10,634,765)

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006 (restated)
Operating activities:
Net income (loss)	$1,331,679	$(247,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,321	9,018
Amortization of unearned stock-based compensation	3,300	9,233
Gain on change in value of derivative liability	(1,933,938)	(492,951)
Amortization of debt discount	125,240	369,098
Costs of the Company paid by potential merger partner	230,113	27,161
Effect of issuance of common stock in exchange for services	25,600	—
Amortization of deferred consulting costs	65,631	—
Changes in operating assets and liabilities:
Accounts receivable	(19,255)	(5,380)
Other current assets	9,313	(67,096)
Accounts payable and accrued expenses	(112,831)	2,001
Deferred revenues	7,122	(3,004)

Net cash used in operating activities	(260,705)	(399,572)

Investing activities:
Equipment purchases	—	(15,545)

Net cash used in investing activities	—	(15,545)

Financing activities:
Issuance of common stock upon exercise of stock options	398,200	—

Net cash provided by financing activities	398,200	—

Net increase (decrease) in cash and cash equivalents	137,495	(415,117)
Cash and cash equivalents, beginning of period	507	450,618

Cash and cash equivalents, end of period	$138,002	$35,501

Supplemental disclosure of noncash financing activities:

Noncash effect of convertible debentures converted to common stock	$1,600,000	$200,000

Receivable from consultant for options exercised	$78,750

Fair value of fully-vested shares issued to consultant in exchange for services	$70,400

Reclassification of derivative liability	$55,323

Fair value of options issued for future services	$240,179

See Notes to Condensed Consolidated Financial Statements.

Note 1 — Basis of presentation
In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. (“JAG Media”) and its subsidiaries as of October 31, 2007 (unaudited) and July 31, 2007, their results of operations for the three months ended October 31, 2007 and 2006 (restated), cash flows for the three months ended October 31, 2007 and 2006 and changes in stockholders’ deficiency for the three months ended October 31, 2007. JAG Media and its subsidiaries are referred to together herein as the “Company.” Pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2007 and 2006 and for the years ended July 31, 2007, 2006 and 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended July 31, 2007 that was previously filed with the SEC.
The results of the Company’s operations for the three months ended October 31, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2008.
As further explained in Note 1 to the Audited Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions and other Wall Street professionals and generates revenues by releasing such information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. As a result of an acquisition on November 24, 2004 (see Note 5 to the Audited Financial Statements), the Company is also in the business of developing related software focused on streaming video solutions. Development of these products has been limited as a result of the Company’s lack of financial resources. The business acquired had not generated any significant revenue as of the date of the acquisition or through October 31, 2007.
The Company is actively pursuing potential mergers. As further discussed in Note 10 to the Audited Financial Statements, on December 27, 2005, the Company entered into an agreement and plan of merger that has been amended on various dates through November 13, 2007, (the “Merger Agreement”) with, among others, Cryptometrics, Inc., a Delaware corporation (“Cryptometrics”), pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent 89.66% of the outstanding shares of the common stock of the combined companies in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. There is no assurance that the proposed transaction will be consummated.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $37,000, and it incurred losses from operations of approximately $412,000 and cash flow deficiencies from operating activities of approximately $261,000 for the three months ended October 31, 2007. In addition, as of October 31, 2007, the Company only had cash and cash equivalents available of approximately $138,000 and it had a working capital deficiency of approximately $9,550,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 1 — Basis of presentation (continued)
Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least October 31, 2008 and that the Company will need to obtain additional equity or debt financing to sustain its operations.
Management believes that the Company will be able to obtain sufficient financing directly through the consummation of the merger with Cryptometrics or through consummation of a merger with another appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least October 31, 2008. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.
The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Net earnings (loss) per share
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
As of October 31, 2007, there were stock options, warrants and convertible debentures outstanding for the purchase of a total of 750,000, 12,000,000 and 4,050,000 shares of common stock, respectively (see Notes 4 and 5 herein). However, diluted per share amounts presented in the accompanying condensed consolidated statements of operations for the three months ended October 31, 2006 are the same as basic per share amounts because the Company had a net loss in the three months ended October 31, 2006 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.
The table below presents the computation of basic and diluted earnings per common share for the three months ended October 31, 2007:
Basic earnings per share computation

Three Months Ended
October 31, 2007
Numerator:
Net income	$1,331,679

Denominator:
Basic weighted average common shares outstanding	50,666,552

Basic net income per share	$0.03

Diluted earnings per share computation

Three Months Ended
October 31, 2007
Numerator:
Net income as reported	$1,331,679
Add: Interest expense on convertible debentures	64,868
Debt discount on convertible debentures	125,240
Deduct: Gain on change in value of derivative liability attributable to options and warrants issued to non-employees assumed to have been exercised at the beginning of period	(1,933,938)

Net loss, as adjusted	$(412,151)
Denominator:
Basic weighted average common shares outstanding	50,666,552
Incremental shares from assumed conversion:

Exercise of stock options	731,264
Exercise of warrants	2,632,207
Conversion of convertible debt	4,050,000

Diluted weighted average common shares	58,080,023

Diluted net loss per share	$(0.01)

Note 3 — Income taxes
As of October 31, 2007, the Company had federal net operating loss carry forwards of approximately $35,759,000 available to reduce future federal taxable income which will expire from 2019 through 2027.
As of October 31, 2007, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$9,000
Unearned compensation	20,000
Net operating loss carryforwards	13,443,000

13,472,000

Less valuation allowance	(13,472,000)

Total	$—

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2007.
The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2007. As a result of increases in the valuation allowances of $173,000 and $208,000, during the three months ended October 31, 2007 and 2006, respectively, which were primarily attributable to the net income or loss incurred during each of those periods there are no provisions or credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax income or losses.

Note 4 — Equity and debt financing agreements with YA Global Investments, L.P.:
As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the “Equity Line Agreement”) with YA Global Investments, L.P. (“YA Global”)(formerly known as Cornell Capital Partners, L.P.) pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required YA Global to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was to be 95% of the lowest closing bid price of the Company’s common stock over a specified number of trading days commencing on specified dates. YA Global was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from YA Global in connection with each put. As of May 25, 2006, the date the Equity Line Agreement was effectively cancelled, $4,035,000 of the Company’s Equity Line with YA Global had been utilized.
On January 25, 2005, the Company entered into a Promissory Note Agreement with YA Global for a loan of $2,000,000. The $2,000,000 loan from YA Global was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which is being amortized over the original term of the loan. The unamortized debt discount was approximately $32,000 as of May 25, 2006 when a promissory note was converted into common stock and a secured convertible debenture. The face amount of the promissory note and interest on the amount from time to time outstanding at a rate of 12% per year was originally payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days, subsequently extended to 753 calendar days, of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.
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
The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, Pixaya LLC (formerly JAG Media LLC), security agreements executed by the Company and its subsidiary granting YA Global a security interest in all their respective assets. The Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days and other conditions have been met. At such time, the security interest will automatically terminate provided the Company’s common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest had not been terminated by YA Global as of October 31, 2007.
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
As of July 31, 2006, the warrants for the purchase of 12,000,000 shares were valued at approximately $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 338.441%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of October 31, 2006, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 229.281%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.20 per share when valued. This resulted in a decrease in the carrying value of the derivative liability of the warrants to approximately $2,253,000 and the recognition of unrealized gain on derivative liability of approximately $491,000 during the three months ended October 31, 2006.
As of July 31, 2007, the warrants for the purchase of 12,000,000 shares were valued at approximately $11,059,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 216.543%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.95 per share when valued. As of October 31, 2007, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 209.285%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.82 per share when valued. This resulted in a decrease in the carrying value of the derivative liability of the warrants to approximately $9,069,000 and the recognition of unrealized gain on derivative liability of approximately $1,989,000 during the three months ended October 31, 2007.
The issuance of convertible debentures and warrants to YA Global also caused the Company to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 231.079%, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. As of October 31, 2006, the fair value of all options granted to non-employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, the Company recognized a derivative liability of $82,000 for the approximate fair value of non-employee options as of October 31, 2006, and unrealized gain on derivative liability of $4,000 for the net change in the fair value of options from July 31, 2006 and October 2, 2006 through October 31, 2006.

During the three months ended October 31, 2007 and 2006, respectively, YA Global converted debentures in the principal amounts of $1,600,000 and $200,000 into 4,000,000 and 1,683,083 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $125,000 and $369,000 during the three months ended October 31, 2007 and 2006, respectively, including $0 and $200,000 which was accreted as a result of the conversions. As of October 31, 2007, the debentures had a net carrying value of approximately $1,132,000, reflecting the remaining outstanding principal balance due of $1,920,000 reduced by remaining unamortized debt discounts aggregating approximately $788,000. Upon an event of default (as defined in the promissory note), the entire principal balance and accrued interest of the promissory note, and all other obligations of the Company under the promissory note, would become immediately due and payable without any action on the part of YA Global.
Subsequent to the quarter ended October 31, 2007, YA Global converted debentures in the principal amount of $300,000 into 750,000 shares of the Company’s common stock.
Note 5 — Issuances of common stock and stock options and other equity transactions
Shares issued for services:
As explained in Note 6 to the Audited Financial Statements, the Company has issued, from time to time, common stock to employees as compensation and to non-employees, including investment analysts and commentators and other consultants that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services.
During the three months ended October 31, 2007, the Company issued a total of 150,000 shares of its common stock with an aggregate fair value of $96,000 to certain employees and consultants of which $25,600 was charged to general and administrative expense and $70,400 was recorded as other current assets and will be charged to general and administrative expense over the period in which the services are rendered.
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
As of October 31, 2007, the Company has options outstanding for the purchase of 750,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.
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
During the three months ended October 31, 2007, the Company issued options for the purchase of 655,000 shares of common stock to non-employees valued at approximately $240,179 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility ranging from 210.949% to 216.543%, and exercise prices ranging from $0.60 to $0.86 per share when issued.
During the three months ended October 31, 2007, YA Global converted debentures in the principal amount of $1,600,000 into 4,000,000 shares of the Company's common stock.
During the three months ended October 31, 2007, consultants to the company exercised options to purchase 905,000 shares of common stock at prices ranging from $0.02 to $0.86. Proceeds of $78,750 for the exercise of options to purchase 125,000 shares of common stock at $.063 per share were not received until November 14, 2007 and, accordingly, the balance receivable was included in other current assets at October 31, 2007. The Company received proceeds of $398,200 upon the exercise of options to purchase 780,000 shares of the Company's common stock at prices ranging from $0.02 to $0.86 during the three months ended October 31, 2007. As a result of the exercise of the options, the Company reclassified $295,502 from derivative liability to additional paid-in capital.
As of October 31, 2007, the Company has the ability to issue options to purchase an additional 5,250,000 shares of common stock under the Incentive Plan.

The table below summarizes the stock option activity pursuant to our Incentive Plan for the three months ended October 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding August 1, 2007	1,000,000	$0.02
Granted	655,000	$0.68
Exercised	(905,000)	$0.49

Options outstanding at end of period	750,000	$0.02	3.84	$600,000

Options exercisable at end of period	750,000	$0.02	3.84	$600,000

The fair value of each option granted by the Company in the three months ended October 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	October 31, 2007	October 31, 2006
Risk-free interest rate	6.00%	6.00%
Dividend yield	0%	0%
Expected life	3 months	5 years
Expected volatility factor	210.949% to 216.543%	231.079%
Expected volatilities are based on historical volatility of our stock. We have adopted the guidance of the SEC’s Staff Accounting Bulletin No. 107 that notes if share options have “plain vanilla” characteristics, a simplified method of estimating the expected life of the option may be employed temporarily. The simplified method utilizes the average of the vested term and the original contract term. Our short term historical experience with exercise and post-vesting employment termination behavior supports this method for determining the options’ expected life.
When sufficient historical experience has been obtained, we will use such experience for future estimations of the expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity corresponding to the options expected life.
As of October 31, 2007, approximately $1,000 of expense related to such options has yet to be recognized.
Other Equity Transactions
As explained in Notes 1 and 7 herein, the Company entered into a Merger Agreement with, among others, Cryptometrics. Pursuant to the terms of the merger, Cryptometrics has paid various legal and accounting costs, totaling approximately $810,000 on behalf of the Company, including approximately $230,000 in the three months ended October 31, 2007, that will not have to be repaid by the Company to Cryptometrics in the event that the merger is not successfully completed. The costs paid by Cryptometrics have been charged to operating expenses and the amounts received by the Company have been recorded as a capital contribution and included in additional paid-in capital.
Note 6 — Litigation
The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.

Note 7 — Cryptometrics merger
As explained in Notes 1 and 10 to the Audited Financial Statements and Note 1 herein, the Company entered into a Merger Agreement on December 27, 2005, which has been amended on various dates through November 13, 2007, with, among others, Cryptometrics pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 89.66% of the combined companies’ outstanding shares of common stock, in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. The shares of common stock to be received by the stockholders of Cryptometrics are being registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.
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
There is no assurance that the Company or Cryptometrics will not cancel the Merger Agreement, that the conditions of the proposed transaction will be fulfilled and that the proposed transaction between the Company and Cryptometrics will be consummated. The Merger Agreement has an automatic termination date which the parties to it have extended from time to time, but they are under no obligation to do so. As explained in Notes 1 and 6 to the Audited Financial Statements, pursuant to the terms of the Merger Agreement, Cryptometrics has paid various legal and accounting costs on behalf of the Company that will not have to be repaid by the Company to Cryptometrics in the event that the merger is not successfully completed. The costs paid by Cryptometrics have been charged to operating expenses and the amounts received by the Company have been recorded as a capital contribution and included in additional paid-in capital. Pursuant to various amendments to the Merger Agreement, if the transaction is terminated by the Company or for certain other reasons, under certain conditions the Company has agreed to issue Cryptometrics up to 100,000 shares of its common stock in consideration for various transaction costs aggregating approximately $810,000 advanced and to be advanced by Cryptometrics for the account of the Company. In addition, in consideration of $167,660 of such advances during the year ended July 31, 2007, the Company granted a non-exclusive, perpetual, royalty free license to Cryptometrics to use certain of the intellectual property of its subsidiary, Pixaya (UK) Limited.
In connection with the proposed merger, on various dates from January 24, 2007 through November 13, 2007, the secured convertible debentures and warrants issued to YA Global were amended. As a result, on the date the proposed merger between the Company and Cryptometrics closes and becomes effective, (i) Cryptometrics will assume all of the rights and obligations under those amended agreements on behalf of the post-merger, combined company, and (ii) the secured convertible debentures would become convertible at a discount of 5% to the lowest volume weighted average price of the Company’s common stock during the 30 trading days prior to the conversion date and the warrants issued to YA Global would become convertible at a discount of 12% to the average of the volume weighted average price of the Company’s common stock during the 30 trading days prior to the exercise date.

Note 8 — Restatement of Unaudited Interim Financial Statements
In connection with the preparation of the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 2007, the Company’s independent registered public accounting firm brought to the attention of the management of the Company that certain of the Company’s legal and accounting costs which, pursuant to the terms of the Merger Agreement with Cryptometrics were paid for by Cryptometrics, should have been charged to operating expenses and the amounts received by the Company should have been recorded as capital contributions and included in additional paid-in capital in the periods in which the costs were incurred (see Notes 6 and 11 to the Audited Financial Statements). As a result, management completed an investigation focused on the Company’s accounting for all expenses paid for by Cryptometrics during the term of the Merger Agreement and determined that certain of the expenses should have been recorded in each of the quarters ended October 31, 2006, January 31, 2007 and April 30, 2007.
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
Upon completion of these investigations, management has identified certain adjustments related to the costs paid by Cryptometrics on behalf of the Company and the overstatement of the volatility factors that necessitate the restatement of the Company’s financial statements for each of the first three quarters of fiscal 2007. Previously issued financial statements for those quarters should not be relied upon. The following tables reflect the impact of the restatements for the quarter ended October 31, 2006.

JAG Media Holdings, Inc. and Subsidiaries
Restated Condensed Consolidated Balance Sheet
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

Jag Media Holdings, Inc. and Subsidiarires
Restated Condensed Consolidated Statements of Operations
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

Item 2. Management’s Discussion and Analysis
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
The accounting policies and estimates used as of July 31, 2007, as outlined in our previously filed Form 10-K, have been applied consistently for the three months ended October 31, 2007.
Related Party Transactions
None.
Off-Balance Sheet arrangements
We are not party to any off balance sheet arrangements.
Results of operations
Three months ended October 31, 2007 as compared to three months ended October 31, 2006.

	Three Months
	Ended October 31,
	2007	2006 (restated)	$ Change
Revenues	$36,732	$43,331	$(6,599)

Operating expenses:
Cost of revenues	4,621	24,650	(20,029)
Selling expenses	7,296	24,262	(16,966)
General and administrative expenses	437,227	266,850	170,377

Totals	449,144	315,762	133,432

Loss from operations	(412,412)	(272,431)	(139,981)

Other income (expense) :
Gain on change in value of derivative liability	1,933,938	492,951	1,440,987
Interest income	—	77	(77)
Interest expense	(189,847)	(468,249)	278,402

Net income (loss)	$1,331,679	$(247,652)	$1,579,331

Revenues
Revenues consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues decreased for the three months ended October 31, 2007 versus the three months ended October 31, 2006 due to the lack of advertising and increased competition.
Cost of revenues
Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, and costs in connection with the development and maintenance of the web site.
During the three months ended October 31, 2007, there were no consulting fees as compared to approximately $12,350 for the three months ended October 31, 2006. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $3,250 for the three months ended October 31, 2006. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site declined.
Selling expenses
Selling expenses consist primarily of advertising and other promotional expenses. The decrease results primarily from suspension of new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees included $2,400 of non-cash amortization of options issued to a consultant for 200,000 shares of common stock with a fair market value of $36,000 in exchange for services during the three months ended October 31, 2006.
General and administrative expenses
General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which includes non cash charges for the issuance of 40,000 shares of our common stock with an aggregate fair value of $25,600 to certain employees, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable to an accrual for payroll taxes of approximately $45,000, and an increase in legal and accounting costs associated with a proposed acquisition during the three months ended October 31, 2007 versus the three months ended October 31, 2006.
Gain on change in value of derivative liability
The gain on derivative liability reflects the effect of the decrease in the fair market value of our common stock. As of October 31, 2007, the fair market value of the warrants was approximately $9,069,000 while as of July 31, 2006, the fair market value of those warrants was approximately $11,059,000, resulting in a gain of approximately $1,989,000 for the three months ended October 31, 2007. There were no options issued to non-employees at October 31, 2007 or July 31, 2007. The fair market value of options issued to non-employees at October 31, 2006 was approximately $82,000 while at July 31, 2006 the fair market value of options then outstanding was approximately $46,000 and at October 2, 2006, the fair market value of options issued to a non-employee was approximately $36,000, resulting in a gain of approximately $2,000 for the three months ended October 31, 2006.
Interest expense
The decrease in interest expense of approximately $278,000 arises from a decrease in borrowings under our promissory note and secured convertible debentures payable to YA Global Investments, L.P. (“YA Global”) (formerly known as Cornell Capital) and conversions of principal balances of our convertible debentures into shares of our common stock.

During the three months ended October 31, 2007 interest totaling approximately $190,000 is comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $65,000 was incurred as interest charged at 10% per annum on our convertible debentures.
Interest totaling approximately $468,000 during the three months ended October 31, 2006 was comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $99,000 was incurred as interest charged at 10% per annum on our convertible debentures.
Interest expense of $369,000 was incurred from the amortization of debt discount related to costs incurred and deducted from the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.
Liquidity and Capital Resources
We only generated revenues of approximately $37,000 and we incurred net operating losses of approximately $412,000 and cash flow deficiencies from operating activities of approximately $261,000 for the three months ended October 31, 2007. In addition, at October 31, 2007, we had cash and cash equivalents of approximately $138,000 and a working capital deficiency of approximately $9,550,000. These matters raise substantial doubt about our ability to continue as a going concern.
We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least October 31, 2008 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.
We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least October 31, 2008. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.
Our cash and cash equivalent position of approximately $138,000 as of October 31, 2007 results primarily from the transactions with YA Global described below and the exercise of stock options granted to employees and non-employees.
On April 9, 2002, we entered into an Equity Line Purchase Agreement with YA Global pursuant to which we had, in effect, put options whereby, subject to certain conditions, we could have required YA Global to purchase shares of our common stock from time to time at an aggregate purchase price of $10,000,000. The Equity Line Agreement became available to us on August 28, 2002, and would have remained available through August 28, 2006 unless it was terminated earlier by us in our sole discretion. The purchase price was 95% of the lowest closing bid price of our common stock over a specified number of trading days commencing on specified dates. YA Global was entitled to a cash fee equal to 5% of the gross proceeds received by us from YA Global in connection with each put. As of May 25, 2006, the date the Equity Line was effectively cancelled, $4,035,000 of the Equity Line had been used.
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
On August 5, 2005, we and YA Global agreed, as permitted under the promissory note, to extend for three months the date by which we must pay all amounts due under the promissory note. The face amount of the promissory note (as amended) and interest on the amount from time to time outstanding at a rate of 12% per year was payable either (i) out of the net proceeds to be received by us upon delivery of put notices under the Equity Line Agreement or (ii) in full by us within 753 calendar days of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.
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
All put notices were canceled and returned to us on May 25, 2006, when we terminated the Equity Line Agreement with YA Global, converted $250,000 of principal of our $2,000,000 promissory note payable to YA Global into 1,250,000 shares of our common stock which were issued on such date for which the fair value was $400,000 and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. In addition, we issued similar secured convertible debentures to YA Global in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided us with net proceeds of approximately $2,025,000 after fees and costs which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bear interest at the rate of 10% per year and mature three years after issuance. They are convertible through maturity into shares of our common stock as provided in the debentures.
We were required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. We were also required to deliver on behalf of ourselves and our subsidiary, Pixaya LLC (formerly known as JAG Media LLC), security agreements executed by us and our subsidiary, Pixaya LLC, granting YA Global a security interest in all their respective assets. We and our subsidiary cannot incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. The security agreements terminate once a registration statement covering shares of common stock issuable upon conversion has been effective for 60 days. At such time, the security interest will automatically terminate provided our common stock is trading on the OTC Bulletin Board at a price above $0.08 per share and there has occurred no event of default under the convertible debentures. The security interest has not been terminated by YA Global.
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

As of October 31, 2007, the debentures are carried at approximately $1,132,000, reflecting the outstanding principal balance due on notes of $1,920,000 reduced by unamortized debt discounts aggregating approximately $788,000.
In connection with the foregoing May 25, 2005 transaction, we issued warrants to YA Global to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share. The exercise price and number of share issuable to each of the warrants are subject to antidilution provisions.
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
As of July 31, 2007, the warrants for the purchase of 12,000,000 shares of common stock were valued at approximately $11,059,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 216.543%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.95 per share when valued. As of October 31, 2007, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 209.285, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.82 per share when valued and resulted in an decrease in the carrying value of the derivative liability to approximately $9,069,000 and an unrealized gain on derivative liability of approximately $1,989,000 during the three months ended October 31, 2007.
During the three months ended October 31, 2007, YA Global converted debentures in the principal amount of $1,600,000 into 4,000,000 shares of our common stock.
During the three months ended October 31, 2007, we issued options for the purchase of 655,000 shares of common stock to non-employees valued at approximately $338,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility ranging from 210.949% to 216.543%, and exercise prices ranging from $0.60 to $0.86 per share when issued.
During the three months ended October 31, 2007 consultants to the company exercised options to purchase 905,000 shares of common stock at prices ranging from $0.02 to $0.86. Proceeds of $78,750 for the exercise of options to purchase 125,000 shares of common stock at $.063 per share were not received until November 14, 2007 and, accordingly, the balance receivable was included in other current assets at October 31, 2007. We received proceeds of $398,200 upon the exercise of options to purchase 780,000 shares of common stock at prices ranging from $0.02 to $0.86 during the three months ended October 31, 2007.
The issuance of convertible debentures and warrants to YA Global also caused us to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. There were no outstanding options granted to non-employees as of July 31, 2007 or October 31, 2007.
Seasonality
We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements
The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of October 31, 2007 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended October 31, 2007 and 2006 or that they will have a significant effect at the time they become effective.
Recent Events
Our merger agreement with Cryptometrics, dated as of December 27, 2005, previously amended as of January 24, 2007, February 26, 2007, April 4, 2007, April 20, 2007, May 10, 2007 and May 18, 2007 was further amended on September 18, 2007 and November 13, 2007. See “Merger Agreement.” Such amendments successively extended the automatic termination date of the merger agreement. In addition, pursuant to various of the amendments to the merger agreement, if the transaction is terminated by the Company or for certain other reasons, under certain conditions the Company has agreed to issue up to 1,000,000 shares of its common stock to Cryptometrics in consideration for various transaction costs aggregating approximately $810,000 advanced by Cryptometrics for the account of the Company. In consideration of $167,660 of such advances during the year ended July 31, 2007, the Company also granted a non-exclusive, perpetual, royalty free license to Cryptometrics to use certain of the intellectual property of its Pixaya(UK) subsidiary.
Item 3. Quantative and Qualitative Disclosure About Market Risk
None.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures:
As of the end of the fiscal quarter ended October 31, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
(b) Changes in Internal Control over Financial Reporting:
After the end of our fiscal year ended July 31, 2007, our management identified several material weaknesses in its internal control over financial reporting. These weaknesses included lack of control over spreadsheets and a lack of sufficient resources to account for complex and unusual transactions.
In response to these material weaknesses identified in the Company’s internal control over financial reporting, our management launched remediation efforts specifically designed to address the weaknesses and to improve and strengthen the Company’s overall control environment. These efforts were ongoing through the quarter ended October 31, 2007. They include the following additional review procedures:
•	Management implemented additional review procedures to ensure that all accounting transactions were adequately communicated amongst and between accounting personnel so that all transactions paid for or assumed by another party on behalf of us are recorded by us on a timely and accurate basis.

•	Management also undertook additional review procedures to ensure that all spreadsheet formulas are prepared on a consistent basis and that results are reviewed prior to application to financial statement valuations.
As indicated, the foregoing remediation efforts were initiated after the fiscal quarter ended July 31, 2007 and carried out through and after the fiscal quarter ended October 31, 2007. There were no other material changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended July 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following unregistered shares of our Common Stock were issued to YA Global Investment, L.P. during the period covered by this report upon conversions of an outstanding 10% secured convertible debenture at a conversion price of $.40 per share in reliance on Rule 144 (k), as the underlying security was originally issued more than two years before the conversion.

Date of Conversion	Principal Amount Converted	Number of Shares Issued
August 23, 2007	$500,000	1,250,000
August 28, 2007	$420,000	1,050,000
September 25, 2007	$550,000	1,375,000
September 28, 2007	$130,000	325,000
The Company made no repurchases of securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited, is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc. As of the date of the filing of this report, the amount of the default is £22,596.17, equivalent to approximately $45,303.06, of principal and approximately £521.74, equivalent to approximately $1,035.24, of interest.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAG MEDIA HOLDINGS, INC.
Date: December 26, 2007	By:	/s/ Thomas J. Mazzarisi
		Name:	Thomas J. Mazzarisi
		Title:	Chairman of the Board and Chief Executive Officer

Date: December 26, 2007	By:	/s/ Stephen J. Schoepfer
		Name:	Stephen J. Schoepfer
		Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer