Form 10-Q
period 2008-01-31
JAG MEDIA HOLDINGS INC
filed 2008-03-24
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2008.

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
Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☑
As of March 18, 2008 the Registrant had 58,769,742 shares of Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

JAG MEDIA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended October 31, 2007

i

PAGE
ITEM 1A: RISK FACTORS	23

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3: DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	23

ITEM 5: OTHER INFORMATION	23

ITEM 6: EXHIBITS	23

SIGNATURES	24

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

ii

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2008 AND JULY 31, 2007
PART 1.
FINANCIAL INFORMATION
Item 1. Financial Statements

	January 31,	July 31,
	2008	2007
	(unaudited)	(see Note 1)
Assets
Current assets:
Cash and cash equivalents	$49,495	$507
Accounts receivable, net of allowance for doubtful accounts of $7,500	58,719	34,345
Other current assets	402,189	44,426

Total current assets	510,403	79,278

Equipment, net of accumulated depreciation of $170,136 and $154,975	39,910	55,071

Totals	$550,313	$134,349

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$414,358	$1,088,819
Deferred revenues	12,803	18,695
Derivative liability	—	11,058,561

Total current liabilities	427,161	12,166,075

Convertible debentures payable, net of unamortized debt discount of $912,820	—	2,607,180

Total liabilities	427,161	14,773,255

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,749 shares issued and outstanding	4	4

40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—	—

	4	4

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 60,207,816 and 48,048,617 shares issued and outstanding	602	480
Additional paid-in capital	62,600,246	45,806,278
Accumulated deficit	(62,477,700)	(60,445,668)

Total stockholders’ equity (deficiency)	123,148	(14,638,910)

Totals	$550,313	$134,349

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)

	Six Months		Three Months
	Ended January 31,		Ended January 31,
	2008	2007 (restated)	2008	2007 (restated)
Revenues	$78,635	$101,137	$41,903	$57,806

Operating expenses:
Cost of revenues	8,025	42,132	3,404	17,482
Selling expenses	13,598	59,816	6,302	35,554
General and administrative expenses	1,000,744	796,614	563,517	529,764

Totals	1,022,367	898,562	573,223	582,800

Loss from operations	(943,732)	(797,425)	(531,320)	(524,994)

Other income (expense):
Gain (loss) on change in value of derivative liability	602,338	(1,805,035)	(1,331,600)	(2,297,988)
Interest income	—	95	—	20
Interest expense	(1,690,638)	(1,075,881)	(1,500,791)	(607,632)

Net loss	$(2,032,032)	$(3,678,246)	$(3,363,711)	$(3,430,594)

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.06)	$(0.07)

Basic and diluted weighted average common shares outstanding	52,951,588	45,198,064	55,236,625	46,423,522

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
SIX MONTHS ENDED JANUARY 31, 2008
(UNAUDITED)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, August 1, 2007	48,048,617	$480	$45,806,278	$(60,445,668)	$(14,638,910)

Amortization of unearned stock-based compensation			3,854		3,854

Effect of issuance of common stock in exchange for services and payment of accounts payable	165,000	2	109,348		109,350

Shares issued on conversion of convertible debentures	8,800,000	88	3,519,912		3,520,000

Shares issued as payment for accrued interest on convertible debentures	1,339,199	13	535,666		535,679

Shares issued on exercise of options	1,155,000	12	597,539		597,551

Shares issued on exercise of warrants	700,000	7	279,993		280,000

Capital contribution from payment by prospective merger partner of the Company’s costs			230,113		230,113

Reclassification of derivative liability upon exercise of options for 905,000 shares			433,652		433,652

Beneficial conversion charge incurred upon conversion of accrued interest on convertible debentures at $0.40 per share while fair market value of common stock was $0.91 per share			682,991		682,991

Reclassification of fair value of warrants from derivative liability due to exercise of warrants and debt conversion			10,400,900		10,400,900

Net loss				(2,032,032)	(2,032,032)

Balance, January 31, 2008	60,207,816	$602	$62,600,246	$(62,477,700)	$123,148

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)

	2008	2007 (restated)
Operating activities:
Net loss	$(2,032,032)	$(3,678,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,204	18,053
Amortization of unearned, stock-based compensation	3,854	15,967
Beneficial conversion charge included in interest expense	682,991
(Gain) loss on change in value of derivative liability	(602,338)	1,805,035
Amortization of debt discount	912,820	884,611
Costs of the Company paid by potential merger partner	230,113	239,106
Effect of issuance of common stock in exchange for services	72,448	62,200
Amortization of deferred consulting costs	280,395	—
Changes in operating assets and liabilities:
Accounts receivable	(24,374)	(1,540)
Other current assets	14,055	9,479
Accounts payable and accrued expenses	(125,206)	232,807
Deferred revenues	(5,892)	(928)

Net cash used in operating activities	(577,962)	(413,456)

Investing activities:
Equipment purchases	—	(15,545)

Net cash used in investing activities	—	(15,545)

Financing activities:
Proceeds from exercise of stock options	626,950	—

Net cash provided by financing activities	626,950	—

Net increase (decrease) in cash and cash equivalents	48,988	(429,001)
Cash and cash equivalents, beginning of period	507	450,618

Cash and cash equivalents, end of period	$49,495	$21,617

Supplemental disclosure of noncash financing activities:

Noncash effect of convertible debentures converted to common stock	$3,520,000	$555,000

Effect of issuance of common stock as payment for accrued interest	$535,679

Receivable from investor for warrants exercised	$280,000

Fair value of fully-vested common stock issued to consultant in exchange for services	$94,150	$36,000

Fair value of options issued for payment of accounts payable	$15,200

Fair value of options issued for future services	$378,327

Reclassification of derivative liability upon exercise of options	$433,652

Reclassification of fair value of warrants from derivative liability to additional paid-in capital	$10,400,900

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. (“JAG Media”) and its subsidiaries as of January 31, 2008, their results of operations for the six and three months ended January 31, 2008 and 2007, changes in stockholders’ equity (deficiency) for the six months ended January 31, 2008 and cash flows for the six months ended January 31, 2008 and 2007 (see Note 8). JAG Media and its subsidiaries are referred to together herein as the “Company.” Pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2007 and 2006 and for the years ended July 31, 2007, 2006 and 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended July 31, 2007 that was previously filed with the SEC. The accompanying condensed consolidated balance sheet as of July 31, 2007 has been derived from the audited consolidated financial statements included in the 10-K.
The results of the Company’s operations for the six and three months ended January 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2008.
As further explained in Note 1 to the Audited Financial Statements and Note 7 herein, the Company gathers and compiles financial and investment information from contacts at financial institutions and other Wall Street professionals and generates revenues by releasing such information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. As a result of an acquisition on November 24, 2004 (see Note 5 to the Audited Financial Statements), the Company is also in the business of developing related software focused on streaming video solutions. Development of these products has been limited as a result of the Company’s lack of financial resources. The business acquired had not generated any significant revenue as of the date of the acquisition or through January 31, 2008.
The Company is actively pursuing potential mergers. As further discussed in Note 10 to the Audited Financial Statements, on December 27, 2005, the Company entered into an agreement and plan of merger that has been amended on various dates through February 6, 2008 (the “Merger Agreement”) with, among others, Cryptometrics, Inc., a Delaware corporation (“Cryptometrics”), pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 87% of the outstanding shares of the Company’s common stock in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. There is no assurance that the proposed transaction will be consummated.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $79,000, and it incurred a net loss of approximately $2,032,000 and a cash flow deficiency from operating activities of approximately $581,000 for the six months ended January 31, 2008. In addition, as of January 31, 2008, the Company only had cash and cash equivalents available of approximately $49,000 and working capital of approximately $83,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of presentation (continued):
Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least January 31, 2009 and that the Company will need to obtain additional equity or debt financing to sustain its operations.
Management believes that the Company will be able to obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least January 31, 2009. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.
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
As of January 31, 2008, there were stock options and warrants outstanding for the purchase of a total of 750,000 and 11,300,000 shares of common stock, respectively (all previously convertible debentures had been converted — see Notes 4 and 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the six and three months ended January 31, 2008 and 2007 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.
Note 3 — Income taxes:
As of January 31, 2008, the Company had Federal net operating loss carry forwards of approximately $37,852,000 available to reduce future Federal taxable income which will expire from 2019 through 2027.
As of January 31, 2008, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$4,000
Unearned compensation	20,000
Net operating loss carryforwards	14,138,000

14,162,000
Less valuation allowance	(14,162,000)

Total	$—

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2008.
The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2007. As a result of increases in the valuation allowances of $863,000 and $861,000 during the six and three months ended January 31, 2008, respectively, and $518,000 and $310,000 during the six and three months ended January 31, 2007, respectively, which were primarily attributable to the net loss incurred during each of those periods, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Equity and debt financing agreements with YA Global:
As further explained in Note 4 to the Audited Financial Statements, on April 9, 2002, the Company entered into an equity line purchase agreement (the “ Equity Line Agreement”) with YA Global pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required YA Global to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was to be 95% of the lowest closing bid price of the Company’s common stock over a specified number of trading days commencing on specified dates. YA Global was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from YA Global in connection with each put. As of May 25, 2006, the date the Equity Line Agreement was effectively cancelled, $4,035,000 of the Company’s Equity Line with YA Global had been utilized.
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
All put notices were returned to the Company on May 25, 2006, when the Company terminated its Equity Line with YA Global, converted $250,000 of the principal of its $2,000,000 promissory note payable to YA Global into 1,250,000 shares of the Company’s common stock which were issued on such date for which the fair value was $400,000, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. In addition, the Company issued similar secured convertible debentures to YA Global in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,025,000 after fees and costs of $225,000 paid to YA Global which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bore interest at the rate of 10% per year and were initially due to mature three years after issuance. They were convertible through maturity into shares of the Company’s common stock as described below.
The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, Pixaya LLC (formerly JAG Media LLC), security agreements executed by the Company and its subsidiary granting YA Global a security interest in all their respective assets. Pursuant to such security agreements, the Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. In accordance with the terms of the January 31, 2008 agreement between the Company and YA Global, the security agreements were terminated, effective upon conversion by YA Global of the remaining principal and accrued interest on the convertible debentures into common stock of the Company.
YA Global had the right to convert the debentures, at its sole option, into shares of the Company’s common stock at a conversion price which was the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg L.P, of the Company’s common stock during the 30 trading days prior to the conversion date (see Note 7 herein).
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
Since the conversion of the secured convertible debentures could have resulted in the issuance of an indeterminable number of common shares because they were convertible at a discount from the market price, the Company determined that based on the guidance in the consensus for EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company was prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees while the debentures were outstanding. Therefore, as of the date the secured convertible debentures and the related warrants were initially issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a derivative liability as explained below. Subsequent changes in the fair value of such options and warrants at the end of each reporting period were recorded as increases or decreases to the liability and charges or credits to the Company’s results of operations until they were exercised and until all of the debentures were converted.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of July 31, 2006, the warrants for the purchase of 12,000,000 shares were valued at approximately $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 338.441%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of October 31, 2006, the fair value of the warrants was approximately $2,253,000. As of January 31, 2007, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 226.887%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.39 per share when valued. This resulted in an increase in the carrying value of the derivative liability of the warrants to approximately $4,475,000 and the recognition of unrealized losses on derivative liability of approximately $1,731,000 and $2,088,000 during the six and three months ended January 31, 2007, respectively.
As of July 31, 2007, the warrants for the purchase of 12,000,000 shares were valued at approximately $11,059,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 216.543%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.95 per share when valued. As of October 31, 2007, the fair value of the warrants was approximately $9,069,000. This resulted in the recognition of unrealized gain on derivative liability of approximately $1,989,000 during the three months ended October 31, 2007.
As of January 31, 2008, the warrants for the purchase of 12,000,000 shares were valued at approximately $10,400,900 based on the Black-Scholes option pricing model assuming a risk free interest rate of 5.25% annually, no dividend payments, annual volatility of 203.855%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.91 per share when valued. This resulted in the recognition of unrealized gain on derivative liability of approximately $658,000 during the six months ended January 31, 2008 and unrealized loss on derivative liability of approximately $1,331,600 during the three months ended January 31, 2008.
On January 31, 2008, warrants for the purchase of 700,000 shares were exercised at the price of $0.40 per share, resulting in an increase in additional paid-in capital of approximately $280,000. The aggregate exercise price of $280,000 was not paid by YA Global until after January 31, 2008 and the related receivable is included in other current assets. In addition, as explained below, all of the remaining debentures were converted on January 31, 2008. As a result, the Company no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. Accordingly, the fair value of the warrants of $10,400,900 at the time of the exercise of the 700,000 warrants and the conversion of the debentures was reclassified from derivative liability to additional paid-in capital.
The issuance of convertible debentures and warrants to YA Global also caused the Company to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 231.079%, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. As of October 31, 2006, the fair value of all options granted to non–employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, the Company recognized a derivative liability of $82,000 for the approximate fair value of non-employee options as of October 31, 2006, and unrealized gain on derivative liability of $4,000 for the net change in the fair value of options from July 31, 2006 and October 2, 2006 through October 31, 2006. As of July 31, 2007, all of the options issued to non-employees had been exercised or had expired.
During the six and three months ended January 31, 2008 and 2007, respectively, YA Global converted debentures in the principal amounts of $3,520,000 and $1,920,000 into 8,800,000 and 4,800,000 shares of the Company’s common stock and

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$555,000 and $355,000 into 4,432,111 and 2,749,028 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $913,000 and $788,000 during the six and three months ended January 31, 2008, including $705,000 which was accreted as a result of the conversions. The Company recorded amortization of debt discount attributable to the debentures of approximately $885,000 and $516,000 during the six and three months ended January 31, 2007, including $555,000 and $355,000 which was accreted as a result of the conversions. As a result, the Company had no debentures outstanding as of January 31, 2008.
In connection with the conversion of all of the remaining debentures on January 31, 2008, YA Global agreed to the conversion of the accrued interest thereon, totaling approximately $535,700, at $0.40 per share which resulted in the issuance by the Company of 1,339,199 shares of common stock. In addition to interest expense of approximately $95,000 and $28,600 charged to operations in the six and three months ended January 31, 2008 based on the terms of the debentures, the Company also recorded a non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of the accrued interest at $0.40 per share on January 31, 2008 when the fair market value of the Company’s common stock was $0.91 per share.
Note 5 — Other issuances of common stock and stock options:
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
During the six months ended January 31, 2008, the Company issued a total of 165,000 shares of its common stock with an aggregate fair value of $109,350 to certain employees and consultants, of which approximately $72,500 and $59,050 was charged to general and administrative expense during the six and three months ended January 31, 2008, respectively, $24,700 was recorded as other assets at January 31, 2008, and will be charged to general and administrative expense over the period in which the services are rendered, and $12,000 was applied to settle outstanding accounts payable.
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
As of January 31, 2008, the Company has options outstanding for the purchase of 750,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.
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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the six months ended January 31, 2008, the Company issued options for the purchase of 905,000 shares of common stock to non-employees with a fair value on the date of issuance of approximately $378,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of between 5.25% and 6% annually, no dividend payments, annual volatility ranging from 203.855% to 216.543%, and exercise prices ranging from $0.60 to $0.86 per share when issued.
During the six months ended January 31, 2008, employees and non-employees exercised options to purchase 1,155,000 shares of common stock at prices ranging from $0.02 to $0.86 per share with an aggregate purchase price of approximately $598,000. The Company also received proceeds of $29,400 during the six months ended January 31, 2008 for the payment of the remaining balance of the exercise price for options exercised prior to July 31, 2007. As a result of the exercise of options during the six months ended January 31, 2008, all of the options granted to non-employees had been exercised or had expired and the Company reclassified approximately $434,000 from the derivative liability to additional paid-in capital. In addition, the Company recognized an unrealized loss on the change in the value of the derivative liability related to options of approximately $55,000 during the six and three months ended January 31, 2008 and approximately $74,000 and $210,000 during the six and three months ended January 31, 2007.
As of January 31, 2008, the Company has the ability to grant options to purchase an additional 5,250,000 shares of common stock under the Incentive Plan.
The table below summarizes the stock option activity pursuant to our Incentive Plan for the six months ended January 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding August 1, 2007	1,000,000	$0.02
Granted	905,000	$0.65
Exercised	(1,155,000)	$0.52

Options outstanding January 31, 2008	750,000	$0.02	3.57	$667,500

Options exercisable January 31, 2008	750,000	$0.02	3.57	$667,500

The fair value of each option granted by the Company in the six months ended January 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	January 31, 2008	January 31, 2007
Risk-free interest rate	5.25 - 6.00%	6.00%
Dividend yield	0.00%	0%
Expected life	1.5 to 3 months	5 years
Expected volatility factor	203.855% to 216.543%	231.079%
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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other Equity Transactions
As explained in Notes 1 and 7 herein, the Company entered into a Merger Agreement with, among others, Cryptometrics. Pursuant to the terms of the merger, Cryptometrics has paid various legal and accounting costs, totaling approximately $810,000 on behalf of the Company, including approximately $230,000 in the six months ended January 31, 2008, that will not have to be repaid by the Company to Cryptometrics in the event that the merger is not successfully completed. The costs paid by Cryptometrics have been charged to operating expenses and the amounts received by the Company have been recorded as a capital contribution and included in additional paid-in capital.
Note 6 — Litigation:
The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.
Note 7 — Cryptometrics merger:
As explained in Notes 1 and 10 to the Audited Financial Statements and Note 1 herein, the Company entered into a Merger Agreement on December 27, 2005, which has been amended on various dates through March 11, 2008 with, among others, Cryptometrics pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would acquire shares of common stock of the Company, which would, upon issuance, represent approximately 87% of the combined companies’ outstanding shares of common stock, in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. As of March 14, 2008, the shares of common stock to be received by the stockholders of Cryptometrics became registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would be accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes.
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
There is no assurance that the Company or Cryptometrics will not cancel the Merger Agreement, that the conditions of the proposed transaction will be fulfilled and that the proposed transaction between the Company and Cryptometrics will be consummated. The Merger Agreement has an automatic termination date which the parties to it have extended from time to time, but they are under no obligation to do so. As explained in Notes 1 and 6 to the Audited Financial Statements, pursuant to various amendments to the Merger Agreement, if the transaction is terminated by the Company or for certain other reasons, under certain conditions, the Company has agreed to issue Cryptometrics up to 1,000,000 shares of its common stock in consideration for various transaction costs aggregating approximately $810,000 advanced by Cryptometrics for the account of the Company. In addition, in consideration of $167,660 of such advances during the year ended July 31, 2007, the Company granted a non-exclusive, perpetual, royalty free license to Cryptometrics to use certain of the intellectual property of its subsidiary, Pixaya (UK) Limited.
On various dates from January 24, 2007 through February 8, 2007, the secured convertible debentures and warrants issued to YA Global were amended. As a result, on the date the proposed merger between the Company and Cryptometrics closes and becomes effective, (i) Cryptometrics will assume all of the rights and obligations under those amended agreements on behalf of the post-merger, combined company, and (ii) the secured convertible debentures would become convertible at a discount of 5% to the lowest volume weighted average price of the Company’s common stock during the 30 trading days prior to the conversion date and the warrants issued to YA Global would become convertible at a discount of 12% to the average of the volume weighted average price of the Company’s common stock during the 30 trading days prior to the exercise date. On March 11, 2008, the Company and YA Global agreed to exclude certain warrants from a prior agreement. Accordingly, a warrant covering 1,300,000 shares of common stock may be exercised at any time at its original exercise price of $0.40 per share.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8 — Restatement of Unaudited Interim Financial Statements:
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
Upon completion of these investigations, management has identified certain adjustments related to the costs paid by Cryptometrics on behalf of the Company and the overstatement of the volatility factors that necessitate the restatement of the Company’s financial statements for each of the first three quarters of fiscal 2007. Previously issued financial statements for those quarters should not be relied upon. The following tables reflect the impact of the restatements as of January 31, 2007 and for the six and three months then ended:

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
The accounting policies and estimates used as of July 31, 2007, as outlined in our previously filed Form 10-K, have been applied consistently for the six months ended January 31, 2008.
Related Party Transactions
None.
Off-Balance Sheet arrangements
We are not party to any off balance sheet arrangements.

Results of operations
Six months ended January 31, 2008 as compared to six months ended January 31, 2007

	Six Months Ended January 31,
	2008	2007 (restated)	$ Change
Revenues	$78,635	$101,137	$(22,502)

Operating expenses:
Cost of revenues	8,025	42,132	(34,107)
Selling expenses	13,598	59,816	(46,218)
General and administrative expenses	1,000,744	796,614	204,130

Totals	1,022,367	898,562	123,805

Loss from operations	(943,732)	(797,425)	(146,307)

Other income (expense) :
Gain (loss) on change in value of derivative liability	602,338	(1,805,035)	2,407,373
Interest income	—	95	(95)
Interest expense	(1,690,638)	(1,075,881)	(614,757)

Net loss	$(2,032,032)	$(3,678,246)	$1,646,214

Revenues
Revenues consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues decreased for the six months ended January 31, 2008 versus the six months ended January 31, 2007 due to the lack of advertising and increased competition.
Cost of revenues
Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, and costs in connection with the development and maintenance of the web site.
During the six months ended January 31, 2008, there were no consulting fees as compared to approximately $20,000 for the six months ended January 31, 2007. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $6,500 for the six months ended January 31, 2007. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site declined.
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
General and administrative expenses
General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which includes non-cash charges for the issuance of 40,000 shares of our common stock with an aggregate fair value of 25,600 to certain employees, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is primarily attributable to an accrual for payroll taxes of approximately $45,000, an increase in legal and accounting costs associated with a proposed acquisition of approximately $254,000, which had been temporarily suspended during the six months ended January 31, 2007, and a non-cash charge of approximately $67,500 for a portion of the issuance of 250,000 options with an aggregate fair value of approximately $138,000 to a non employee for services, offset by a decrease in payroll expenses of approximately $211,000 during the six months ended January 31, 2008 versus the six months ended January 31, 2007.

Gain (loss) on change in value of derivative liability
The gain on change in value of the derivative liability for the six months ended January 31, 2008 reflects the effect of the decrease in the fair market value of our common stock. As of January 31, 2008, the fair market value of the 12,000,000 warrants was approximately $10,400,900 while as of July 31, 2007, the fair market value of those warrants was approximately $11,059,000, resulting in a gain of approximately $658,000 for the six months ended January 31, 2008 compared to a loss of $1,731,000 for the six months ended January 31, 2007 as a result of an increase in the value of our stock.
During the six months ended January 31, 2008, YA Global Investments, L.P. (“YA Global”) (formerly known as Cornell Capital) converted debentures in the principal amounts of $3,520,000 into 8,800,000 shares of our common stock. Therefore, all of the remaining debentures were converted on January 31, 2008. As a result, we no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. Accordingly, we no longer had to record the warrants at fair value and the fair value of the warrants of $10,400,900 was reclassified from derivative liability to additional paid-in capital.
As a result of changes in the fair market value of our common stock, we also recorded an unrealized loss on the change in value of the derivative liability of approximately $55,000 and $74,000 in the six months ended January 31, 2008 and 2007, respectively, related to changes in the fair value of options that were outstanding during portions of those periods. No options issued to non-employees were outstanding as of January 31, 2008 or July 31, 2007.
Interest expense
The increase in interest expense of approximately $615,000 arises from the net effects of an increase in charges to interest expense for the amortization of debt discount of approximately $705,000 accreted as a result of conversions; a non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of accrued interest at $0.40 per share on January 31, 2008 when the fair market value of our common stock was $0.91 per share; and a decrease in charges to interest expense from a decrease in borrowings under our promissory note and secured convertible debentures payable to YA Global as a result of conversions into shares of our common stock. During the six months ended January 31, 2008, interest totaling approximately $1,691,000 is comprised of interest on our secured convertible debentures, interest from amortization of debt discount, and the non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature. Interest of approximately $95,000 was incurred as interest charged at 10% per annum on our convertible debentures.
Interest totaling approximately $1,076,000 during the six months ended January 31, 2007 was comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $191,000 was incurred as interest charged at 10% per annum on our convertible debentures. Interest expense of $913,000 was incurred from the amortization of debt discount related to costs incurred and deducted from the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.

Three months ended January 31, 2008 as compared to three months ended January 31, 2007.

	Three Months
	Ended January 31,
	2008	2007 (restated)	$ Change
Revenues	$41,903	$57,806	$(15,903)

Operating expenses:
Cost of revenues	3,404	17,482	(14,078)
Selling expenses	6,302	35,554	(29,252)
General and administrative expenses	563,517	529,764	33,753

Totals	573,223	582,800	(9,577)

Loss from operations	(531,320)	(524,994)	(6,326)

Other income (expense) :
Loss on change in value of derivative liability	(1,331,600)	(2,297,988)	966,388
Interest income	—	20	(20)
Interest expense	(1,500,791)	(607,632)	(893,159)

Net loss	$(3,363,711)	$(3,430,594)	$66,883

Revenues
Revenues decreased for the three months ended January 31, 2008 versus the three months ended January 31, 2007 due to the lack of advertising and increased competition.
Cost of revenues
During the three months ended January 31, 2008, there were no consulting fees as compared to approximately $7,650 for the three months ended January 31, 2007. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $3,250 for the six months ended January 31, 2007. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site declined. During the three months ended January 31, 2007 we recorded approximately $4,400 of expenses for the manufacture of our Survaya Cam, which had been placed in test markets.
Selling expenses
Selling expenses consist primarily of advertising and other promotional expenses. The decrease results primarily from suspension of new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees included $7,200 of non-cash amortization of options issued to a consultant during the six months ended January 31, 2007.
General and administrative expenses
The increase in general and administrative expenses is attributable to an increase in legal and accounting costs associated with a proposed acquisition which had been temporarily suspended during the six months ended January 31, 2007.

Loss on change in value of derivative liability
The loss on change in value of derivative liability for the three months ended January 31, 2008 reflects the effect of the increase in the fair market value of our common stock. As of January 31, 2008, the fair market value of the 12,000,000 warrants was approximately $10,400,900 while as of October 31, 2007, the fair market value of those warrants was approximately $9,069,300, resulting in a loss of approximately $1,331,600 for the three months ended January 31, 2008 compared to a loss of approximately $2,222,000 for the three months ended January 31, 2007 as a result of an increase in the fair market value of our stock.
During the three months ended January 31, 2008, YA Global converted debentures in the principal amount of $1,920,000 into 4,800,000 shares of our common stock. Therefore, all of the remaining debentures were converted on January 31, 2008. As a result, we no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. Accordingly, we no longer had to record the warrants at fair value and the fair value of the warrants of $10,400,900 was reclassified from derivative liability to additional paid-in capital.
As a result of changes in the fair market value of our common stock, we also recorded an unrealized loss on change in value of the derivative liability of approximately $76,000 in the three months ended January 31, 2007 related to changes in the fair value of non-employee options that were outstanding during that period. No options issued to non-employees were outstanding at January 31, 2008 or October 31, 2007.
Interest expense
The increase in interest expense of approximately $893,000 arises from the net effects of an increase in charges to interest expense for the amortization of debt discount of approximately $355,000 accreted as a result of the conversions; a non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of accrued interest at $0.40 per share on January 31, 2008 when the fair market value of the Company’s common stock was $0.91 per share; and a decrease in borrowings under our promissory note and secured convertible debentures payable to YA Global as a result of conversions into shares of our common stock. During the three months ended January 31, 2008 interest totaling $1,501,000 is comprised of interest on our secured convertible debentures, interest from amortization of debt discount, and the non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature. Interest on debentures of approximately $30,000 was incurred as interest charged at 10% per annum on our convertible debentures.

Liquidity and Capital Resources
We only generated revenues of approximately $79,000 and we incurred a net loss of approximately $2,032,000 and a cash flow deficiency from operating activities of approximately $581,000 for the six months ended January 31, 2008. In addition, at January 31, 2008, we only had cash and cash equivalents of approximately $49,000 and working capital of approximately $83,000. These matters raise substantial doubt about our ability to continue as a going concern.
We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least January 31, 2009 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.
We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least January 31, 2009. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.
Our cash and cash equivalent position of approximately $49,000 as of January 31, 2008 results primarily from the transactions with YA Global described below and the exercise of stock options granted to employees and non-employees.
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
All put notices were canceled and returned to us on May 25, 2006, when we terminated the Equity Line Agreement with YA Global, converted $250,000 of principal of our $2,000,000 promissory note payable to YA Global into 1,250,000 shares of our common stock which were issued on such date for which the fair value was $400,000 and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. In addition, we issued similar secured convertible debentures to YA Global in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided us with net proceeds of approximately $2,025,000 after fees and costs which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bore interest at the rate of 10% per year and were initially due to mature three years after issuance. They were convertible through maturity into shares of our common stock as provided in the debentures.

We were required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. We were also required to deliver on behalf of ourselves and our subsidiary, Pixaya LLC (formerly known as JAG Media LLC), security agreements executed by us and our subsidiary, Pixaya LLC, granting YA Global a security interest in all their respective assets. Pursuant to such security agreement, we and our subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. In accordance with the terms of the January 31, 2008 agreement between us and YA Global, the security agreements were terminated, effective upon conversion by YA Global of the remaining principal and accrued interest on the convertible debentures into our common stock.
YA Global had the right to convert the debentures, at its sole option, into shares of our common stock at a conversion price which was the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, LP, of our common stock during the 30 trading days prior to the conversion date.
In connection with the foregoing May 25, 2005 transaction, we issued warrants to YA Global to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share. The exercise price and number of share issuable to each of the warrants are subject to antidilution provisions.
Since the conversion of the secured convertible debentures and the related warrants could have resulted in the issuance of an indeterminable number of common shares since they were convertible at a discount from the market price, we determined that based on the guidance in the consensus for EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, we were prohibited from concluding that we would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees while the debentures were outstanding. Therefore, as of the date the secured convertible debentures and the related warrants were initially issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a derivative liability as explained below. Subsequent changes in the fair value of such options and warrants at the end of each reporting period were recorded as increases or decreases to the liability and charges or credits to the Company’s results of operations until they were exercised and until all of the debentures were converted.
As of July 31, 2007, the warrants for the purchase of 12,000,000 shares of common stock were valued at approximately $11,059,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 216.543%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.95 per share when valued.
As of January 31, 2008, the warrants for the purchase of 12,000,000 shares were valued at approximately $10,400,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 5.25% annually, no dividend payments, annual volatility of 203.855%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.91 per share when valued. This resulted in an unrealized gain on derivative liability of approximately $658,000 during the six months ended January 31, 2008.
On January 31, 2008, warrants for the purchase of 700,000 shares were exercised at the price of $0.40 per share, resulting in an increase in additional paid-in capital of approximately $280,000. The aggregate exercise price of $280,000 was not paid by YA Global until after January 31, 2008 and the related receivable is included in other current assets. During the six months ended January 31, 2008, YA Global converted debentures in the principal amount of $3,520,000 into 8,800,000 shares of our common stock. As a result, the Company no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. Accordingly, the fair value of the warrants of $10,400,900 at the time of the exercise of the 700,000 warrants and the conversion of the debentures was reclassified from derivative liability to additional paid-in capital.
During the six months ended January 31, 2008, we issued options for the purchase of 905,000 shares of common stock to non-employees valued at approximately $476,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 5.25% to 6% annually, no dividend payments, annual volatility ranging from 203.855% to 216.543%, and exercise prices ranging from $0.60 to $0.86 per share when issued.
During the six months ended January 31, 2008 employees and non-employees exercised options to purchase 1,155,000 shares of common stock at prices ranging from $0.02 to $0.86 per share with an aggregate purchase price of approximately $598,000. We also received proceeds of $29,400 for the payment of the remaining balance of the exercise price for options exercised prior to July 31, 2007.

Seasonality
We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.
Recent Accounting Pronouncements
The FASB and the Accounting Standards committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of January 31, 2008 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended January 31, 2008 and 2007 or that they will have a significant effect at the time they become effective.
Recent Events
Our merger agreement with Cryptometrics, dated as of December 27, 2005, previously amended as of January 24, 2007, February 26, 2007, April 4, 2007, April 20, 2007, May 10, 2007, May 18, 2007, September 18, 2007 and November 13, 2007 was further amended on February 6, 2008. See “Merger Agreement.” Such amendments successively extended the automatic termination date of the merger agreement. In addition, pursuant to various of the amendments to the merger agreement, if the transaction is terminated by the Company or for certain other reasons, under certain conditions the Company has agreed to issue up to 1,000,000 shares of its common stock to Cryptometrics in consideration for various transaction costs aggregating approximately $810,000 advanced by Cryptometrics for the account of the Company. In consideration of $167,660 of such advances during the year ended July 31, 2007, the Company also granted a non-exclusive, perpetual, royalty free license to Cryptometrics to use certain of the intellectual property of its Pixaya(UK) subsidiary.
On March 14, 2008, our S-4 Registration Statement went effective.
Item 3. Quantative and Qualitative Disclosure About Market Risk
N/A.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures:
As of the end of the fiscal quarter ended January 31, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
(b) Changes in Internal Control over Financial Reporting:
After the end of our fiscal year ended July 31, 2007, our management identified several material weaknesses in its internal control over financial reporting some of which continued to exist as of January 31, 2008. These weaknesses included lack of control over spreadsheets and a lack of sufficient resources to account for complex and unusual transactions.
In response to these material weaknesses identified in the Company’s internal control over financial reporting, our management launched remediation efforts specifically designed to address the weaknesses and to improve and strengthen the Company’s overall control environment. These efforts include or included the following additional review procedures:
•	Management began to implement additional review procedures to ensure that all accounting transactions were adequately communicated amongst and between accounting personnel so that all transactions paid for or assumed by another party on behalf of us are recorded by us on a timely and accurate basis. In the early part of our fiscal quarter ended January 31, 2008, the implementation process was completed.

•	Management also completed in the early part of our fiscal quarter ended January 31, 2008 additional review procedures to ensure that all spreadsheet formulas are prepared on a consistent basis and that results are reviewed prior to application to financial statement valuations.
As indicated, the foregoing remediation efforts related to the review of spreadsheet formulas were initiated after the fiscal quarter ended July 31, 2007 and carried out through the early part of our fiscal quarter ended January 31, 2008. In addition, throughout our fiscal quarter ended January 31, 2008, our Chief Executive Officer and our Chief Financial Officer have continued to investigate cost-effective measures to mitigate the insufficiencies in controls for complex and unusual transactions. These efforts are continuing. There were no other material changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
N/A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following unregistered shares of our Common Stock were issued to YA Global Investments, L.P. upon conversions of our outstanding 10% secured convertible debentures at a conversion price of $.40 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

	Amount	Number of
Date of Conversion	Converted	Shares Issued
November 14, 2007	$300,000	750,000
December 17, 2007	$1,000,000	2,500,000
January 24, 2008	$295,000	737,500
Item 3. Defaults Upon Senior Securities
Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited, is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc. As of the date of the filing of this report, the total amount of principal and interest owed as a result of this default is approximately £23,286.47, equivalent to approximately $46,129.33
Item 4. Submission of Matters to a Vote of Security Holders
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

JAG MEDIA HOLDINGS, INC.
Date: March 24, 2008	By:	/s/ Thomas J. Mazzarisi
		Name:	Thomas J. Mazzarisi
		Title:	Chairman of the Board and Chief Executive Officer

Date: March 24, 2008	By:	/s/ Stephen J. Schoepfer
		Name:	Stephen J. Schoepfer
		Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer