Form 10QSB
period 2008-04-30
JAG MEDIA HOLDINGS INC
filed 2008-06-20
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2008.

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ________ to _________.

Commission file number 000-28761.

JAG MEDIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its Charter)

Nevada	88-0380546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of June 18, 2008, the Issuer had 60,360,993 shares of Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

INDEX
Page
Part I Financial Information
Item 1: Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at April 30, 2008 and July 31, 2007	1
Condensed Consolidated Statements of Operations for the Nine and Three Months ended April 30, 2008 and 2007	2
Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Nine Months ended April 30, 2008	3
Condensed Consolidated Statements of Cash Flows for the Nine Months ended April 30, 2008 and 2007	4
Notes to Condensed Consolidated Financial Statements	5
Item 2: Management’s Discussion and Analysis	16
Item 3: Controls and Procedures	23
Part II Other Information
Item 1: Legal Proceedings	25
Item 2: Unregistered Sale of Equity Securities and Use of Proceeds	25
Item 3: Defaults Upon Senior Securities	25
Item 4: Submission of Matters to Vote of Security Holders	25
Item 5: Other Information	25
Item 6: Exhibits	25
Signatures
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

PART I. FINANCIAL INFORMATION

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2008 and JULY 31, 2007

	April 30,	July 31,
	2008	2007
	(unaudited)	(see Note 1)
Assets

Current assets:
Cash and cash equivalents	$59,016	$507
Accounts receivable, net of allowance for doubtful accounts of $7,500	47,010	34,345
Other current assets	156,272	44,426

Total current assets	262,298	79,278

Equipment, net of accumulated depreciation of $136,952 and $154,975	37,001	55,071

Totals	$299,299	$134,349

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$479,362	$1,088,819
Deferred revenues	6,734	18,695
Derivative liability	-	11,058,561
Total current liabilities	486,096	12,166,075
Convertible debentures payable, net of unamortized debt discount of $912,820	-	2,607,180
Total liabilities	486,096	14,773,255

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,749 shares issued and outstanding	4	4
40,000 shares designated as Series 3; 21,500 shares issued and outstanding	-	-

	4	4

Commitments and contingencies
Stockholders deficiency:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued Common stock; par value $.00001 per share; 500,000,000 shares authorized; 60,467,816 and 48,048,617 shares issued and outstanding	604	480
Additional paid-in capital	62,859,167	45,806,278
Accumulated deficit	(63,046,572)	(60,445,668)

Total stockholders' deficiency	(186,801)	(14,638,910)

Totals	$299,299	$134,349

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED APRIL 30, 2008 AND 2007
(UNAUDITED)

	Nine Months		Three Months
	Ended April 30,		Ended April 30,
	2008	2007 (restated)	2008	2007 (restated)

Revenues	$119,736	$164,308	$41,101	$63,171

Operating expenses:
Cost of revenues	18,569	60,654	10,544	18,522
Selling expenses	46,700	71,241	33,102	11,425
General and administrative expenses	1,567,071	1,445,181	566,327	648,567

Totals	1,632,340	1,577,076	609,973	678,514

Loss from operations	(1,512,604)	(1,412,768)	(568,872)	(615,343)

Other income (expense):
Gain (loss) on change in value of derivative liability	602,338	(2,190,710)	-	(385,673)
Interest income	-	97	-	-
Interest expense	(1,690,638)	(1,287,001)	-	(211,070)

Net loss	$(2,600,904)	(4,890,382) $	$(568,872)	$(1,212,086)

Basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding	55,397,648	46,001,871	60,398,483	47,663,673

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
NINE MONTHS ENDED APRIL 30, 2008
(UNAUDITED)

	Common Stock
			Additional Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2007	48,048,617	$480	$45,806,278	$(60,445,668)	$(14,638,910)

Amortization of unearned stock-based compensation			3,854		3,854

Effect of issuance of common stock in exchange for services and payment of accounts payable	165,000	2	109,348		109,350

Effect of issuance of options in exchange for services			82,524		82,524

Shares issued on conversion of convertible debentures	8,800,000	88	3,519,912		3,520,000

Shares issued as payment for accrued interest on convertible debentures	1,339,199	13	535,666		535,679

Shares issued on exercise of options	1,415,000	14	773,936		773,950

Shares issued on exercise of warrants	700,000	7	279,993		280,000

Capital contribution from payment by prospective merger partner of the Company 's costs			230,113		230,113

Reclassification of derivative liability upon exercise of options for 905,000 shares			433,652		433,652

Beneficial conversion charge incurred upon conversion of accrued interest on convertible debentures at $0.40 per share while fair market value of common stock was $0.91 per share			682,991		682,991

Reclassification of fair value of warrants from derivative liability due to exercise of warrants and debt conversion			10,400,900		10,400,900

Net loss				(2,600,904)	(2,600,904)

Balance, April 30, 2008	60,467,816	$604	$62,859,167	$(63,046,572)	$(186,801)

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED APRIL 30, 2008 AND 2007
(UNAUDITED)

	2008	2007 (restated)
Operating activities:
Net loss	$(2,600,904)	$(4,890,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,368	27,007
Amortization of unearned, stock-based compensation	3,854	22,700
Beneficial conversion charge included in interest expense	682,991
(Gain) loss on change in value of derivative liability	(602,338)	2,190,710
Amortization of debt discount	912,820	1,009,851
Costs of the Company paid by potential merger partner	230,113	412,605
Effect of issuance of common stock in exchange for services	97,150	62,200
Amortization of deferred consulting costs	366,964	-
Loss on abandonment of fixed assets	6,029	-
Changes in operating assets and liabilities:
Accounts receivable	(12,665)	(15,380)
Other current assets	(48,775)	44,722
Accounts payable and accrued expenses	(60,241)	703,310
Deferred revenues	(11,961)	(818)

Net cash used in operating activities	(1,017,595)	(433,475)

Investing activities:
Equipment purchases	(7,246)	(15,545)

Net cash used in investing activities	(7,246)	(15,545)

Financing activities:
Proceeds from exercise of stock options and warrants	1,083,350	4,000

Net cash provided by financing activities	1,083,350	4,000

Net increase (decrease) in cash and cash equivalents	58,509	(445,020)
Cash and cash equivalents, beginning of period	507	450,618

Cash and cash equivalents, end of period	$59,016	$5,598

Supplemental disclosure of noncash financing activities:

Effect of convertible debentures converted to common stock	$3,520,000	$555,000
Effect of issuance of common stock as payment for accrued interest	$535,679
Fair value of fully-vested common stock issued to consultant in exchange for services	$94,150	$36,000
Fair value of options issued for payment of accounts payable	$15,200
Fair value of options issued for future services	$460,851
Reclassification of derivative liability upon exercise of options	$433,652
Reclassification of fair value of warrants from derivative liability to additional paid-in capital	$10,400,900

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. (“JAG Media”) and its subsidiaries as of April 30, 2008, their results of operations for the nine and three months ended April 30, 2008 and 2007, changes in stockholders’ deficiency for the nine months ended April 30, 2008 and cash flows for the nine months ended April 30, 2008 and 2007 (see Note 9). JAG Media and its subsidiaries are referred to together herein as the “Company.” Pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2007 and 2006 and for the years ended July 31, 2007, 2006 and 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended July 31, 2007 that was previously filed with the SEC. The accompanying condensed consolidated balance sheet as of July 31, 2007 has been derived from the audited consolidated financial statements included in the 10-K.

The results of the Company’s operations for the nine and three months ended April 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2008.

As further explained in Note 1 to the Audited Financial Statements and Note 8 herein, the Company gathers and compiles financial and investment information from contacts at financial institutions and other Wall Street professionals and generates revenues by releasing such information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. As a result of an acquisition on November 24, 2004 (see Note 5 to the Audited Financial Statements), the Company is also in the business of developing related software focused on streaming video solutions. Development of these products has been limited as a result of the Company’s lack of financial resources. The business acquired had not generated any significant revenue as of the date of the acquisition or through April 30, 2008.

The Company is actively pursuing potential mergers. As further discussed in Note 10 to the Audited Financial Statements, on December 27, 2005, the Company entered into an agreement and plan of merger that was amended on various dates through April 14, 2008 (the “Merger Agreement”) with, among others, Cryptometrics, Inc., a Delaware corporation (“Cryptometrics”), pursuant to which Cryptometrics would have merged with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would have acquired shares of common stock of the Company, which would, upon issuance, represent approximately 87% of the outstanding shares of the Company’s common stock in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. On June 18, 2008, the Company received a letter from Cryptometrics dated June 17, 2008, stating that the automatic termination date of the Merger Agreement had expired and that Cryptometrics had decided not to extend the Merger Agreement any further. The letter further stated that the Merger Agreement between the Company and Cryptometrics had by its terms been terminated, and was void and of no force or effect. The Company is actively seeking alternative merger candidates.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $119,700 and it incurred a net loss of approximately $2,601,000 and a cash flow deficiency from operating activities of approximately $1,018,000 for the nine months ended April 30, 2008. In addition, as of April 30, 2008, the Company only had cash and cash equivalents available of approximately $59,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least April 30, 2009 and that the Company will need to obtain additional equity or debt financing to sustain its operations.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation (continued):

Management believes that the Company will be able to obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least April 30, 2009. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants and the conversion of outstanding convertible debentures were issued during the period and the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and net income was adjusted for interest on the convertible debentures.

As of April 30, 2008, there were stock options and warrants outstanding for the purchase of a total of 750,000 and 11,300,000 shares of common stock, respectively (all previously convertible debentures had been converted — see Notes 4 and 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the nine and three months ended April 30, 2008 and 2007 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.

Note 3 — Income taxes:

As of April 30, 2008, the Company had Federal net operating loss carryforwards of approximately $38,105,000 available to reduce future Federal taxable income which will expire from 2019 through 2027.

As of April 30, 2008, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$2,000
Unearned compensation	20,000
Net operating loss carryforwards	14,334,000

14,356,000
Less valuation allowance	(14,356,000)

Total	$—

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2008.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2007. As a result of increases in the valuation allowances of $1,057,000 and $196,000 during the nine and three months ended April 30, 2008, respectively, and $724,000 and $206,000 during the nine and three months ended April 30, 2007, respectively, which were primarily attributable to the net loss incurred during each of those periods, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

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

On January 25, 2005, the Company entered into a Promissory Note Agreement with YA Global for a loan of $2,000,000. The $2,000,000 loan from YA Global was funded on February 2, 2005 net of a debt discount of $100,000 deducted at the time of funding which was being amortized over the original term of the loan. The unamortized debt discount was approximately $32,000 as of May 25, 2006 when the promissory note was converted into common stock and a secured convertible debenture. The face amount of the promissory note and interest on the amount from time to time outstanding at a rate of 12% per year was originally payable either (i) out of the net proceeds to be received by the Company upon delivery of put notices under the Equity Line Agreement or (ii) in full by the Company within 663 calendar days, subsequently extended to 753 calendar days, of January 25, 2005 regardless of the availability of proceeds under the Equity Line Agreement, unless an extension was mutually agreed to by the parties in writing.

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

All put notices were cancelled and returned to the Company on May 25, 2006, when the Company terminated its Equity Line with YA Global, converted $250,000 of the principal of its $2,000,000 promissory note payable to YA Global into 1,250,000 shares of the Company’s common stock which were issued on such date for which the fair value was $400,000, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. In addition, the Company issued similar secured convertible debentures to YA Global in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,025,000 after fees and costs of $225,000 paid to YA Global which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bore interest at the rate of 10% per year and were initially due to mature three years after issuance. They were convertible through maturity into shares of the Company’s common stock as described below.

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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

YA Global had the right to convert the debentures, at its sole option, into shares of the Company’s common stock at a conversion price which was the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg L.P, of the Company’s common stock during the 30 trading days prior to the conversion date (see Note 8 herein).

In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to YA Global to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share (see Note 6 to the Audited Financial Statements, and Note 8 herein). The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.

On various dates from June 24, 2007 through May 20, 2008, the secured convertible debentures and warrants issued to YA Global were amended. As a result, on the date the proposed merger between the Company and Crypometrics would have closed and become effective, (i) Cryptometrics would have assumed all the rights and obligations under those amended agreements on behalf of the post-merger, combine company , and (ii) the secured convertible debentures would have become convertible at a discount of 5% to the lowest volume weighted price of the Company’s common stock during the 30 trading days prior to the conversion dates and the warrants issued to YA Global would have become convertible at a discount of 12% to the average of the volume weighted average price of the Company’s common stock during the 30 trading days prior to the exercise date. On March 11, March 31 and May 15, 2008, the Company and YA Global agreed to exclude certain warrants from a prior agreement. Accordingly, warrants covering 1,300,000 and 2,000,000 shares of common stock could have been exercised at any time at their original exercise prices of $.40 and $.50 per share, respectively, while warrants covering 5,000,000 of common stock could have been exercised at various dates commencing September 30, 2008 at 88% of the average of the Volume Weighted Average Price of the Common Stock as quoted by Bloomberg, L.P. during the thirty (30) trading days immediately prior to the “Exercise Restriction Date” or such shorter period if less than thirty (30) trading days had elapsed.

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

As of July 31, 2006, the warrants for the purchase of 12,000,000 shares were valued at approximately $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 338.441%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.23 per share when valued. As of October 31, 2006, the fair value of the warrants was approximately $2,253,000. As of April 30, 2007, the fair value of the warrants was recalculated using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 223.697%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.39 per share when valued. This resulted in an increase in the carrying value of the derivative liability of the warrants to approximately $4,817,000 and the recognition of unrealized losses on derivative liability of approximately $2,073,000 and $149,000 during the nine and three months ended April 30, 2007, respectively.

As of July 31, 2007, the warrants for the purchase of 12,000,000 shares were valued at approximately $11,059,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 216.543%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.95 per share when valued.

As of January 31, 2008, the warrants for the purchase of 12,000,000 shares were valued at approximately $10,400,900 based on the Black-Scholes option pricing model assuming a risk free interest rate of 5.25% annually, no dividend payments, annual volatility of 203.855%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.91 per share when valued. This resulted in the recognition of unrealized gain on derivative liability of approximately $658,000 during the nine months ended April 30, 2008.

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

The issuance of convertible debentures and warrants to YA Global also caused the Company to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the outstanding options granted to the consultant were valued at approximately $46,000 using the Black-Scholes option pricing model. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 231.079%, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. As of October 31, 2006, the fair value of all options granted to non-employees was recalculated using the Black-Scholes option pricing model and the assumptions used for the valuation of the warrants described above. As a result, the Company recognized a derivative liability of $82,000 for the approximate fair value of non-employee options as of October 31, 2006. As of July 31, 2007, all of the options issued to non-employees had been exercised or had expired.

During the nine months ended April 30, 2008 and 2007, respectively, YA Global converted debentures in the principal amounts of $3,520,000 into 8,800,000 shares of the Company’s common stock and $555,000 into 4,432,111 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $913,000 and $0 during the nine months and three months ended April 30, 2008, including $705,000 and $0 which was accreted as a result of the conversions. The Company recorded amortization of debt discount attributable to the debentures of approximately $1,010,000 and $125,000 during the nine and three months ended April 30, 2007, including $555,000 and $0 which was accreted as a result of the conversions. As a result, the Company had no debentures outstanding as of April 30, 2008.

In connection with the conversion of all of the remaining debentures on January 31, 2008, YA Global agreed to the conversion of the accrued interest thereon, totaling approximately $535,700, at $0.40 per share which resulted in the issuance by the Company of 1,339,199 shares of common stock. In addition to interest expense of approximately $95,000 and charged to operations in the nine months ended April 30, 2008 based on the terms of the debentures, the Company also recorded a non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of the accrued interest at $0.40 per share on January 31, 2008 when the fair market value of the Company’s common stock was $0.91 per share.

Note 5 — Accounts payable and accrued expenses

As of April 30, 2008, a subsidiary of the Company, Pixaya(UK) Limited, owed approximately $46,000 on an unsecured overdraft line of credit, which is included in accounts payable and accrued expenses. As of April 30, 2008 Pixaya was in default of this line of credit.

Note 6 — Other issuances of common stock and stock options:

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

During the nine months ended April 30, 2008, the Company issued a total of 165,000 shares of its common stock with an aggregate fair value of $109,350 to certain employees and consultants, of which approximately $97,350 and $24,700 was charged to general and administrative expense during the nine and three months ended April 30, 2008, respectively, and $12,000 was applied to settle outstanding accounts payable.

JAGMEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of April 30, 2008, the Company has options outstanding for the purchase of 750,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.

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

During the nine and three months ended April 30, 2008, respectively the Company issued options for the purchase of 1,165,000 and 260,000 shares of common stock to non-employees with a fair value on the date of issuance of approximately $461,000 and $83,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of between 2.08% and 6% annually, no dividend payments, annual volatility ranging from 96.478% to 216.543%, and exercise prices ranging from $0.60 to $0.86 per share when issued.

During the nine and three months ended April 30, 2008, respectively, employees and non-employees exercised options to purchase 1,415,000 and 260,000 shares of common stock at prices ranging from $0.02 to $0.86 per share with an aggregate purchase price of approximately $774,000 and $176,000. The Company also received proceeds of $29,400 during the nine months ended April 30, 2008 for the payment of the remaining balance of the exercise price for options exercised prior to July 31, 2007. As a result of the exercise of options during the nine months ended April 30, 2008, all of the options granted to non-employees had been exercised or had expired and the Company reclassified approximately $434,000 from the derivative liability to additional paid-in capital. In addition, the Company recognized an unrealized loss on the change in the value of the derivative liability related to options of approximately $55,000 and $0 during the nine and three months ended April 30, 2008 and approximately $74,000 and $210,000 during the nine and three months ended April 30, 2007.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 30, 2008, the Company has the ability to grant options to purchase an additional 5,250,000 shares of common stock under the Incentive Plan.

The table below summarizes the stock option activity pursuant to our Incentive Plan for the nine months ended April 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding August 1, 2007	1,000,000	$0.02
Granted	1,165,000	$0.66
Exercised	(1,415,000)	$0.55

Options outstanding April 30, 2008	750,000	$0.02	3.34	$607,500

Options exercisable April 30, 2008	750,000	$0.02	3.34	$607,500

The fair value of each option granted by the Company in the nine months ended April 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	April 30, 2008	April 30, 2007
Risk-free interest rate	2.08 - 6.00%	6.00%
Dividend yield	0.00%	0.00%
Expected life	1.5 to 11 months	5 years
Expected volatility factor	96.478% to 216.543%	231.079%

Expected volatilities are based on historical volatility of our stock. We have adopted the guidance of the SEC’s Staff Accounting Bulletin No. 107 to temporarily employ the simplified method of estimating the expected life of the option.. The simplified method utilizes the average of the vested term and the original contract term. Our short term historical experience with exercise and post-vesting employment termination behavior supports this method for determining the option’s expected life. When sufficient historical experience has been obtained, we will use such experience for future estimations of the expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity corresponding to the options expected life.

Other Equity Transactions

As explained in Notes 1 and 7 herein, the Company entered into a Merger Agreement with, among others, Cryptometrics. Pursuant to the terms of the merger, Cryptometrics has paid various legal and accounting costs, totaling approximately $810,000 on behalf of the Company, including approximately $230,000 in the nine months ended April 30, 2008, that will not have to be repaid by the Company to Cryptometrics in the event that the merger is not successfully completed. The costs paid by Cryptometrics have been charged to operating expenses and the amounts received by the Company have been recorded as a capital contribution and included in additional paid-in capital.

Note 7 — Litigation:

The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 — Cryptometrics merger:

As explained in Notes 1 and 10 to the Audited Financial Statements and Note 1 herein, the Company entered into a Merger Agreement on December 27, 2005, which was amended on various dates through April 14, 2008 with, among others, Cryptometrics pursuant to which Cryptometrics would merge with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would have acquired shares of common stock of the Company, which would, upon issuance, represent approximately 87% of the combined companies’ outstanding shares of common stock, in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. As of March 14, 2008, the shares of common stock to be received by the stockholders of Cryptometrics became registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would have been accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes. As of April 30, 2008, the automatic termination date for the proposed merger with Cryptometrics had elapsed. In a letter from Cryptometrics to the Company dated June 17, 2008 and received by the Company on June 18, 2008, Cryptometrics had stated that it decided not to extend the Merger Agreement any further and that the Merger Agreement had by its terms been terminated, and was void and of no force or effect.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Restatement of Unaudited Interim Financial Statements:

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

Upon completion of these investigations, management has identified certain adjustments related to the costs paid by Cryptometrics on behalf of the Company and the overstatement of the volatility factors that necessitate the restatement of the Company’s financial statements for each of the first three quarters of fiscal 2007. Previously issued financial statements for those quarters should not be relied upon. The following tables reflect the impact of the restatements as of April 30, 2007 and for the nine and three months then ended:

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

The accounting policies and estimates used as of July 31, 2007, as outlined in our previously filed Form 10-K, have been applied consistently for the nine months ended April 30, 2008.

Related Party Transactions

None.

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations
Nine months ended April 30, 2008 as compared to nine months ended April 30, 2007.

	Nine Months Ended April 30,
	2008	2007 (restated)	$ Change
Revenues	$119,736	$164,308	$(44,572)

Operating expenses:
Cost of revenues	18,569	60,654	(42,085)
Selling expenses	46,700	71,241	(24,541)
General and administrative expenses	1,567,071	1,445,181	121,890

Totals	1,632,340	1,577,076	55,264

Loss from operations	(1,512,604)	(1,412,768)	(99,836)

Other income (expense) :
Gain (loss) on change in value of derivative liability	602,338	(2,190,710)	2,793,048
Interest income	—	97	(97)
Interest expense	(1,690,638)	(1,287,001)	(403,637)

Net loss	$(2,600,904)	$(4,890,382)	$2,289,478

Revenues

Revenues consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues decreased for the nine months ended April 30, 2008 versus the nine months ended April 30, 2007 due to the lack of advertising, the site’s reduced content, and increased competition and the lack of sales of streaming video products.

Cost of revenues

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, and costs in connection with the development and maintenance of the web site.

During the nine months ended April 30, 2008, there were approximately $7,600 of consulting fees as compared to approximately $24,000 for the nine months ended April 30, 2007. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options in exchange for services of approximately $7,600 for the nine months ended April 30, 2008 and the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $10,000 for the nine months ended April 30, 2007. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site declined.

During the nine months ended April 30, 2008, there were no costs associated with the manufacture of our streaming video products as compared to approximately $23,000 for the manufacture of streaming video products placed in test markets during the nine months ended April 30, 2007.

Selling expenses

Selling expenses consist primarily of advertising and other promotional expenses. The decrease results primarily from a reduction of new sales and marketing expenses of Pixaya, our United Kingdom subsidiary. Such fees include approximately $33,000 and $16,800 of non-cash amortization of options issued to a consultant for 150,000 and 200,000 shares of common stock with a fair market value of approximately $48,000 and $36,000 in exchange for services during the nine months ended April 31, 2008 and 2007, respectively. During the nine months ended April 30, 2007 we had also incurred $15,000 for training classes for resellers of the Survaya Cam.

General and administrative expenses
General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which includes non-cash charges for the issuance of 40,000 shares of our common stock with an aggregate fair value of $25,600 to certain employees, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is primarily attributable to liabilities arising from a payroll tax audit of approximately $45,000, and non-cash charges of approximately $326,000 for a portion of the issuance of 905,000 options with an aggregate fair value of approximately $378,000 to non-employees for services, offset by a decrease in payroll expenses of approximately $335,000 due to a reduction in the number of employees during the nine months ended April 30, 2008 versus the nine months ended April 30, 2007.

Gain (loss) on change in value of derivative liability

The gain on change in value of the derivative liability for the nine months ended April 30, 2008 reflects the effect of the decrease in the fair market value of our common stock. As of January 31, 2008, YA Global Investments, L.P. (“YA Global”) (formerly known as Cornell Capital) converted debentures in the principal amounts of $3,520,000 into 8,800,000 shares of our common stock. Therefore, all of the remaining debentures were converted on January 31, 2008. As a result, we no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. Accordingly, we no longer had to record the warrants at fair value and the fair value of the warrants of $10,400,900 was reclassified from derivative liability to additional paid-in capital.

As of January 31, 2008, the fair market value of the 12,000,000 warrants was approximately $10,400,900 while as of July 31, 2007, the fair market value of those warrants was approximately $11,059,000, resulting in a gain of approximately $658,000 for the nine months ended April 30, 2008 compared to a loss of $2,073,000 for the nine months ended April 30, 2007 as a result of an increase in the value of our stock.

As a result of changes in the fair market value of our common stock, we also recorded an unrealized loss on the change in value of the derivative liability of approximately $55,000 and $118,000 in the nine months ended April 30, 2008 and 2007, respectively, related to changes in the fair value of options that were outstanding during portions of those periods. No options issued to non-employees were outstanding as of April 30, 2008 or July 31, 2007.

Interest expense

The increase in interest expense of approximately $404,000 arises from the net effects of an increase in charges to interest expense for the amortization of debt discount of approximately $705,000 accreted as a result of conversions; a non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of accrued interest at $0.40 per share on January 31, 2008 when the fair market value of our common stock was $0.91 per share; and a decrease in charges to interest expense from a decrease in borrowings under our promissory note and secured convertible debentures payable to YA Global as a result of conversions into shares of our common stock. During the nine months ended April 30, 2008, interest totaling approximately $1,691,000 is comprised of interest on our secured convertible debentures, interest from amortization of debt discount, and the non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature. Interest of approximately $95,000 was incurred as interest charged at 10% per annum on our convertible debentures.

Interest totaling approximately $1,287,000 during the nine months ended April 30, 2007 was comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $277,000 was incurred as interest charged at 10% per annum on our convertible debentures. Interest expense of $1,010,000 was incurred from the amortization of debt discount related to costs incurred and deducted from the $2,250,000 convertible debentures issued May 25, 2006 and May 31, 2006.

Three months ended April 30, 2008 as compared to three months ended April 30, 2007.

	Three Months
	Ended April 30,
	2008	2007 (restated)	$ Change
Revenues	$41,101	$63,171	$(22,070)

Operating expenses:
Cost of revenues	10,544	18,522	(7,978)
Selling expenses	33,102	11,425	21,677
General and administrative expenses	566,327	648,567	(82,240)

Totals	60,973	678,514	(68,541)

Loss from operations	(568,872)	(615,343)	46,471

Other expense:
Loss on change in value of derivative liability	—	(385,673)	385,673
Interest expense	—	(211,070)	211,070

Net loss	$(568,872)	$(1,212,086)	$643,214

Revenues

Revenues decreased for the three months ended April 30, 2008 versus the three months ended April 30, 2007 due to the lack of advertising and increased competition and the lack of sales of streaming video products.

Cost of revenues

During the three months ended April 30, 2008, there were approximately $7,600 of consulting fees as compared to approximately $4,000 for the three months ended April 30, 2007. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of options in exchange for services of approximately $7,600 for the nine months ended April 30, 2008 and the issuance of shares in exchange for services of approximately $10,000 for the nine months ended April 30, 2007. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site declined.

Selling expenses

Selling expenses consist primarily of advertising and other promotional expenses. The increase results primarily from consulting fees paid to a consultant to maintain customer awareness of the Survaya Cam product of Pixaya, our United Kingdom subsidiary. Such fees included $33,000 and $7,200 of non-cash amortization of options issued to a consultant during the nine months ended April 30, 2008 and 2007, respectively.

General and administrative expenses

The decrease in general and administrative expenses is attributable to an increase in non-cash charges of approximately $46,000 for a portion of the issuance of 905,000 options with an aggregate fair value of approximately $378,000 to non-employees for services and an increase in non-cash charges of approximately $25,000 for a portion of the issuance of 110,000 shares of commons stock with an aggregate fair value of approximately $70,000 to a non-employee for services offset by a decrease in payroll expenses of approximately $164,000 due to a reduction in the number of employees during the three months ended April 30, 2008 as compared to April 30, 2007 .

Loss on change in value of derivative liability

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

As we no longer have a derivative liability as of April 30, 2008, we did not record any gain or loss on the change in value of derivative liability for the three months ended April 30, 2008 compared to a loss of approximately $149,000 for the three months ended April 30, 2007 as a result of an increase in the fair market value of our stock.

As a result of changes in the fair market value of our common stock, we also recorded an unrealized loss on change in value of the derivative liability of approximately $6,000 in the three months ended April 30, 2007 related to changes in the fair value of non-employee options that were outstanding during that period. No options issued to non-employees were outstanding at April 30, 2008 or April 30, 2007.

Interest expense

The decrease in interest expense of approximately $211,000 arises from the net effects of the complete conversion and resulting decrease in borrowings under our promissory note and secured convertible debentures payable to YA Global as a result of conversions into shares of our common stock as of January 31, 2008.

Liquidity and Capital Resources

We only generated revenues of approximately $119,700 and we incurred a net loss of approximately $2,601,000 and a cash flow deficiency from operating activities of approximately $1,018,000 for the nine months ended April 30, 2008. In addition, at April 30, 2008, we only had cash and cash equivalents of approximately $59,000. These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least April 30, 2009 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.

We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least April 30, 2009. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $59,000 as of April 30, 2008 results primarily from the transactions with YA Global described below and the exercise of stock options granted to employees and non-employees.

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

Since the conversion of the secured convertible debentures and the related warrants could have resulted in the issuance of an indeterminable number of common shares since they were convertible at a discount from the market price, we determined that based on the guidance in the consensus for EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” we were prohibited from concluding that we would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees while the debentures were outstanding. Therefore, as of the date the secured convertible debentures and the related warrants were initially issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a derivative liability as explained below. Subsequent changes in the fair value of such options and warrants at the end of each reporting period were recorded as increases or decreases to the liability and charges or credits to the Company’s results of operations until they were exercised and until all of the debentures were converted.

As of July 31, 2007, the warrants for the purchase of 12,000,000 shares of common stock were valued at approximately $11,059,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 216.543%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.95 per share when valued.

As of January 31, 2008, the warrants for the purchase of 12,000,000 shares were valued at approximately $10,400,900 based on the Black-Scholes option pricing model assuming a risk free interest rate of 5.25% annually, no dividend payments, annual volatility of 203.855%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.91 per share when valued. This resulted in an unrealized gain on derivative liability of approximately $658,000 during the nine months ended April 30, 2008.

On January 31, 2008, warrants for the purchase of 700,000 shares were exercised at the price of $0.40 per share, resulting in an increase in additional paid-in capital of approximately $280,000. During the nine months ended April 30, 2008, YA Global converted debentures in the principal amount of $3,520,000 into 8,800,000 shares of our common stock. As a result, the Company no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. Accordingly, the fair value of the warrants of $10,400,900 at the time of the exercise of the 700,000 warrants and the conversion of the debentures was reclassified from derivative liability to additional paid-in capital as of January 31, 2008.

During the nine months ended April 30, 2008, we issued options for the purchase of 1,165,000 shares of common stock to non-employees valued at approximately $559,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 2.08% to 6% annually, no dividend payments, annual volatility ranging from 96.478% to 216.543%, and exercise prices ranging from $0.60 to $0.86 per share when issued.

During the nine months ended April 31, 2008 employees and non-employees exercised options to purchase 1,415,000 shares of common stock at prices ranging from $0.02 to $0.86 per share with an aggregate purchase price of approximately $774,000. We also received proceeds of $29,400 for the payment of the remaining balance of the exercise price for options exercised prior to July 31, 2007.

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements

The FASB and the Accounting Standards committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of April 30, 2008 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended April 30, 2008 and 2007 or that they will have a significant effect at the time they become effective.

Recent Events

Our Merger Agreement with Cryptometrics, dated as of December 27, 2005, previously amended as of January 24, 2007, February 26, 2007, April 4, 2007, April 20, 2007, May 10, 2007, May 18, 2007, September 18, 2007, November 13, 2007, February 6, 2008 and March 31, 2008 was further amended on April 14, 2008. Such amendments successively extended the automatic termination date of the Merger Agreement.

On June 18, 2008, we received a letter from Cryptometrics dated June 17, 2008, stating that the automatic termination date of the Merger Agreement had expired and that Cryptometrics had decided not to extend the Merger Agreement any further. The letter further stated that the Merger Agreement between us and Cryptometrics had by its terms been terminated, and was void and of no force or effect. The Company is actively seeking alternative merger candidates.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the fiscal quarter ended April 30, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date in alerting them in a timely manner to material information relating to JAG Media Holdings, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in Internal Control over Financial Reporting:

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited, is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc. As of the date of the filing of this report, the total amount of principal and interest owed as a result of this default is approximately £23,879.62, equivalent to approximately $46,679.16.

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

JAG MEDIA HOLDINGS, INC.

Date: June 20, 2008	By:	/s/ Thomas J. Mazzarisi
		Name:	Thomas J. Mazzarisi
		Title:	Chairman of the Board and Chief Executive Officer

Date: June 20, 2008	By:	/s/ Stephen J. Schoepfer
		Name:	Stephen J. Schoepfer
		Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer