Form 10-K
period 2008-07-31
JAG MEDIA HOLDINGS INC
filed 2008-11-13
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 000-28761

JAG MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0380546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6865 SW 18th Street, Suite B-13, Boca Raton, Florida 33433
(Address of principal executive offices) (Zip code)

(866) 300-7410
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock—$0.00001 par value
Series 2 Class B Common Stock—$0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on January 31, 2008 (based on the closing stock price as reported by Bloomberg L.P.) on such date was approximately $58,153,945.

As of October 31, 2008, there were 63,503,004 shares of the Registrant’s common stock outstanding, 380,931 shares of the Registrant’s Series 2 Class B common stock outstanding and 21,500 shares of the Registrant’s Series 3 Class B common stock outstanding.

JAG MEDIA HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2008

i

Part I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our discussions relating to our liquidity and capital resources, our subscription and advertising revenues, our business strategy, our competition, and the future of the Internet and webcasting over the Internet, our proposed merger with BlueCreek Energy, Inc., among others, contain such statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Item 1A. Risk Factors.”

Our forward-looking statements in this Annual Report on Form 10-K are based on management’s current views and assumptions regarding future events and speak only as of their date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws. Unless the context requires otherwise, the terms “we,” “us” and “our” refer to JAG Media Holdings, Inc., our predecessors and subsidiaries.

Overview

We have been providing financial and investment information to the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our website at jagnotes.com. Through our website and our traditional fax-based service, we offer timely financial data, reports and commentary.

Our online services currently consist of a subscription-based service that offers two specific products, the JAGNotes (Upgrade/Downgrade) Report and the Rumor Room, providing timely market reports, including breaking news and potentially market moving information. We currently derive revenues primarily from the sale of subscriptions.

In addition, we have been seeking acquisition candidates, which may be engaged in unrelated lines of business. On October 1, 2008, we entered into a non-binding letter of intent with respect to a merger opportunity with BlueCreek Energy, Inc., (“BlueCreek”) a Colorado corporation engaged in the development, extraction and processing of coalbed methane. See “—Proposed Merger with BlueCreek Energy.”

We are a Nevada corporation. Our address is 6865 SW 18th Street, Suite B-13, Boca Raton, Florida 33433, and our telephone number is 866-300-7410.

Company Background

From 1989 to 1992, we operated as an unincorporated business entity. In 1992, we incorporated in the State of New Jersey as New Jag, Inc. On December 14, 1993, JagNotes, Inc. merged with and into New Jag Inc., and we changed our name to JagNotes, Inc. We operated as JagNotes, Inc. until March 1999 when we were acquired by Professional Perceptions, Inc., a Nevada corporation, which subsequently changed our name to JagNotes.com Inc.

Until 1999, we targeted only a limited audience of financial professionals and did not engage in organized sales and marketing efforts. In 1999, we decided to change focus by expanding onto the Internet and targeting retail subscribers with the hope of expanding our subscriber base and business.

We undertook a corporate reorganization in January 2002 in order to distinguish and better manage separate areas of business. On January 4, 2002, we formed JAG Media LLC, a Delaware limited liability company and wholly owned subsidiary. The assets and liabilities of our current fax and Internet subscription business were transferred to JAG Media LLC. In order to better reflect the overall business in which we expected to engage and the corporate structure we intended to use to conduct that business, we changed our name from JagNotes.com Inc. to JAG Media Holdings, Inc. effective April 8, 2002.

On November 24, 2004, through one of our subsidiaries, Pixaya (UK) Limited (“Pixaya”), we purchased certain development stage software products and related assets in the United Kingdom from TComm Limited, a company organized in the United Kingdom. We subsequently changed the name of our subsidiary, JAG Media LLC, to Pixaya LLC in order to better reflect its role as owner of Pixaya and primary provider of support for our Pixaya products in the United States. In light of our current cash constraints and primary strategy to find a suitable merger candidate, we have currently ceased financing development and marketing by Pixaya of our SurvayaCam product, a mobile surveillance system which streams live video in real time from the point of use back to a control center and, if desired, to other locations. To date, we have only made minimal sales of SurvayaCam as part of our prior marketing and distribution efforts.

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

According to tracking surveys conducted by Pew Internet & American Life Project as of September 2007, approximately 36% of Internet users utilize the Internet to obtain financial information and approximately 11% of Internet users utilize the Internet to buy or sell stocks, bonds or mutual funds. Although this represents a decrease from the 44% and 13%, respectively, for these activities, reported by Pew in 2005, the Internet population base has steadily risen during this period as has broadband usage.

With respect to our Pixaya business unit, the mobile and wireless industries are experiencing significant growth and changing the way businesses operate and people communicate. Both industries are also giving rise to new forms of mobile entertainment, communication and information not available just a few short years ago. As of June 2008 there were more than 262 million wireless subscribers in the U.S., reported wireless minutes of use exceeded 2.2 trillion and wireless penetration reached 84% of the total U.S. population.

In addition, wireless carriers are updating their networks and are in the process of deploying their next-generation high-speed broadband networks, commonly referred to as 3G. Such 3G networks will significantly improve uplink and downlink speeds, thereby providing an enhanced user experience when viewing video, accessing the Internet or working with any large data files.

Our Products

Subscription Products

We have been providing financial and investment information to the investment community since 1989. In 1999, we began offering our services on a subscription fee basis to the general public for the first time through our website.

Our jagnotes.com website consists solely of a subscription-based service. We offer our subscribers two targeted products: The JAGNotes (Upgrade/Downgrade) Report, targeted primarily at institutional subscribers, and the Rumor Room, targeted primarily at retail individual customers. These two products are accessible only to paid subscribers. Subscriptions are offered to individuals at the rate of $9.95 per month, or $99.95 per year. We have offered free trial subscriptions at times in the past and may do so in the future.

JAGNotes (Upgrade/Downgrade) Report

The JAGNotes Report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Each morning we gather this information, then compile and release it in a concise, easy to read format before the markets open. We believe that this report gives early, convenient access to its subscribers of potentially market moving information that was traditionally not available in a convenient format when the market opens. We update this report from time to time during the trading day.

Our current strategy involves phasing out retail subscribers for the JAGNotes Report and refocusing on institutional customers and professional traders. We have always maintained our original JAGNotes fax-based service for a limited number of mostly institutional subscribers. Through this service, we provide our subscribers faxed copies of our daily JAGNotes Report, which is provided through installments as information is received every weekday morning before the stock market opens. We also allow our subscribers access to our website by providing them with a specified number of access codes. The price for this combined service is approximately $1,500 to $2,150 per year. The website contains substantially all of the information provided in the faxed reports, updates of such information and access to the Rumor Room.

We intend to continue providing our combined fax/Internet service primarily to institutional subscribers. We believe that some financial institutions are willing to pay a higher price for this combined service because they consider a faxed report to be a more user friendly means of receiving the information even if their employees have direct Internet access.

While we intend to focus efforts exclusively on offering the JAGNotes Report to institutional customers, we recognize that it remains of interest to some retail customers as well. However, to avoid the cost of accessing such individuals we expect to do so almost exclusively through strategic affiliations such as our current arrangement with Track Data, as described under “—Our Strategy—Increase Revenue by Expanding Our Subscriber Base and Product Distribution.”

Rumor Room

Because rumors can move equities, we have established the Rumor Room where we post rumors that have been heard on the street about various stocks. When we hear rumors, we post the information in the Rumor Room and indicate the date and time of the rumor. While we realize that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of our website at jagnotes.com, we believe that every trader and investor, both large and small, should have access to this information to determine its usefulness. The Rumor Room is available to our subscribers and updated whenever we receive relevant information.

Although targeted primarily at individual subscribers, the Rumor Room is also made available through our website to institutional investors as described above. As described below, if we can obtain funding and we can complete development of our Pixaya Mobile software product, which delivers on-demand video/audio clips and text messages to mobile phones, we intend to try to distribute the Rumor Room through mobile phones as well. We believe such a distribution channel might better access our target audience. There can be no assurance, however, that such development will be successfully completed or, if completed, that customers will embrace this new mode of distribution. For the time being, we have stopped further development of our Pixaya Mobile software product in light of our lack of liquidity.

Advertising

While we expect the primary source of our revenue to continue to be from subscriptions for our JAGNotes Report and the Rumor Room, we may supplement this with advertising revenue. Such revenues have, however, not been substantial to date. We do not expect such advertising revenues to become material until:

•	there is a major upturn from current levels in Internet banner advertising generally or we are able to offer advertisers various media advertising alternatives to banners; and

•	we are successful in increasing the number of unique visitors to our website.

Pixaya Products

SurvayaCam

In November 2004, we purchased certain development stage software products and related assets from TComm Limited, a company organized in the United Kingdom. At the time of acquisition, TComm Limited was in various stages of development of four software products. One product that we continued to develop is SurvayaCam (previously CCMTV), a mobile surveillance system that consists of software programs and related hardware intended to permit field personnel to send encrypted real-time video streams from the field to a central location (or multiple locations) where they can be viewed. The system can be used as a fixed-in-place or body worn surveillance system. In light of our current cash constraints and primary strategy to find a suitable merger candidate we have currently suspended marketing and further development of SurvayaCam. We have only made minimal sales of such product as part of our prior marketing and distribution efforts.

Pixaya Mobile and Other Pixaya Products

Due to our lack of funding, we have for the time being discontinued developing Pixaya Mobile (previously known as TComm TV), which delivers on-demand video/audio clips and text messages to various Java-based and Symbian-based mobile phones. We have also discontinued our support of the other products we acquired through our Pixaya acquisition. In addition, after the acquisition we first supported and then had to suspend development of a new mobile phone product named “SOS Guides,” which are mobile travel guides deliverable to users through their mobile phones.

Our Strategy

The success of our business depends on our ability to obtain the requisite financing and be able to:

●	pursue merger and other expansion opportunities;

●	expand our subscriber base and product distribution; and

●	curtail costs to correspond with our revenues.

We will require additional funds in order to implement our business strategy. Our strategy to increase our revenues by expanding our subscriber base and product distribution has not been effective to date, as our revenues have declined and leveled off below the cost of subscriber revenues. At our current usage rate of cash, the cash generated from our operations will not be sufficient to fund the liquidity requirements of our current business operations. While we have taken steps to curtail costs, we do not believe it is practicable to further curtail costs to the level that they will correspond with our revenues. Accordingly, we will need to raise additional funds through public or private financing, strategic relationships, mergers or other arrangements. We have not abandoned our revenue and cost strategies, but the primary focus of our strategy is the pursuit of merger and other expansion opportunities, such as the proposed merger with BlueCreek. See “—Pursue Merger and Other Expansion Opportunities.” We have used our limited available funds principally to support our attempts to find merger candidates and consummate a merger, with a modest amount also being used to support our JAGNotes Report and Rumor Room subscription service.

If we obtain the requisite financing through a merger or otherwise, we intend to try to reposition our two basic products so they are targeted more effectively at their respective markets: institutional customers (JAGNotes Report) and retail customers (the Rumor Room). In time, we hope that by refocusing our products on specific customer groups, we may become a more important information resource both for institutional customers, such as investors, brokers and investment advisers, and for individual retail customers.

Although we believe in these strategies, goals and targets, we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. Strategies that in the past we thought would be successful have not proven effective. In addition, we are dependent on having sufficient cash to carry out our strategies. Alternatively, we may have to continue to reduce services to a level that subscribers and other customers may not find valuable.

Pursue Merger and Other Expansion Opportunities.

This portion of our strategy represents our highest priority and we have looked at various possible acquisitions over the past four years. Over that period, we have increased our efforts to find a compatible merger candidate and have considered dividing our business to help make our business more attractive to potential investors.

In December of 2005, we entered into an agreement and plan of merger with Cryptometrics, Inc., a Delaware corporation (“Cryptometrics”), Cryptometrics Acquisition, Inc., a Delaware corporation and our wholly-owned subsidiary, Robert Barra and Michael Vitale. The agreement and plan of merger was subsequently amended thirteen times through April 14, 2008. On June 18, 2008, we received a letter from Cryptometrics dated June 17, 2008, stating that the automatic termination date of the agreement and plan of merger had expired and that Cryptometrics had decided not to extend the agreement and plan of merger any further. The letter further stated that the agreement and plan of merger had by its terms been terminated, and is void and of no force or effect.

On October 1, 2008, we entered into a non-binding letter of intent with respect to a merger opportunity with BlueCreek, a Colorado corporation engaged in the development, extraction and processing of coalbed methane. For a discussion of the proposed merger, see “—Proposed Merger with BlueCreek Energy.”

We are also pursuing the possibility, subject to available funding, of spinning off one of our two major services in order to maximize the chances of successfully developing both such services by focusing them on their respective target customer bases. We have considered a possible spin-off of either the Rumor Room, together with our related Pixaya Mobile software development business, or the JAGNotes Report. Any such spin-off might possibly be done in connection with a merger with another enterprise which may be in an unrelated line of business. We believe our two products might be better repositioned and developed as their own corporate entities which might also appeal to different investors. We are not currently considering any spin-off and have not entered into any term sheet in connection with any merger related to such a spin off.

Increase Revenue by Expanding Our Subscriber Base and Product Distribution

We do not believe we can pursue our strategy to increase revenue by expanding our subscriber base and product distribution unless we obtain additional financing to improve the content and distribution of our JAGNotes Report and Rumor Room products and to further develop our SurvayaCam product. We believe the institutional market for the JAGNotes Report offers an opportunity to achieve higher revenues at lower per unit cost than the retail market we have been pursuing. Accordingly, with respect to the JAGNotes Report, we plan to focus on servicing the institutional segment of our business. To assist us in this effort, if we have the requisite funding, we intend to investigate ways of using the Internet more effectively in distributing the JAGNotes Report to the institutional market and help those customers in turn redistribute the product to their professional employees. Also, in order to access individual professional traders without incurring excessive marketing costs, we intend to pursue strategic affiliations, partnerships, joint ventures or other relationships with strategic partners, such as our current strategic arrangements with Track Data, Comtex, Inc. and Acquire Media Corporation. As part of our strategic arrangements with these financial information providers, the JAGNotes Report is offered as part of their collection of subscriber services to the professional trading community. We have to date not been successful in adding additional strategic partners.

With respect to our Rumor Room product, we believe that developing technologies, such as broadband-based content delivery to mobile phones, may give us a better distribution channel which can make the individual customer market for the Rumor Room cost effective as well. In order to implement this strategy, we must also obtain the necessary funds to improve the content and distribution of the Rumor Room. If we are able to fund development of our Pixaya Mobile software product, it will explore the feasibility of using mobile phones as a new distribution channel for our Rumor Room product.

We previously attempted to market SurvayaCam through demonstrations and pilot program deployments. Some pilot programs involved us providing SurvayaCam software and hardware free of charge, while others involved the sale of SurvayaCam at a discount price. In addition, we previously attempted to develop a network of resellers who could function as the primary distribution channel for SurvayaCam. We had only made minimal sales of SurvayaCam as part of such distribution efforts before we suspended such efforts due to cash constraints. If we are able to fund the marketing and distribution of SurvayaCam in the future we will evaluate the feasibility of continued use of our pilot program and reseller distribution model, as well as examine other distribution channels such as licensing SurvayaCam on a “white label” basis to a single major reseller.

Curtail Costs

In 2000, we sold our webcasting business and discontinued our efforts to market our advertiser-based financial webcast product to reduce our cash flow requirements. In addition, we have discontinued all our paid commentators and all except two of our employees in order to save costs where we concluded that the cost was not justified by our subscribers’ interest and current revenue levels.

We are not aware of further costs which can be curtailed at this point without unduly adversely affecting our business. Many of our general and administrative costs are related to being a public company and these costs are difficult to reduce in light of the Sarbanes-Oxley legislation and its requirements. While we will continue to look for cost savings as well to explore ways to reduce cash expenditures, we do not believe it is possible as a practical matter to reduce costs on an accrual or cash basis to a level commensurate with our current or expected revenues.

Regulation

The securities industry is subject to extensive regulation under federal and state laws in the United States, and companies that provide financial advice to investors are generally required to register as investment advisers at either the federal or state level. We believe that our business consists of a publishing activity for which investment adviser registration and regulation do not apply under applicable federal or state law, and thus we are not registered as an investment adviser with either the Securities and Exchange Commission (the “SEC”) or any of the various states. The regulatory environment in which it operates is subject to change, however, and we could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future.

We are also subject to a number of domestic and international laws and regulation that affect companies conducting business on the Internet. The application of these laws and regulations in many instances is unclear or unsettled. A number of U.S. federal laws, including those referenced below, impact our business. The United States Congress has passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, liability for third-party activities and jurisdiction. Specifically, with respect to one aspect of copyright law, the United States Congress enacted the Digital Millennium Copyright Act (“DMCA”). The DMCA is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe the copyrights of others. The United States Congress also enacted the Communications Decency Act (“CDA”). Portions of the CDA are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Our failure to comply with any statutory requirements of these acts could result in greater liability. Additionally, any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.

In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Additionally, federal, state, local and foreign governmental organizations from time to time consider other legislative and regulatory proposals that would regulate the Internet. We may be subject to any such new laws or regulations that are directly applicable to our domestic and international activities. The distribution of content to mobile phones is also regulated.

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

Our business competes to a different degree with the following information sources, many of which provide their information without charge:

●	Online financial news and information providers, such as Yahoo Finance, Marketwatch, TheStreet.com, Forbes.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com;

●	Internet portals and search engines such as Google, AOL, MSN and Yahoo;

●	Traditional media sources such as The Wall Street Journal, Investor’s Business Daily, The Financial Times, Barrons, CNN/Money, and MSN Money/CNBC, all of which also have an Internet presence;

●	Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and

●	Online brokerage firms such as TD Ameritrade, E*Trade Financial, Charles Schwab and Fidelity.

Because there is not a readily defined market in which we compete, we cannot predict which information source or sources will be our primary competition in the future. However, we expect competition from each of the above information sources to intensify and increase in the future. Most of our current and potential competitors have greater name recognition, larger financial, technical and marketing resources, and more extensive customer bases than we do, all of which could be leveraged to gain market share to our detriment. Such advantages have permitted our competitors to enter new sectors such as distribution through mobile phones, more easily than we have been able.

It is not difficult for new competitors to enter the market. Many blogs now provide financial information at no cost. Much of the information we provide is publicly available and it does not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering our markets. Our current and future competitors may develop or offer services that have significant price, content, creative or other advantages over the services we provide.

In order for us to successfully compete, we will need to reliably provide valuable services to a greater number of institutional and other subscribers who are willing to pay fees sufficient to support such services. We believe that over time, if we can obtain sufficient funding, a successful implementation of our business strategy will allow us to compete successfully as a focused provider of timely investment information to institutional and retail customers.

Intellectual Property

We are the owner of several trademarks, including “JAGNOTES,” “AHEAD OF THE MONEY” and “STREETSIDE,” but consider only the “JAGNOTES” trademark to be material to our business.

Website Technical Information

We lease one web server, which is the computer system on which all of the content for our jagnotes.com website is maintained and through which we operate our jagnotes.com website. Our U.S. server is maintained by Woodbourne Solutions and is located at their facility in Germantown, Maryland.

Our Pixaya website at www.pixaya.com is hosted by InnoTech. InnoTech has offices located in southern California and Raleigh, North Carolina. Our Internet data center is located in Orange County, California.

Employees

As of July 31, 2008, we had two employees, Messrs. Mazzarisi and Schoepfer, our Chief Executive Officer and Chief Financial Officer, both of whom have employment agreements with the Company.

Proposed Merger with BlueCreek Energy

On October 1, 2008, we entered into a non-binding letter of intent with respect to a merger opportunity with BlueCreek, e2Business Services (“e2Business”), a majority shareholder of BlueCreek, and Y.A. Global Investments, L.P. (“YA Global”). BlueCreek is a Colorado corporation engaged in the development, extraction and processing of coalbed methane natural gas currently operating within the Rocky Mountains region of the United States. YA Global, in addition to being the provider of much of our financing since 2002, is a senior secured lender to BlueCreek and has agreed to restructure its two convertible debentures and warrant with BlueCreek at the closing of the merger by reducing the interest rates, amending the conversion terms of the debentures, deferring certain principal payments, converting $2,000,000 of principal into equity of BlueCreek in the form of a warrant, and agreeing to remove certain registration rights it had with respect to the shares underlying the convertible debentures and the warrants.

Pursuant to the letter of intent, we would enter into a merger agreement with BlueCreek and e2Business under which BlueCreek would become our wholly owned subsidiary. In consideration of the merger, the shareholders of BlueCreek would acquire 339,402,576 shares of our common stock, representing upon issuance 82% of our outstanding common stock on a fully diluted basis, in exchange for all of the issued and outstanding capital stock of BlueCreek. In addition to shares of our common stock to be received by the shareholders of BlueCreek at the closing of the merger, the shareholders of BlueCreek may also receive up to an additional 200,000,000 shares of our common stock if BlueCreek achieves certain post-closing milestones. The shares of our common stock to be issued to the shareholders of BlueCreek would not be registered for sale with the SEC and would, therefore, be subject to the resale restrictions of Rule 144. Our existing public shareholders will experience significant dilution from the issuance of these shares to the shareholders of BlueCreek.

Upon closing of the merger, our current directors and executive officers would resign as directors and executive officers of JAG Media Holdings, Inc and our subsidiaries. Our Board of Directors and management would be replaced with designees of BlueCreek.

In connection with the proposed merger, the BlueCreek shareholders who immediately prior to the closing own more than 15% of the outstanding BlueCreek stock (other than YA Global, if applicable) will agree not to sell the shares of our common stock issued in the merger for a period of twelve months from the closing; provided, however, that prior to the expiration of such period and subject to the resale restrictions of Rule 144, each of such shareholders may sell not more than:

●
50% of the shares that it would be permitted to sell pursuant to Rule 144, during any 3-month period following the expiration of the 6-month Rule 144 holding period, if the post-merger company does not have its shares listed on the American Stock Exchange or the NASDAQ Capital Market at the time of such sales; or

●
75% of the shares that it would be permitted to sell pursuant to Rule 144, during any 3-month period following the expiration of the 6-month Rule 144 holding period, if the post-merger company does have its shares listed on the American Stock Exchange or the NASDAQ Capital Market at the time of such sales and has not received notice that it is not in compliance with any exchange listing requirements.

The closing of the merger would be conditioned upon (i) each party completing a due diligence review, the results of which are satisfactory in all respects to each party, (ii) ourselves and BlueCreek obtaining all appropriate and necessary corporate and shareholder approvals for the transaction, and (iii) the entering into of definitive agreements among the parties, including, without limitation, a mutually acceptable definitive merger agreement between BlueCreek and ourselves and debt restructuring agreement with YA Global. Except for certain specified provisions, the letter of intent is non-binding. There is no assurance that the definitive documentation called for in the letter of intent will ever be executed, or if executed, that the proposed merger between ourselves and BlueCreek will be consummated. Further, to the extent that definitive agreements are reached, no assurances can be given that any such agreements will be entered into consistent with the current expectations of us and BlueCreek, as contemplated by the terms of the letter of intent.

Financing Arrangements

Equity Line of Credit with YA Global

Until May of 2006, we had a $10 million equity line of credit with YA Global (f/k/a Cornell Capital Partners, L.P.) pursuant to an Equity Line Purchase Agreement, entered into in April of 2002 and amended in July of 2004, which superseded our original equity line purchase agreement with YA Global from August of 2001. Pursuant to our equity line of credit we were able to sell our shares of common stock to YA Global from time to time to fund general working capital, including funds which might be required by virtue of our strategic plans. Effective May 25, 2006, as a condition of a new financing from YA Global, we terminated the Equity Line Purchase Agreement, which had been scheduled to expire on August 28, 2006. See “—Secured Convertible Debentures.” As of its termination, $4,035,000 of our equity line had been utilized.

$2,000,000 Promissory Note

On February 2, 2005 we borrowed $2,000,000 from YA Global evidenced by a promissory note dated as of January 25, 2005, the repayment of which was subsequently extended on August 5, 2005 (the “Promissory Note”). We paid YA Global a fee of $100,000 in connection with this transaction, as well as a $5,000 documentation fee. We used the proceeds of the loan for working capital and general corporate purposes. Under the terms of the Promissory Note, the face amount of the Promissory Note and interest at a rate of 12% per annum on outstanding principal was payable from time to time either (i) out of the net proceeds to be received upon delivery of put notices under our equity line of credit or (ii) in full within 753 calendar days of January 25, 2005, regardless of the availability of proceeds under our equity line of credit, unless an extension was mutually agreed to in writing. Pursuant to the Promissory Note, we deposited in escrow 35 put notices under our equity line of credit in an amount of $60,000 each and one put notice in an amount of $181,017. None of these put notices were ever released from escrow and they were all returned to us for cancellation. As permitted by the terms of the Promissory Note, we opted to make three interest payments to YA Global, each in the amount of $20,000, paid in a single lump sum of $60,000 on August 5, 2005. We refinanced the outstanding principal amount of the Promissory Note in May of 2006.

Secured Convertible Debentures

On May 25, 2006, pursuant to a letter agreement with YA Global, we refinanced the Promissory Note. Under the terms of the refinancing YA Global received 1,250,000 shares of our common stock as consideration for $250,000 of the outstanding principal amount of the Promissory Note and a $1,900,000 10% secured convertible debenture with a maturity of three years in consideration of the remaining $1,750,000 of the outstanding principal amount of the Promissory Note and $150,000 in accrued and unpaid interest. We also issued two additional 10% secured convertible debentures in the aggregate principal amount of $2,250,000 to YA Global, each with a maturity of three years. We paid YA Global a commitment fee equal to 10% of the disbursements of $2,250,000 at closing, as well as a $15,000 structuring fee and their counsel’s fee of $15,000.

In connection with the two additional secured convertible debentures, we entered into security agreements with YA Global, which provided that the secured convertible debentures would remain secured by our assets until a registration statement covering the shares into which such secured convertible debentures are convertible has been effective for 60 days. These security agreements were terminated as of January 31, 2008 in connection with the conversion of the remaining principal and accrued interest on the debentures.

YA Global had the right to convert the secured convertible debentures, in whole or in part and at its sole option, into shares of our common stock at a conversion price that is the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg L.P., of shares of our common stock during the 30 trading days prior to the conversion date. Pursuant to the debentures, YA Global was restricted from converting the debentures into an amount of shares of our common stock that would result in it owning in excess of 9.99% of the then total outstanding shares of our common stock, unless YA Global chooses to waive such restriction, which waiver would be subject to a 65-day notice period.

As of January 31, 2008, YA Global has converted the entire principal and accrued interest of the secured convertible debentures and the debentures are no longer outstanding. See “Item. 5—Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Securities—Recent Sales of Unregistered Securities.”

Warrants

In connection with the issuance of the secured convertible debentures, we issued to YA Global five warrants to purchase 12,000,000 shares of our common stock, as follows: (i) warrant No. CCP-1 exercisable for 2,000,000 shares, at an exercise price of $0.40 per share; (ii) warrant No. CCP-2 exercisable for 2,000,000 shares at an exercise price of $0.50 per share; (iii) warrant No. CCP-3 exercisable for 2,000,000 shares at an exercise price of $0.60 per share; (iv) warrant No. CCP-4 exercisable for 3,000,000 shares at an exercise price of $0.70 per share; and (v) warrant No. CCP-5 exercisable for 3,000,000 shares at an exercise price of $0.80 per share. Warrant No. CCP-1 was exercised by YA Global in its entirety for an aggregate exercise price of $800,000. Warrant No. CCP-4 was amended on September 30, 2008 to reduce the exercise price to $0.20 per share, and in connection with such amendment, YA Global partially exercised the warrant with respect to 1,750,000 shares of common stock for an aggregate exercise price of $350,000. All four remaining warrants expire in May 2011.

The exercise price and number of shares issuable pursuant to each of the warrants are also subject to adjustment in certain circumstances. In the event that we issue or sell any common stock, or are deemed to have issued or sold common stock through issuing stock options or convertible securities at or representing a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale, then immediately after the issuance or sale, the exercise price of the warrants then in effect will be reduced to an amount equal to the price at which the common stock was, or was deemed to be, sold or issued. No such adjustment shall be made as a result of issuances of shares under our 1999 Long-Term Incentive Plan. Upon each adjustment to the exercise price of the warrants, the number of shares issuable upon exercise of the warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of common stock issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. The exercise price and the number of shares issuable pursuant to each of the warrants are also subject to adjustment in connection with certain corporate transactions.

YA Global may not exercise the warrants that would result in it owning in excess of 9.99% of the then total outstanding shares of our common stock, unless YA Global chooses to waive such restriction, which waiver would be subject to a 65-day notice period.

Increase in Authorized Shares

At the 2006 Annual Stockholders Meeting held on April 26, 2006, our stockholders voted to increase the authorized shares of our common stock from 250,000,000 to 500,000,000.

Facilities

See “Item 2.—Properties.”

Legal Proceedings

See “Item 3.—Legal Proceedings.”

Where You Can Find More Information About Us

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read and copy any of this information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available from the SEC’s website at http://www.sec.gov. We will also gladly send any filing to you upon your written request to Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, at 6865 SW 18th Street, Suite B-13, Boca Raton, Florida 33433.

ITEM 1A. RISK FACTORS

An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you decide to invest in our company. If any of the following risks occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline, and our stockholders could lose all or part of their investment in our common stock.

Risks Related to Our Business

We have had a history of losses, anticipate losses for the foreseeable future and may never achieve profitability.

As of July 31, 2008, we had an accumulated deficit of $63.3 million and we may never achieve profitability. We will continue to incur significant losses for the foreseeable future and cannot assure you that our revenue will grow in the future or that additional financing will be made available to us. As a result, we believe that there is substantial doubt about our ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our consolidated financial statements included in this Annual Report. We have made, and will need to continue to make, very significant expenditures well before our revenues increase sufficiently to cover our deficit. We are unable to estimate when, if ever, our revenues will increase sufficiently to cover our costs as our subscription revenues are materially below our costs. We require additional funding and if we do not obtain it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause our stockholders to lose part of or all their investment in our common stock.

We will require additional funds to meet our cash operating expenses and achieve our current business strategy.

We will require additional capital to meet our current operating expenses as well as any non-recurring costs or liabilities and to achieve our current business strategy. As a condition of our financing in May 2006, we were required to cancel our existing equity line purchase agreement and do not have access to our historical source of liquidity. Other than capital received from the exercise of our outstanding warrants, the only foreseeable source of additional capital necessary to sustain our operations as well as refocus our business and search for appropriate merger candidates is through the sale of equity, including in the context of a merger. Without access to the readily available mechanism of an equity line, it will be more difficult and time consuming for us to arrange private placements or other sales of our common stock. If we are unable to raise money by selling our common stock through private placements or otherwise, we will be unable to meet our cash needs and we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause our stockholders to lose all or part of their investment in our common stock. Even if we are able to raise additional capital, it may be on terms that are materially adverse to our stockholders’ interests with respect to dilution of our book value, dividend preferences, liquidation preferences, or other terms.

We may not be able to find or consummate a suitable merger or acquisition.

Our primary business strategy is the consummation of a successful merger or acquisition and we are actively looking for merger or acquisition candidates that would be beneficial to us. Over the past years, we have entered into negotiations with several companies and recently entered into a non-binding letter of intent with respect to a merger opportunity with BlueCreek, a Colorado corporation engaged in the development, extraction and processing of coalbed methane. This merger may not be successfully concluded and we may not be able to find or consummate another suitable merger or acquisition. Recently, our agreement and plan of merger with Cryptometrics expired and Cryptometrics notified us that they did not wish to extend the agreement and plan of merger. Our business will be adversely affected if we are unable to find a suitable merger or acquisition candidate and complete a business combination and even if we are able to complete a merger or acquisition, the resulting business may result in losses or not prove viable.

We may be effectively acquired and managed by a business with no experience in our sector.

In order to expand our business substantially, we may have to merge with a company in a different line of business than our current activities and in doing so may issue many more of our shares than are now outstanding to the stockholders of the other business. The proposed transaction with BlueCreek is proposed to be structured in this manner. In addition to greatly diluting our current stockholders’ interest in us, the company with which we would merge would have control over our business. A company such as BlueCreek, whose primary business is a natural gas company, would have no expertise in our area of operations permitting it to effectively manage our current business. As a result of the proposed merger with BlueCreek or any similar merger, current or new management may not be able to effectively manage the newly combined business or the business of the other company. If current or new management is unable to operate the new combined businesses at a profit or if we incur substantial costs in merging the businesses, it could materially and adversely affect our business, results of operation and financial condition and could cause our stockholders to lose part or all of their investment in our common stock.

We have not been successful in sufficiently reducing our cost of revenues and may continue to be unsuccessful.

Our costs continue to exceed our revenues, even though we believe we have reduced our costs as much as practically possible. At the same time, our revenues remain low. If this trend continues, we may be unable to meet our cash needs and we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause our stockholders to lose part or all of their investment in our common stock.

We may not be able to stop contraction of our subscriber revenues and attract sufficient institutional customers.

Our subscriber base has been shrinking and we have determined that we cannot expand our retail subscriber base for our traditional product, the JAGNotes Report. We believe that we must refocus our subscriber base on institutional customers to be successful, but do not have the funding to do so. Our subscription revenues have leveled off at a level which cannot support our operating costs. During the year ended July 31, 2008, revenues were approximately $177,065, and consisted entirely of revenues from subscriptions.

Our efforts to refocus our key subscriber base have been ineffective and historically Internet users have only been attracted to subscription websites in limited areas. Our competitors may be more successful than us in attracting customers, or the number of institutional and other professional users seeking or willing to pay for financial information of the kind we provide may not increase or may even decrease. Any of these would adversely affect our revenues. Because there is currently limited potential for Internet banner advertising revenues, if we cannot reverse the current shrinkage of our subscriber base or refocus such base, we will have little, if any, financial success.

We have been forced to discontinue our commentators and the free portion of our website, which may cause us to lose subscribers.

In order to attempt to reduce costs, we have been forced to discontinue all of our commentators as well as the entire free portion of our website. Accordingly, we run the risk that existing and potential subscribers may not find our website valuable and our revenues may decline. Moreover, many of our competitors offer financial information for free and are likely to continue to do so, perhaps at an increasing rate. Our current and potential subscribers may be unwilling to pay for our service if they feel they can receive comparable information for free.

We have been forced to reduce the number of our employees to two, which may affect the quality of our remaining products and cause us to lose subscribers.

In order to attempt to reduce costs, we have has been forced to reduce the number of our employees to two. In November 2005, we did not renew employment agreements with three of our employees. Additionally, one of our employees resigned in January 2006 and three more resigned in April 2007. We do not intend to replace any of the foregoing employees. With a limited staff, the quality of our remaining products—JAGNotes Report and the Rumor Room, as well as our principal remaining Pixaya product, SurvayaCam—may be adversely affected. In such a case, our existing and potential subscribers may not find our website valuable and the development of our SurvayaCam product may be further delayed or have fewer features, which may result in a decline in revenues and potential revenues may be delayed or never realized.

We may not be successful in our attempt to refocus our business strategy of targeting institutional investors for our JAGNotes Report.

Our efforts to include individual retail subscribers as part of our strategy to increase sales of our flagship product, the JAGNotes Report, have been unsuccessful, and we have therefore decided to refocus our strategy on offering subscriptions solely to institutional investors and professional traders. Due to the uncertain nature of this undertaking and our lack of funding, this shift in business strategy may not be executed, or if executed, may not be successful, and we may not realize any benefit from it.

We may not be successful at building brand awareness or building strategic relationships.

Our growth and success depends in part on our ability to build awareness of the JAG Media name. We changed our name to JAG Media in April 2002 after operating for almost three years under the name JagNotes.com. The JAG Media name has only limited recognition within the financial community and little if any recognition among the general public. We do not currently allocate any of our working capital to marketing and advertising the JAG Media name but rather rely solely upon strategic alliances to increase our name recognition. Our ability to refocus our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase our name recognition.

We may experience difficulties in developing new and enhanced services and products.

We believe that our website will be more attractive to subscribers if we introduce additional or enhanced services in the future in order to retain our current users and attract new users. Our first attempt to introduce streaming audio and video was not financially successful and the business was sold. We are considering various new enhanced services for our website, as well as new products for our Pixaya business unit, but adequate financing is not currently available.

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

If we introduce enhanced service on our website that is not favorably received, our current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

Our failure to respond to rapid changes in technology and its applications and intense competition in the mobile services industry could make our services obsolete.

If and when funds become available, our Pixaya business unit hopes to again develop software for the mobile phone and wireless environment. The mobile and wireless services industries are subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology and find new applications of existing technology in our Pixaya business unit for which we currently have no available funds. In addition, our response may be hindered if we require, but cannot secure, rights to essential third party intellectual property. We compete against numerous companies offering alternative products and services to ours, most of which have much greater financial, marketing and technical resources to utilize in pursuing technological development.

We may not successfully attract or manage our strategic alliances.

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

We may have to defend against intellectual property infringement claims and libel and defamation claims, which may cause significant operations expenditures.

Third parties may assert claims against us that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. Parties could also bring libel, defamation or similar claims based on the content published on our websites. Any such claims, whether meritorious or not, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

Failure to maintain our reputation as a trustworthy provider of financial news may reduce the number of our users, which would harm our business.

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

We depend on our key employees’ contacts within the professional financial community for certain information that we provide to our subscribers. Accordingly, our success will be largely dependent on our ability to retain Mr. Thomas J. Mazzarisi, our Chairman, Chief Executive Officer and General Counsel, and Mr. Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary. We may also need to attract and retain additional qualified officers, software developers and other key personnel in the future in order to successfully manage our new strategy. We may not be able to attract or retain the requisite personnel or have the requisite funding to hire them. If we lose the services of any of our key personnel or are unable to attract, hire, train and retain qualified officers, software developers and other key personnel, our business, and our stockholders’ investment in us could be adversely affected.

Certain terms of the employment agreement of our executive officers could discourage a potential takeover by a third party.

Pursuant to the amended and restated employment agreements of Messrs. Mazzarisi and Schoepfer, each executive may resign upon a change-in-control. A “change in control” shall be deemed to have occurred if, among other things, there is an acquisition of 30% or more of our then outstanding shares of common stock. If such executive opts to resign from his position, he shall be entitled to receive (i) continued medical and life insurance coverage for a severance period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term, (ii) a lump sum cash payment equal to the executive’s highest rate of annual salary in effect during the term multiplied by the severance period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive’s then current salary rate and (iv) accelerated vesting of all of the executive’s outstanding stock options. Furthermore, immediately prior to a change-in-control, each of Messrs. Mazzarisi and Schoepfer shall also be granted an option to acquire 1,000,000 shares of our common stock at an exercise price equal to the fair market value of the stock prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Any or all of these provisions may have the effect of preventing or discouraging an attempt by a party to take over or otherwise gain control of us or reduce the price which such a party is willing to pay for us.

We face difficulties concerning availability of our sources of information for our products.

Our JAGNotes Report and Rumor Room products rely on information from independent third party sources. We do maintain written agreements with these sources to provide this information, so we cannot guarantee that any of these sources will continue to provide the information necessary to maintain our products. If information from these sources is altered, curtailed or discontinued this could adversely affect the quality or even the viability of these products, which could decrease the demand for our website and adversely impact our revenues.

We may become party to legal proceedings relating to the dissemination of rumors and other information of questionable reliability.

Information posted in the Rumor Room consists of rumors and other information received from third party sources that may have no reasonable factual basis. We realize that rumors are inherently unreliable, and provide a cautionary note on this portion of our site reminding subscribers that cyberfraud is prevalent and that rumors should not be relied upon when making investment decisions. There can be no assurance that we will be able to prevent the unlawful posting of misleading, defamatory, fraudulent or intentionally erroneous information or material that infringes on the intellectual property rights of others, and the law relating to its potential liability relating to such activity is currently unsettled. The potential imposition of liability for unlawful activities of subscribers to our site could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or to discontinue certain service offerings. In addition, it is possible that we could become subject to various legal proceedings alleging, among other things, that we have intentionally disseminated or have aided and abetted others in intentionally disseminating false or defamatory information or material that infringes on the intellectual property rights of others. These claims, even without merit, could cause us to expend significant financial and managerial resources, which could adversely affect our business operations.

Future government regulation of the Internet may add to our operating costs.

Like many businesses engaging in Internet-related activities, we may face unanticipated operating costs because of the current uncertainty surrounding potential laws and government regulation applicable to the Internet and e-commerce. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, defamation, libel, access charges, content and quality of products and services, advertising, intellectual property rights and information security. For example, if the government determines that our website and the types of activities engaged in by visitors and/or subscribers to our website should be subject to new or existing rules or regulations, our business model may be adversely affected and our operating costs may increase. In addition, as an Internet company it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction. Even if we were able to ascertain correctly in which jurisdictions we conduct business, many of these jurisdictions have yet to determine the application of their existing laws to Internet-related activities or develop laws that apply to such activities.

We could be deemed to be an investment advisor subject to federal or state regulatory oversight.

Companies and individuals that provide financial advice to investors in the United States are generally required to register as an investment adviser at either the federal or state level, and are subject to extensive regulation. We believe that our business consists of a publishing activity for which investment adviser registration and regulation do not apply under applicable federal or state law, and do not believe that we are required to register as an investment adviser with either the SEC or any of the various states. The regulatory environment in which we operate is subject to change, however, and we could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future. Such registration could adversely affect our method of operation and revenues. For example, if we were ever deemed to be in non-compliance with applicable investment adviser regulations, we could be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders or other adverse consequences.

Risks Related to Our Industry

Our business is currently dependant on the continued public interest in investing in the stock market.

The volatility of the stock market in the 1990s generated unprecedented public interest in the stock market and trading. Our success depends upon the continued maintenance or growth of this interest. The subsequent downturn in the stock market may have been in part responsible for an overall decrease in subscription revenues since the end of the second fiscal quarter of 2001. Even after the market had recovered to some extent, our revenues generally continued to decline. A number of factors that are out of our control, such as the recent turmoil in global stock markets, that could lead to a stagnant or depressed stock market that would likely decrease the public’s interest in stock trading and financial information. If this were to happen, it is likely that we would lose a significant percentage of our then current and potential subscriber base.

Our common stock—and technology and Internet stocks generally—have been and may continue to be volatile.

The market for our stock has been and is likely to continue to be highly volatile and subject to wide price and volume fluctuations. These variations are the result of many factors, most of which are beyond our control. Furthermore, Internet and technology related stocks generally have been subject to wide fluctuations in price and volume that often appear to be unrelated to the operating results of these companies. The burst of the dot-com bubble and continued volatility of the stock market has made it difficult for many dot-com companies to raise funds, and a number of such companies have gone bankrupt. Such volatility can present risks for investors. Moreover, such volatility often leads to securities litigation brought by investors who are seeking to recoup losses resulting from rapid and significant drops in price and/or volume. While we are not aware of any pending or threatened suit or basis therefore, such suits are costly and we could be adversely affected if such a suit were brought against us.

Most of our current and potential competitors have greater name recognition, financial, technical and marketing resources, as well as more extensive customer bases and industry relationships than we do, all of which could be leveraged to gain market share to our detriment.

Our website’s primary current competitors provide financial news, commentary and analysis on the Internet such as Yahoo Finance, Marketwatch, TheStreet.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com. Providing financial information and analysis over the Internet is an intensely competitive business. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and we continue to face competition from traditional news and information sources including television and print. We expect competition from both sources to intensify and increase in the future. Many of our competitors have substantially greater financial and other resources than we do.

We are an intensely competitive business with low barriers to entry.

The barriers to entry into our business are relatively low—i.e., it is not difficult for new competitors to enter the market. Many blogs now provide financial information at no cost. Much of the information we provide to subscribers is available and we do not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering our markets. Our current and future competitors may develop or offer services that have significant price, substantive, creative or other advantages over the services we provide. If they do so and we are unable to respond satisfactorily, our business and financial condition will likely be adversely affected.

We may not be able to adequately protect ourselves against security risks.

All Internet businesses are subject to electronic and computer security risks. We have taken steps to protect ourselves from unauthorized access to our systems and use of our site, but we cannot guarantee that these measures will be effective. If our security measures are ineffective, unauthorized parties could alter, misappropriate, or otherwise disrupt our service or information. If such unauthorized parties were able to access certain of our, or our customers’ proprietary information, including subscribers’ credit card numbers and personal information, we would face significant unexpected costs and a risk of material loss, either of which could adversely affect our business.

Risks Related to Our Capital Structure

Our shareholders may experience significant dilution from the exercise of warrants to purchase shares of our common stock.

In June 2006, we issued warrants to purchase 12,000,000 shares of our common stock to YA Global. The exercise price of such warrants is as follows: $.40 per share for 2,000,000 shares, $.50 per share for 2,000,000 shares, $.60 per share for 2,000,000 shares, $.70 per share for 3,000,000 shares (subsequently reduced to $.20 per share), and $.80 per share for 3,000,000 shares. To date, we have issued 3,750,000 shares of our common stock upon the exercise of these warrants. The remaining warrants expire in May 2011. The specified exercise price of each warrant can be further reduced by adjustments upon the occurrence of various corporate transactions, including any issuance of shares of our common stock for a price less than the relevant warrant price, in which event such lower issue price shall become the new warrant exercise price and the number of shares issuable upon exercise of the warrant shall be proportionately increased.

Accordingly, you may experience substantial dilution upon exercise of the warrants because of the adjustment features of the exercise price of the warrants and the number of shares of our common stock purchasable on exercise of the warrants. In addition, you may experience substantial dilution if the price of shares of our common stock increases to a level greater than the adjusted exercise prices.

Future issuances of our common stock could dilute current stockholder or adversely affect the market for our common stock.

Future issuances of our common stock, including an issuance of common stock in connection with our proposed merger with BlueCreek, could be at values substantially below the price paid by the current holders of common stock. In addition, common stock could be issued to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Sales of substantial amounts of our common stock in the public market, or even just the prospect of such sales, could depress the prevailing market price of our common stock and our ability to raise equity capital in the future.

We have limited cash resources, which limits our ability to defend against legal claims.

As of July 31, 2008, we had approximately $275,168 in cash. Such low levels of cash restrict our ability to operate and expose us to claims and lawsuits whatever the merits of such claims may be. If a claim or lawsuit is pursued against us and we do not have adequate cash at the time to defend against it, we may be forced to restructure, file for bankruptcy or cease operations, any of which could cause our stockholders to lose all or part of their investment in our common stock.

The market for our common stock is limited.

Our common stock is traded on the Pink Sheets. Trading activity in our stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the Pink Sheets.

The resale by YA Global of its shares of our common stock may lower the market price of our common stock.

The resale by YA Global of shares of our common stock that it receives from us in exercise of the warrants will increase the number of publicly traded shares of our stock, which could lower the market price of our common stock. Moreover, the shares that we issue to YA Global, or other holders will be available for immediate resale, subject to the resale restrictions of Rule 144 of the Securities Act. There are no contractual restrictions on the ability of YA Global to offer shares issued to it pursuant to our warrants, other than the limitation that YA Global cannot beneficially own more than 9.99% of our then outstanding shares of common stock. If YA Global continues to resell such shares, the market price for our shares could decrease significantly. In addition, the mere prospect of such transactions could lower the market price for our common stock.

Because our common stock currently trades below $5.00 per share and is quoted on the Pink Sheets, our common stock is considered by the SEC to be a “penny stock,” which adversely affects our liquidity.

Our common stock does not currently qualify for listing on any national securities exchange, and we do not anticipate that it will qualify for such a listing in the foreseeable future in the absence of a significant merger or acquisition. If our common stock continues to be quoted on the Pink Sheets or Nasdaq OTC Bulletin Board, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be large price fluctuations.

Our amended charter contains provisions that may discourage an unaffiliated party to take us over.

On April 26, 2006, we increased our authorized common stock by 250 million additional shares of stock. Without further stockholder action, our Board of Directors could authorize the issuance of about 400,000,000 shares of common stock as well as preferred stock with special voting rights by class or with more than one vote per share, to a “white knight” in order to deter a potential buyer. This might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of our Board of Directors to take over or otherwise gain control of us.

Our stockholders ownership of our common stock may be in doubt due to possible naked shorting of our common stock.

Our Board of Directors believes, but cannot confirm, that speculators may have engaged in a practice commonly known as a “naked short” sale of our common stock, which means that certain brokers may be permitting their short selling customers to sell shares of our common stock that their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. We have from time to time been included by Nasdaq on the Regulation SHO Threshold Security List which is indicative of a significant amount of naked shorting in the stock. Because naked shorting may result in an artificial depression of our stock price, our stockholders could lose all or part of their investment in our common stock. As a result of this naked short selling, there may be a substantial number of purchasers who believe they are our stockholders, but who in fact would not be stockholders since their brokers may never have received any shares of our common stock for their account. In addition, investors who believe they are our stockholders may not have received a stock dividend to which they are entitled or may have been deprived of the right to vote some or all of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative headquarters are currently located at 6865 SW 18th Street, Suite B-13, in Boca Raton, Florida 33433. We rent this space at a cost of $1,470 per month. The lease for this space expires in June 2009. The servers for our websites are housed at separate locations as described above. See “Item 1. Business—Website Technical Information.” We believe that our facilities are adequate for our current needs and that, if our lease is not renewed on commercially reasonable terms, we will be able to locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

On June 20, 2002, we, along with our then President and Chief Executive Officer, Gary Valinoti, filed a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell our stock. The original lawsuit was subsequently amended on June 24, 2002 and was removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in the United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action proceeded in the federal district court. On October 1, 2003, the Court denied various motions to dismiss made on behalf of the defendants. However, in its ruling, the Court indicated that all motions to dismiss could have been granted in light of the defective pleadings made by plaintiffs and allowed plaintiffs 20 days to file an amended complaint to comply with certain pleading requirements of the Court. Plaintiffs filed an amended complaint within the required period. Discovery was stayed while the motions to dismiss were pending.

After plaintiffs filed their third amended complaint, 78 out of the total of approximately 150 defendants again filed a motion to dismiss the lawsuit. On September 6, 2004, the Court entered an order granting the moving defendants’ motion to dismiss the lawsuit, again citing various deficiencies in the pleadings. The Court did not grant the plaintiffs leave to replead.

The plaintiffs and the moving defendants have since stipulated to the entry of a final judgment dismissing the third amended complaint against the moving defendants with prejudice. Under this stipulation, the parties agreed on entry of final judgment to (a) waive their right to attorneys’ fees or seek sanctions and bear their own costs and (b) not appeal the judgment.

On December 3, 2004, we announced that our original counsel had assigned our legal retainer agreement in connection with the lawsuit to a legal consortium consisting of various law firms and other consultants throughout the country, which includes our original counsel. In light of our current strategy of pursuing merger opportunities, we are not currently planning to recommence litigation with respect to this matter. We have, however, met with our new attorneys and continue to evaluate the option of litigation against certain defendants and possibly other parties in light of the court’s order should our strategic priorities change.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

For the period covered below, our common stock (other than our class B common stock) is traded on the over-the-counter market on the Pink Sheets under the symbol JAGH. The following table based on Bloomberg L.P. reflects quarterly high and low bid prices of our common stock from August 1, 2006 through July 31, 2008. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2007	($)	($)
First Quarter, ending October 31, 2006	0.30	0.05
Second Quarter, ending January 31, 2007	0.45	0.12
Third Quarter, ending April 30, 2007	0.60	0.30
Fourth Quarter, ending July 31, 2007	1.45	0.44

Fiscal Year 2008
First Quarter, ending October 31, 2007	1.10	0.59
Second Quarter, ending January 31, 2008	1.07	0.66
Third Quarter, ending April 30, 2008	0.98	0.68
Fourth Quarter, ending July 31, 2008	0.79	0.17

On October 31, 2008, the closing bid price for our common stock was $0.38. A public trading market for our Series 2 and Series 3 Class B common stock has never developed.

As of October 31, 2008, there were 63,503,004 shares of our common stock outstanding with 1,223 stockholders of record, 380,931 shares of our Series 2 Class B common stock outstanding with 2,667 stockholders of record, and 21,500 shares of our Series 3 Class B common stock outstanding with 2 stockholders of record. The number of shares of our common stock outstanding includes several classes of stock the shares of which were converted into the right to receive shares of our common stock upon surrender thereof in our recapitalizations in 2002 and 2004. As of October 31, 2008, there were 180,728 Series 1 Class B common shares with 799 holders of record, 1,085,481 Class A common shares with 521 holders of record, and 123,277 original JagNotes.com Inc. common shares with 35 holders of record, that remain unsurrendered.

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

On May 25, 2006 we issued 1,250,000 shares of our common stock to YA Global as repayment for $250,000 of the outstanding principal amount of the Promissory Note and a $1,900,000 10% secured convertible debenture with a maturity of three years in consideration of the remaining $1,750,000 of the outstanding principal amount of the Promissory Note and $150,000 in accrued and unpaid interest. This issuance was exempt from registration under the Securities Act, pursuant to Section 3(a)(9) thereof.

On May 25, 2006, as partial consideration for YA Global’s purchase of the secured convertible debentures, we issued five warrants to purchase an aggregate of 12,000,000 shares of our common stock, as follows. For a description of such warrants, see “Item 1.—Business—Financing Arrangements—Warrants.” This issuance was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as YA Global is an accredited investor.

In May of 2006, we issued two secured convertible debentures to YA Global in an aggregate principal amount of $1,250,000, as follows: (i) a $1,250,000 10% secured convertible debenture and (ii) a $1,000,000 10% secured convertible debenture, each with a maturity of three years. This issuance was exempt from registration under the Securities Act, pursuant to Section 4 (2) thereof, as YA Global is an accredited investor.

Pursuant to the terms of the secured convertible debentures, YA Global has converted the entire principal and accrued interest on the debentures into an aggregate of 14,651,265 shares of common stock, as set forth below:

Date of issuance	Principal Amount Converted		Number of Shares
June 28, 2006	$25,000		125,313
July 21, 2006	$50,000		279,642
August 3, 2006	$50,000		279,642
August 15, 2006	$50,000		289,855
September 14, 2006	$50,000		556,793
September 18, 2006	$50,000		556,793
November 20, 2006	$150,000		1,246,883
November 30, 2006	$105,000		872,818
January 5, 2007	$100,000		629,327
August 23, 2007	$500,000		1,250,000
August 28, 2007	$420,000		1,050,000
September 25, 2007	$550,000		1,375,000
September 28, 2007	$130,000		325,000
November 14, 2007	$300,000		750,000
December 17, 2007	$1,000,000		2,500,000
January 24, 2008	$295,000		737,500
January 31, 2008	$860,679	(1)	2,151,699

(1)	Amount includes $535,679 of accrued interest on the secured convertibles debentures.

These issuances of shares of our common stock upon conversion of such debentures were exempt from registration under the Securities Act, pursuant to Section 3(a)(9) thereof.

On January 31, 2008, we issued 700,000 shares of our common stock to YA Global pursuant to warrant No. CCP-1 for aggregate gross proceeds of $280,000. This issuance was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as YA Global is an accredited investor.

On May 16, 2008, we issued 1,300,000 shares of our common stock to YA Global pursuant to warrant No. CCP-1 for aggregate gross proceeds of $520,000. This issuance was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as YA Global is an accredited investor.

On September 30, 2008, we issued 1,750,000 shares of our common stock to YA Global pursuant to warrant No. CCP-4 for aggregate gross proceeds of $350,000. This issuance was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as YA Global is an accredited investor.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended July 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors.”

Results of Operations for the Years Ended July 31, 2008 and July 31, 2007

The following table sets for our results of operations for the years ended July 31, 2008 and July 31, 2007.

	Year Ended July 31,
	2008	2007
Revenues	$177,065	$203,286

Operating expenses:
Cost of revenues	31,258	73,047
Selling expenses	71,806	97,029
General and administrative expenses	1,848,461	1,754,085
Total	1,951,525	1,924,161

Loss from operations	(1,774,460)	(1,720,875)

Other income (expense):
Gain (loss) on change in value of derivative liability	602,338	(8,524,813)
Interest income	—	54
Interest expense	(1,659,841)	(1,529,518)

Net loss	$(2,831,963)	$(11,775,152)

Revenues

Revenues consist of sales of annual, semi-annual, quarterly and monthly subscriptions relating to our JAGNotes Report product. JAGNotes Report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues decreased for the year ended July 31, 2008 versus the year ended July 31, 2007 due to the lack of advertising sales and increased competition.

Cost of revenue

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our website, costs in connection with the development and maintenance of the website, and payments to employees for their reports that are posted on our website.

During the year ended July 31, 2008, cost of revenues decreased due to decreases in consulting fees which were approximately $18,000 as compared to approximately $31,000 for the year ended July 31, 2007. The decrease in consulting fees is a result of the expiration of consulting contracts associated with commentators for our website. Costs associated with the transmission of our product over telephone and fax lines and costs associated with the maintenance of our website have also decreased.

During the year ended July 31, 2008, there were no costs associated with the manufacture of our streaming video products as compared to approximately $23,000 for the manufacture of streaming video products placed in test markets during the year ended July 31, 2007.

Selling expenses

Selling expenses, which consist primarily of advertising and other promotional expenses, decreased during the year ended July 31, 2008. Selling expenses for the years ended July 31, 2008 and July 31, 2007, respectively, included approximately $48,000 and $24,000 of non-cash amortization of options issued to a consultant for 150,000 and 200,000 shares of common stock with a fair market value of approximately $48,000 and $36,000 in exchange for services. The increase in non-cash amortization charged to selling expenses was offset by decreases in sales related travel and entertainment expenses to approximately $10,000 from $33,000 and other reductions in sales and marketing expenses of Pixaya, our United Kingdom subsidiary, during the years ended July 31, 2008 and 2007, respectively. During the year ended July 31, 2007, we had also incurred $15,000 for training classes for resellers of the Survaya Cam.

General and administrative expenses

General and administrative expenses, which consist primarily of compensation and benefits for the officers, other compensation, increased for the year ended July 31, 2008. The increase in general and administrative expenses is primarily attributable to liabilities arising from a payroll tax audit of approximately $66,000, non-cash charges of approximately $345,000 for a portion of the issuance of 905,000 options with an aggregate fair value of approximately $378,000 to non-employees for services and an increase of approximately $118,000 in legal and accounting fees associated with a proposed acquisition during the year ended July 31, 2008 versus the year ended July 31, 2007. These increases were offset by a decrease in payroll expenses of approximately $437,000 due to a reduction in the number of employees during the year ended July 31, 2008 versus the year ended July 31, 2007. General and administrative expenses for the year ended July 31, 2008 and 2007, respectively, included non-cash charges for the issuance of 40,000 and 180,000 shares of our common stock with an aggregate fair value of $25,600 and $62,200 to certain employees, occupancy costs, professional fees and other office expenses.

In December 2005, we entered into a merger agreement with Cryptometrics, among others, pursuant to which Cryptometrics would have merged with a newly created subsidiary of ours. During the year ended July 31, 2007, pursuant to the terms of the merger agreement, Cryptometrics paid various legal and accounting costs, totaling approximately $230,000 and $580,000 on our behalf, of which approximately $230,000 and $543,000 were related to the merger agreement and approximately nil and $37,000 were related to our operations for the years ended July 31, 2008 and July 31, 2007, respectively. We will not have to repay these costs to Cryptometrics because the merger agreement, which was terminated, was not terminated by us. The costs paid by Cryptometrics have been charged to general and administrative expenses and the amounts we received have been recorded as a capital contribution and included in additional paid-in capital.

Gain (loss) on change in value of derivative liability

The gain on change in value of the derivative liability for the year ended July 31, 2008 reflects the decrease in the fair market value of our common stock. In the year ending July 31, 2006, we determined that, based on the guidance in the consensus for Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, we were prohibited from concluding that we would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees because the conversion of our secured convertible debentures and the related warrants could have resulted in the issuance of an indeterminable number of common shares as they were convertible at a discount from the market price. We therefore had to record the warrants at fair value. However, as of January 31, 2008, YA Global converted debentures in the principal amounts of $3,520,000 into 8,800,000 shares of our common stock. Therefore, all of the remaining outstanding debentures were converted on January 31, 2008. As a result, we no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. Accordingly, we were no longer required to record the warrants at fair value and the fair value of the warrants of $10,400,900 was reclassified from derivative liability to additional paid-in capital.

As of January 31, 2008, the fair market value of the 12,000,000 warrants was approximately $10,400,900 while as of July 31, 2007, the fair market value of those warrants was approximately $11,059,000, resulting in a gain of approximately $658,000 for the year ended July 31, 2008 compared to a loss of approximately $8,315,000 for the year ended July 31, 2007 as a result of an increase in the value of our stock.

As a result of changes in the fair market value of our common stock, we also recorded an unrealized loss on the change in value of the derivative liability of approximately $55,000 and $130,000 in the years ended July 31, 2008 and 2007, respectively, related to changes in the fair value of options that were outstanding during portions of those periods. No options issued to non-employees were outstanding as of July 31, 2008 or July 31, 2007.

Interest expense

Interest expense increased approximately $130,000 for the year ended July 31, 2008 over the year ended July 31, 2007 due to the immediate amortization of approximately $913,000 of debt discount related to the convertible debentures upon their conversion offet by the reduction in the principal amount outstanding of our second convertible debuntures payable to YA Global.

During the year ended July 31, 2008, interest expense totaling approximately $1,660,000 was comprised primarily of interest on our secured convertible debentures and interest from amortization of debt discount. Interest expense of approximately $95,000 was incurred as interest charged at 10% per annum on our secured convertible debentures. Interest expense of approximately $913,000 was incurred from the amortization of debt discount related to the $2,250,000 secured convertible debentures issued May 25, 2006 and May 31, 2006.

During the year ended July 31, 2007, interest totaling approximately $1,530,000 was comprised primarily of interest on our secured convertible debentures and interest from amortization of debt discount. Interest expense of approximately $366,000 was incurred as interest charged at 10% per annum on our secured convertible debentures. Interest expense of approximately $1,135,000 was incurred from the amortization of debt discount related to the $2,250,000 secured convertible debentures issued May 25, 2006 and May 31, 2006.

Liquidity and Capital Resources

We only generated revenues of approximately $177,000 and $203,000 and we incurred net losses of approximately $2,832,000 and $11,775,000 and had negative cash flows from operating activities of approximately $1,321,443 and $449,000 for the years ended July 31, 2008 and 2007, respectively. As of July 31, 2008, we had a working capital of approximately $71,000. As a result, we believe there is substantial doubt about our ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our financial statements.

We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least July 31, 2009 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.

We believe that we will be able to obtain sufficient financing either directly from an investor, such as YA Global, or that we will be able to find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least July 31, 2009. However, if we cannot obtain sufficient additional financing by that date, we may be forced to restructure our operations, file for bankruptcy or entirely cease our operations.

On October 1, 2008, we entered into a non-binding Letter of Intent with respect to a merger opportunity with BlueCreek, e2Business Services, a majority shareholder of BlueCreek, and YA Global. BlueCreek is a Colorado corporation engaged in the development, extraction and processing of coalbed methane natural gas currently operating within the Rocky Mountains region of the United States. YA Global, in addition to being the provider of much of our financing since 2002, is a senior secured lender to BlueCreek and has agreed to restructure its two secured convertible debentures and warrant with BlueCreek at the closing of the merger by reducing the interest rates, amending the conversion terms of the debentures, deferring certain principal payments, converting $2,000,000 of principal into equity of BlueCreek in the form of a warrant, and agreeing to remove certain registration rights it had with respect to the shares underlying the secured convertible debentures and the warrants. For more information on the Letter of Intent, see “Item 1. Business—Proposed Merger with BlueCreek Energy.”

Related Party Transactions

For a discussion of related party transactions, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Off-Balance Sheet Arrangements

We were not party to any material off-balance sheet arrangements at July 31, 2008 or 2007

Seasonality

We do not believe that our business is materially affected by seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for financial statements filed with the SEC. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, income taxes, derivative liability and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As required, effective August 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition and the amortization provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 123(R) are materially consistent, the adoption of SFAS 123(R) did not have a significant impact on the methods we used to value and account for our options or our financial position and results of operations and, accordingly, charges to compensation cost for the fair value of the options continue to be amortized to expense over the vesting period. In accordance with SFAS No. 123(R), we reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid-in capital as of the date of adoption. The adoption of SFAS 123(R) did not result in any charge to operations. Through July 31, 2006, we recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of SFAS 123. Accordingly, we had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using its market value. We have been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are being amortized to expense over the vesting period.

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

Recent Accounting Pronouncements

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2008 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the year ended July 31, 2008 and 2007 or that they will have a significant effect at the time they become effective.

In December 2007, the FASB has issued Statement No. 141 (R), “Business Combinations” (“SFAS No. 141R”). This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on our financial position and results of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 is not expected to have a material effect on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on our financial position and results of operations.

Recent Developments

On September 30, 2008, we and YA Global entered into a letter agreement amending warrant no. CCP-004 dated May 24, 2006 (the “Warrant Letter Agreement”), which currently permits YA Global, as warrant holder, to exercise warrant no. CCP-004 for up to 3,000,000 shares of our common stock at a price of $0.70 per share on a cashless basis. Under the Warrant Letter Agreement, the exercise price for the 3,000,000 shares of our common stock under warrant no. CCP-004 was changed from $0.70 per share to $0.20 per share. In addition, YA Global agreed to exercise 1,750,000 shares under warrant no. CCP-004 at the reduced exercise price of $0.20 per share, on a cash basis, resulting in an aggregate exercise amount of $350,000 to be paid to the Company.

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required in this item are set forth beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, which consists of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term in defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) in connection with the preparation of this Annual Report on Form 10-K, as of July 31, 2008.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principals. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management, with the assistance of an outside consultant, assessed the effectiveness of our internal controls over financial reporting for the fiscal year ended July 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures; and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Changes in Internal Controls

During the fiscal quarter ended July 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only a management’s report.

ITEM 9B. OTHER INFORMATION

On November 12, 2008, we amended the employment agreements of Thomas J. Mazzarisi, our Chief Executive Office and General Counsel and Stephen J. Schoepfer, our President, Chief Operating Officer, Chief Financial Officer and Secretary to extend the terms of the agreements to August 31, 2009. For more information on these employment agreements, please see “Item 11. Executive Compensation—Employment Agreements.”

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Thomas J. Mazzarisi, age 51, is our Chairman of the Board, Chief Executive Officer and General Counsel. Previously, Mr. Mazzarisi served as our Executive Vice President and General Counsel from March 1999 to April 2, 2004 and as our Chief Financial Officer from November 9, 2001 to April 2, 2004. Mr. Mazzarisi has been a member of our Board of Directors since July 1999. From 1997 until joining our company, Mr. Mazzarisi practiced law at his own firm in New York, specializing in international commercial transactions. From 1988 until 1997, Mr. Mazzarisi was a Senior Associate at the former law firm of Coudert Brothers where he also specialized in international commercial transactions. Prior to joining Coudert Brothers, Mr. Mazzarisi was Deputy General Counsel of the New York Convention Center Development Corporation. Mr. Mazzarisi is a graduate of Fordham University where he received a B.A. in Political Economy and was elected to Phi Beta Kappa. Mr. Mazzarisi received his J.D. from Hofstra University School of Law.

Stephen J. Schoepfer, age 49, is our President, Chief Operating Officer, Chief Financial Officer and Secretary. Previously, Mr. Schoepfer served as our Executive Vice President, Chief Operating Officer and Secretary from July 1999 to April 2, 2004. Mr. Schoepfer has been a member of our Board of Directors since July 1999. Prior to joining the Company in July 1999, he was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.

Board Committees

The Board of Directors is comprised solely of Messrs. Mazzarisi and Schoepfer, neither of whom is independent. For that reason, we do not have a standing audit, nominating or compensation committee consisting of independent directors. In light of our limited revenues and operations, the Board of Directors does not believe it would be cost effective to establish such committees. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Director Independence.”

Nomination of Directors

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our common stock are required to file initial forms of ownership of our common stock and reports of changes in that ownership to the SEC. Specific due dates for these forms have been established, and we are required to disclose in this report any failure to file by these due dates.

Based solely on our review of the copies of such forms with respect to fiscal 2008, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

Code of Ethics

We have adopted a Code of Ethics (our “Code of Ethics”) that applies to our Chief Executive Officer and Chief Financial Officer. We will provide to any person without charge, upon request, a copy of our Code of Ethics. All requests should be directed to the attention of Thomas J. Mazzarisi, Chairman, Chief Executive Officer and General Counsel, JAG Media Holdings, Inc., 6865 S.W. 18th Street, Suite B-13, Boca Raton, Florida 33433. We will promptly disclose any amendments or waivers to our Code of Ethics on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation awarded to, paid to or earned by our Chairman of the Board, Chief Executive Officer and General Counsel and our other most highly compensated executive officer, our President, Chief Operating Officer, Chief Financial Officer and Secretary, for services rendered during fiscal years ended July 31, 2007 and 2008 (together, the “named executive officers”). No other executive officer received total compensation exceeding $100,000 in fiscal 2008.

Name and principal position	Year	Salary ($)	Total ($)
Thomas J. Mazzarisi,	2008	150,000	150,000
Chairman of the Board, Chief Executive Officer and General Counsel	2007	150,000	150,000

Stephen J. Schoepfer,	2008	150,000	150,000
President, Chief Operating Officer, Chief Financial Officer and Secretary	2007	150,000	150,000

Employment Agreements

Messrs. Mazzarisi and Schoepfer each entered into an employment agreement with us on August 31, 2001. The employment agreements were amended on November 12, 2008 in connection with the extension of each officer’s respective term of employment. Pursuant to the terms of Messrs. Mazzarisi’s and Schoepfer’s amended and restated employment agreements, they each receive an annual base salary of $150,000.

Messrs. Mazzarisi and Schoepfer are entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to our other employees. In the event we terminate the employment of Messrs. Mazzarisi and Schoepfer without cause or such executive resigns for good reason (as defined in the employment agreements), they shall be entitled to receive (i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term (the “Severance Period”), (ii) a lump sum cash payment equal to the executive’s highest rate of annual salary in effect during the term multiplied by the Severance Period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive’s then current salary rate and (iv) accelerated vesting of all of the executive’s outstanding stock options. Such cash payments will be made within ten days of termination of employment, and shall not be subject to offset for amounts earned by the executive in respect of any subsequent employment, nor is the executive required to seek any such subsequent employment.

Further, immediately prior to a “change in control” (as defined in our 1999 Long-Term Incentive Plan), Messrs. Mazzarisi and Schoepfer will each be granted an option to acquire 1,000,000 shares of our common stock (subject to equitable adjustments for stock splits, etc.) at an exercise price equal to the fair market value of the average closing bid price for shares of our common stock for the 30 days prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment. Generally, under our 1999 Long-Term Incentive Plan a “change in control” shall be deemed to have occurred (i) if there is an acquisition of 30% or more of our then outstanding shares of common stock, (ii) Messrs. Mazzarisi and Schoepfer cease for any reason to constitute at least a majority of the members of our Board or Directors, or (iii) a merger, consolidation, recapitalization, reorganization, sale or disposition of all or a substantial portion of our assets, or similar transaction shall have occurred. However, a change in control shall not be deemed to have occurred if consummation of such a transaction would result in at least 70% of the total voting power represented by our voting securities outstanding immediately after such transaction being beneficially owned by at least 75% of the holders of our outstanding voting securities immediately prior to the transaction, with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction.

For a complete description of our 1999 Long-Term Incentive Plan, see “Item. 12—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

In addition, Messrs. Mazzarisi and Schoepfer would be granted an option to purchase a 5% ownership interest in any subsidiary that we successfully create and spin-off during the term of their employment contracts.

Outstanding Equity Awards at July 31, 2008 Fiscal Year End

The following table sets forth information regarding unexercised options to acquire shares of our common stock outstanding as of July 31, 2008.

Name	Grant date	Number of securities underlying unexercised options (#) exercisable(1)	Option exercise price ($)	Option expiration date
Thomas J. Mazzarisi	August 31, 2001	500,000	0.02	08/31/2011

Stephen J. Schoepfer	August 31, 2001	250,000	0.02	08/31/2011

(1)	Options become fully vested and exercisable immediately upon grant.

The options terminate on the earlier of the tenth anniversary of the date of the grant, or the 1,095th day following the grantee’s resignation, unless the grantee is terminated for cause, in which case the options terminate immediately.

For a complete description of our 1999 Long-Term Incentive Plan, see “Item. 12—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Director Compensation

Both of our directors are officers of the company and they do not receive additional compensation for their services as directors. We do not intend to compensate our directors in fiscal 2009.

Indemnification of Officers and Directors

Our amended and restated Articles of Incorporation provide that we shall indemnify our officers, directors, employees and agents to the full extent permitted by Nevada law. Our Bylaws include provisions to indemnify our officers and directors and other persons against expenses (including judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We do not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully or not in our best interest. In the case of an action brought by or in the right of us, we shall indemnify them only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement of these actions and we shall not indemnify them in connection with any matter as to which they have been found to be liable to us, unless the deciding court determines that, notwithstanding such liability, that person is fairly entitled to indemnity in light of all of the relevant facts and circumstances.

We do not currently maintain director’s and officer’s liability insurance but we may do so in the future.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2008 (except as otherwise indicated) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each director and nominee to be a director, (iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Unless otherwise indicated the address of each person listed in this table is c/o JAG Media Holdings, Inc, 6865 SW 18th Street, Suite B-13, Boca Raton, Florida 33433.

Name & Address of Beneficial Owner	Number of Shares Beneficiary Owned	Percentage of Class
YA Global Investments L.P.(1)	6,609,486	9.99%

Thomas J. Mazzarisi(2)	610,000	*

Stephen J. Schoepfer(3)	325,000	*

All executive officers and directors as a group (2 persons)	935,000	1.48%

*	Less than one percent

(1)
Includes warrants to purchase 8,250,000 shares of common stock, however, by contract the warrants cannot be exercised if after exercise the beneficial owner would own more than 9.99% of the outstanding shares of common stock, unless waived by YA Global upon 65 days notice. Accordingly only 3,259,486 shares subject to such warrants are included. The address of YA Global Investment L.P. is 101 Hudson Street, Suite 3700, Jersey City, NJ.

(2)	Includes 500,000 shares of common stock issuable upon the exercise of stock options.

(3)	Includes 250,000 shares of common stock issuable upon the exercise of stock options.

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of July 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

Equity compensation plans not approved by security holders	750,000	$.02	5,250,000(1)

TOTAL	750,000	—	5,250,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 1, 2008, we entered into a non-binding letter of intent with respect to a merger opportunity with BlueCreek, e2Business, a majority shareholder of BlueCreek, and YA Global. YA Global currently holds 5.27% of our outstanding common stock (this excludes shares issuable upon exercise of the warrants held by YA Global) and has been a significant source our financing since 2002. YA Global is also a senior secured lender to BlueCreek. The terms of the non-binding letter of intent contemplate that YA Global will restructure its two convertible debentures and warrant with BlueCreek at the closing of the merger by reducing the interest rates, amending the conversion terms of the debentures, deferring certain principal payments, converting $2,000,000 of principal into equity of BlueCreek in the form of a warrant, and agreeing to remove certain registration rights it had with respect to the shares underlying the convertible debentures and the warrants. See “Item. 1 Business—Proposed Merger with BlueCreek Energy.”

Director Independence

The Board of Directors is comprised solely of Messrs. Mazzarisi and Schoepfer, neither of whom is independent. For that reason, we do not have a standing audit, nominating or compensation committee made up of independent directors. In light of our limited revenues and operations, the Board of Directors does not believe it would be cost effective to establish such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended July 31, 2008 and 2007 for professional services rendered by J.H. Cohn LLP for the audit of the our annual consolidated financial statements and the reviews of the consolidated financial statements included in our Quarterly Reports were $115,000 and $122,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended July 31, 2008 and 2007 for assurance and related services rendered by J.H. Cohn LLP related to the performance of the audit or review of our consolidated financial statements were $24,000 and $23,000, respectively.

Tax Fees

The aggregate fees billed for the fiscal years ended July 31, 2008 and 2007 for services rendered by J.H. Cohn LLP in connection with the preparation of our federal and state tax returns or payroll tax related matters were $7,500 and $3,900, respectively.

All Other Fees

There were no other fees billed by J.H. Cohn LLP in the years ended July 31, 2008 or July 31, 2007.

Pre-Approval Policies and Procedures

The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Board of Directors pre-approved all of the services rendered by J.H. Cohn LLP for the audit of the consolidated financial statements included in our Annual Reports on Form 10-K and reviews of consolidated financial statements included in our Quarterly Reports on Form 10-Q and on Form 10-QSB for the years ended July 31, 2008 and 2007.

The services provided for 2008 were 78% audit services, 17% audit related fees and 5% tax services. The services provided above for 2007 were 82% audit services, 15% audit related fees and 3% tax services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on June 19, 2006.

3.2	Bylaws of Registrant. Incorporated by reference to the Registrant’s Form SB-2 filed with the SEC on September 30, 1999.

4.1	Form of Common Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.2	Form of Series 2 Class B Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.3	Securities Purchase Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.4
Letter Agreement, dated January 31, 2008, relating to the conversion of the remaining principal balance of the convertible secured debentures. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 6, 2008.

4.5	Warrant No. CCP-1 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.6	Warrant No. CCP-2 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.7	Warrant No. CCP-3 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.8	Warrant No. CCP-4 for 3,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

Exhibit No.	Description
4.9	Warrant No. CCP-5 for 3,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.10	Letter Agreement, amending Warrant No. CCP-4. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

4.11	Investor Registration Rights Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

10.1
Non-Binding Letter of Intent, dated October 1, 2008, by and among the Registrant, BlueCreek, e2Business and YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

10.2	1999 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed with the SEC on May 1, 2002.

10.3
Amended and Restated Employment Agreement, dated August 31, 2001, between Thomas J. Mazzarisi and Registrant. Incorporated by reference to Exhibit 10.21 in Amendment No. 1 to the Registrant’s Form SB-2 filed with the SEC on September 26, 2001.

10.4
Amended and Restated Employment Agreement, dated August 31, 2001, between Stephen J. Schoepfer and Registrant. Incorporated by reference to Exhibit 10.20 in Amendment No. 1 to the Registrant’s Form SB-2 filed with the SEC on September 26, 2001.

10.5
Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, between Registrant and Thomas J. Mazzarisi. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

10.6
Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, between Registrant and Stephen J. Schoepfer. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

10.7
Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Thomas J. Mazzarisi. Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed with the SEC on November 13, 2007.

10.8
Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Stephen J. Schoepfer.  Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the SEC on November 13, 2007.

10.9	Extension of Amended and Restated Employment Agreement, dated as of November 12, 2008, by and between Registrant and Thomas J. Mazzarisi.*

10.10	Extension of Amended and Restated Employment Agreement, dated as of November 12, 2008, by and between Registrant and Stephen J. Schoepfer.*

10.11	Consulting Agreement, dated November 12, 2007, between the Registrant and Walsh Organization, Inc.

10.12	Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary Valinoti and the Law Firm of O’Quinn, Laminack & Pirtle

10.13	Subscription Agreement, dated December 10, 2002, between the Registrant and Bay Point Investment Partners LLC.

Exhibit No.	Description
10.14	Placement Agent Agreement, dated December 10, 2002, between the Registrant and RMC 1 Capital Markets, Inc.

10.15	Placement Agent Agreement, dated as of June 19, 2003, between the Registrant and RMC 1 Capital Markets, Inc., as amended on August 12, 2003.

10.16	Subscription Agreement, dated as of June 19, 2003, between the Registrant and Bay Point Investment Partners LLC, as amended on August 12, 2003.

10.17	Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P.

10.18	Non-Circumvention/Non-Disclosure Agreement, dated as of January 1, 2004 between Flow Capital Advisors Inc. and the Registrant

10.19	Finder’s Fee Agreement, dated as of January 5, 2004, between the Registrant and Flow Capital Advisors, Inc.

10.20	Finder’s Fee Agreement, dated as of March 14, 2005, by and between the Registrant and Flow Capital Advisors, Inc.

10.21	Irrevocable Transfer Agent Instructions, effective May 25, 2006, between the Registrant and YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

10.22
Letter, dated as of June 17, 2008, from Cryptometrics regarding termination of the agreement and plan of merger between the Registrant and Cryptometrics. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 18, 2008.

14.1	Code of Ethics. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

21.1	Subsidiaries of Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 5, 2007.

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

*	Filed herewith.

JAG Media Holdings, Inc. and Subsidiaries

* * *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JAG Media Holdings, Inc.

We have audited the accompanying consolidated balance sheets of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended July 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAG Media Holdings, Inc. and Subsidiaries as of July 31, 2008 and 2007, and their results of operations and cash flows for the years ended July 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and negative cash flows from operating activities. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ J.H. Cohn LLP

Roseland, New Jersey
November 11, 2008

Jag Media Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
July 31, 2008 and 2007

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$275,168	$507
Accounts receivable, net of allowance for doubtful accounts of $47,500 and $7,500 at July 31, 2008 and 2007, respectively	33,369	34,345
Other current assets	103,352	44,426

Total current assets	411,889	79,278

Equipment, net of accumulated depreciation of $142,746 and $154,975 at July 31, 2008 and 2007, respectively	31,207	55,071

Totals	$443,096	$134,349

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$325,128	$1,088,819
Deferred revenues	15,824	18,695
Derivative liability	-	11,058,561
Total current liabilities	340,952	12,166,075
Convertible debentures payable, net of unamortized debt discount of $912,820 at July 31, 2007	-	2,607,180
Total liabilities	340,952	14,773,255

Mandatorily redeemable Class B common stock; par value $.00001 per share: 400,000 shares designated as Series 2; 381,749 shares issued and outstanding at both July 31, 2008 and 2007,	4	4
40,000 shares designated as Series 3; 21,500 shares issued and outstanding at both July 31, 2008 and 2007	-	-

	4	4

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued at both July 31, 2008 and 2007
Common stock; par value $.00001 per share; 500,000,000 shares authorized; 61,767,816 shares issued and 48,048,617 issued and outstanding at July 31, 2008 and 2007, respectively	617	480
Additional paid-in capital	63,379,154	45,806,278
Accumulated deficit	(63,277,631)	(60,445,668)

Total stockholders' equity (deficiency)	102,140	(14,638,910)

Totals	$443,096	$134,349

See Notes to Consolidated Financial Statements.

JAG Media Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended July 31, 2008 and 2007

	2008	2007

Revenues	$177,065	$203,286

Operating expenses:
Cost of revenues	31,258	73,047
Selling expenses	71,806	97,029
General and administrative expenses	1,848,461	1,754,085

Totals	1,951,525	1,924,161

Loss from operations	(1,774,460)	(1,720,875)

Other income (expense)
Gain (loss) on change in value of derivative liability	602,338	(8,524,813)
Interest income	-	54
Interest expense	(1,659,841)	(1,529,518)

Net loss	$(2,831,963)	$(11,775,152)

Basic and diluted net loss per share	$(0.05)	$(0.25)

Basic and diluted weighted average common shares outstanding	56,945,614	46,466,147

See Notes to Consolidated Financial Statements

JAG Media Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended July 31, 2008 and 2007

	Common Stock
	Number of		Additional	Unearned	Accumulated
	Shares	Amount	Paid-In Capital	Compensation	Deficit	Total

Balance, August 1, 2006	42,896,506	$429	$44,209,217	$(34,870)	$(48,670,516)	$(4,495,740)

Amortization of unearned, stock-based compensation			28,167			28,167

Reclassification of deferred compensation upon adoption of SFAS 123R			(34,870)	34,870		-

Effect of issuance of common stock in exchange for services	180,000	2	62,198			62,200

Effect of repricing of employee options			70,946			70,946

Shares issued on conversion of convertible debentures	4,432,111	44	554,956			555,000

Shares issued on exercise of options	540,000	5	43,395			43,400

Capital contribution from payment by prospective merger partner of the Company's costs related to merger			580,269			580,269

Reclassification of derivative liability upon exercise of options for 340,000 shares			292,000			292,000

Net loss					(11,775,152)	(11,775,152)

Balance, July 31, 2007	48,048,617	480	45,806,278	-	(60,445,668)	(14,638,910)

Amortization of unearned stock-based compensation			3,854			3,854

Effect of issuance of common stock in exchange for services and payment of accounts payable	165,000	2	109,348			109,350

Effect of issuance of options in exchange for services			82,524			82,524

Shares issued on conversion of convertible debentures	8,800,000	88	3,519,912			3,520,000

Shares issued as payment for accrued interest on convertible debentures	1,339,199	13	535,666			535,679

Shares issued on exercise of options	1,415,000	14	773,936			773,950

Shares issued on exercise of warrants	2,000,000	20	799,980			800,000

Capital contribution from payment by prospective merger partner of the Company's costs			230,113			230,113

Reclassification of derivative liability upon exercise of options for 905,000 shares			433,652			433,652

Beneficial conversion charge incurred upon conversion of accrued interest on convertible debentures at $0.40 per share while fair market value of common stock was $0.91 per share			682,991			682,991

Reclassification of fair value of warrants from derivative liability due to exercise of warrants and debt conversion			10,400,900			10,400,900

Net loss					(2,831,963)	(2,831,963)

Balance, July 31, 2008	61,767,816	$617	$63,379,154	$-	$(63,277,631)	$102,140

See Notes to Consolidated Financial Statements

JAG Media Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2008 and 2007

	2008	2007
Operating activities:
Net loss	$(2,831,963)	$(11,775,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,163	35,707
Amortization of unearned, stock-based compensation	3,854	28,167
Beneficial conversion charge included in interest expense	682,991	-
Provision for doubtful accounts	40,000	-
(Gain) loss on change in value of derivative liability	(602,338)	8,524,813
Amortization of debt discount	912,820	1,135,091
Costs of the Company paid by potential merger partner	230,113	580,269
Effect of issuance of common stock in exchange for services	97,150	62,200
Effect of repricing employee options for common stock for services	-	70,946
Amortization of deferred consulting costs	410,266	-
Loss on abandonment of fixed assets	6,029	-
Changes in operating assets and liabilities:
Accounts receivable	(39,024)	(18,765)
Other current assets	(39,157)	55,418
Accounts payable and accrued expenses	(214,476)	856,521
Deferred revenues	(2,871)	(3,753)

Net cash used in operating activities	(1,321,443)	(448,538)

Investing activities:
Equipment purchases	(7,246)	(15,573)

Net cash used in investing activities	(7,246)	(15,573)

Financing activities:
Proceeds from exercise of stock options and warrants	1,603,350	14,000

Net cash provided by financing activities	1,603,350	14,000

Net increase (decrease) in cash and cash equivalents	274,661	(450,111)
Cash and cash equivalents, beginning of year	507	450,618

Cash and cash equivalents, end of year	$275,168	$507

Supplemental disclosure of noncash financing activities:

Effect of convertible debentures converted to common stock	$3,520,000	$555,000
Effect of issuance of common stock as payment for accrued interest	$535,679
Fair value of fully-vested common stock issued to consultant in exchange for services and payment of accounts payable	$109,350	$36,000
Receivable from employees for exercise of options		$29,400
Reclassification of derivative liability		$292,000
Fair value of options issued for future services	$460,851
Reclassification of derivative liability upon exercise of options	$433,652
Reclassification of fair value of warrants from derivative liability to additional paid-in capital	$10,400,900

See Notes to Condensed Consolidated Financial Statements.

Note 1 – Organization and business:

JAG Media Holdings, Inc., a Nevada corporation, and its subsidiaries (the "Company") gather and compile financial and investment information from contacts with financial institutions, experienced journalists, money managers, analysts and other Wall Street professionals and generate revenues by releasing such information to subscribers on a timely basis through facsimile transmissions and a web site, www.jagnotes.com. Subscribers receive, among other things, a daily early-morning investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses and alerts, during the trading day, of rumors circulating on Wall Street. The Company is also in the business of developing related software focused on streaming video solutions, including the delivery of services already provided by the Company. Management considers all of its activities to be within the same business segment.

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

The Company is actively pursuing potential mergers. As further discussed in Note 9 herein, on December 27, 2005, the Company entered into an agreement and plan of merger that was amended on various dates through April 14, 2008 (the "Merger Agreement") with, among others, Cryptometrics, Inc., a Delaware corporation ("Cryptometrics"), pursuant to which Cryptometrics would have merged with a newly created subsidiary of the Company. On June 18, 2008, the Company received a letter from Cryptometrics dated June 17, 2008, stating that the automatic termination date of the Merger Agreement had expired and that Cryptometrics had decided not to extend the Merger Agreement any further. The letter further stated that the Merger Agreement between the Company and Cryptometrics had by its terms been terminated, and was void and of no force or effect. The Company is actively seeking alternative merger candidates. As further discussed in Note 10 herein, on October 1, 2008, the Company entered into a non-binding letter of (the “Letter of Intent”) with respect to a merger opportunity with BlueCreek Energy, (“BlueCreek”), e2Business Services (“e2Business”), a majority shareholder of BlueCreek and YA Global Investments, L.P. (“YA Global”).

Note 2 - Basis of presentation and summary of significant accounting policies:

Basis of presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company only generated revenues of approximately $177,000 and $203,000 and it incurred net losses of approximately $2,832,000 and $11,775,000 and negative cash flows from operating activities of approximately $1,321,000 and $449,000 for the years ended July 31, 2008 and 2007, respectively. In addition, as of July 31, 2008 the Company only had cash and cash equivalents available of approximately $275,000 and working capital of $71,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least July 31, 2009 and that the Company will need to obtain additional equity or debt financing to sustain its operations.

Management believes that the Company will be able to obtain sufficient financing directly through the consummation of the merger with an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least July 31, 2009. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

The amount of income taxes a Company pays is subject to periodic audits by Federal and state tax authorities and these audits may result in proposed deficiency assessments. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

The Company defines the Federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions (within the meaning of FIN 48). As of July 31, 2008, fiscal 2005, 2006 and 2007 remain open to examination. The Company adopted FIN 48 as of July 1, 2007, with no impact on the consolidated financial statements.

Stock-based compensation:

Through July 31, 2006, the Company recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company had been estimating the fair value of stock options using an option-pricing model (generally, the Black-Scholes model) that met the criteria set forth in SFAS 123 and common stock using its market value. It has been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost for the fair value of the options were being amortized to expense over the vesting period. The Company recognizes compensation on a straight-line basis over the requisite service period for the entire award.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions  EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument. We utilize the Black-Scholes model to measure the value of options issued to consultants.

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

As of July 31, 2008, there were stock options and warrants outstanding for the purchase of a total of 750,000 and 10,000,000 shares of common stock, respectively (see Note 5). As of July 31, 2007, there were stock options, warrants, and convertible debentures outstanding for the purchase of a total of 1,000,000, 12,000,000 and 4,050,000 shares of common stock, respectively. However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in the years ended July 31, 2008 and 2007 and the assumed effects of the exercise of the Company's stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.

Derivative and Convertible Financial Instruments:

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

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method. Since the conversion of the secured convertible debentures issued by the Company during the year ended July 31, 2006 could have been at a discount from the market price and, accordingly, could have resulted in the issuance of an indeterminable number of common shares, the Company determined that it was prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date the secured convertible debentures and the related warrants were initially issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability. Accordingly, subsequent changes in the fair value of such options and warrants at the end of each reporting period were recorded as increases or decreases to the liability and charges or credits to the Company's results of operations until they were exercised and until all of the debentures were converted.

Recently Issued Accounting Standards:

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2008 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the year ended July 31, 2008 and 2007 or that they will have a significant effect at the time they become effective.

In December 2007, the FASB has issued Statement No. 141 (R), “Business Combinations” (“SFAS No. 141R”). This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (”SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entitiy’s derivative and hedging activities and thereby improves the transparency of financial reporting. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequateinformation about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 is not expected to have a material effect on the financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (”SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

Note 3 - Income taxes:

As of July 31, 2008, the Company had net operating loss carryforwards of approximately $38,600,000 available to reduce future Federal taxable income which will expire from 2019 through 2028.

As of July 31, 2008 and 2007, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

	July
	2008	2007
Deferred revenues, net	$5,000	$6,000
Unearned compensation	20,000	31,000
Net operating loss carryforwards	14,409,000	13,262,000
	14,434,000	13,299,000
Less valuation allowances	14,434,000	13,299,000
Totals	$-	$-

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of July 31, 2008.

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance as of July 31, 2007 of approximately $13,299,000. As a result of increases in the valuation allowances of $1,135,000 and $1,072,000 during the years ended July 31, 2008 and 2007, respectively, which were primarily attributable to the net loss incurred during each of those years, the exercise of options, and the expiration and cancellation of options and warrants that had not been exercised, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

Note 4 - Equity and debt financing agreements with YA Global Investments, L.P.:

On April 9, 2002, the Company entered into an equity line purchase agreement (the “Equity Line Agreement") with YA Global Investments, L.P. (YA Global”) (formerly known as Cornell Capital Partners, L.P.) pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required YA Global to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006. The purchase price was to be 95% of the lowest closing bid price of the Company's common stock over a specified number of trading days commencing on specified dates. YA Global was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from YA Global in connection with each put. As of May 25, 2006, the date the Equity Line Agreement was effectively canceled, $4,035,000 of the Company’s Equity Line with YA Global had been utilized.

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

All put notices were returned to the Company on May 25, 2006, when the Company terminated its Equity Line with YA Global, converted $250,000 of the principal of its $2,000,000 promissory note payable to YA Global into 1,250,000 shares of the Company's common stock which were issued on such date for which the fair value was $400,000, and converted the remaining principal amount of $1,750,000 and accrued interest of $150,000 on the promissory note into a secured convertible debenture in the principal amount of $1,900,000. As the cash flows of the new debentures were substantially different from those of the promissory notes, the restructuring qualified as an extinguishment for financial accounting purposes. In addition, the Company issued similar secured convertible debentures to YA Global in the principal amounts of $1,250,000 on May 25, 2006 and $1,000,000 on May 31, 2006, which provided the Company with net proceeds of approximately $2,025,000 after fees and costs of $225,000 paid to YA Global which were recorded as part of the debt discount on the debentures. All the secured convertible debentures bore interest at the rate of 10% per year and were initially due to mature three years after issuance. They were convertible through maturity into shares of the Company's common stock as described below.

The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, JAG Media LLC, security agreements executed by the Company and its subsidiary granting YA Global a security interest in all their respective assets. Pursuant to such security agreements, the Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. In accordance with the terms of the January 31, 2008 agreement between the Company and YA Global, the security agreements were terminated, effective upon conversion by YA Global of the remaining principal and accrued interest on the convertible debentures into common stock of the Company.

YA Global had the right to convert the debentures, at its sole option, into shares of the Company's common stock at a conversion price which was the lower of (i) $0.40 per share or (ii) a 10% discount to the lowest volume weighted average price, as reported by Bloomberg, of the Company's common stock during the 30 trading days prior to the conversion date (see Note 9).

In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to YA Global to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share (see Note 5). The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.

Since the conversion of the secured convertible debentures could have resulted in the issuance of an indeterminable number of common shares since they were convertible at a discount from the market price, the Company determined that based on the guidance in the consensus for EITF Issue No. 00-19 ("EITF 00-19") "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock", the Company was prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees while the debentures were outstanding. Therefore, as of the date the secured convertible debentures and the related warrants were initially issued, the Company recorded the related fair value of all warrants issued with the debentures and options previously issued to non-employees as a liability as explained below. Subsequent changes in the fair value of such options and warrants at the end of each reporting period were recorded as increases (decreases) to the liability and charges or credits to the Company's results of operations until all the debentures were converted.

As of July 31, 2006, the warrants for the purchase of 12,000,000 shares were valued at approximately $2,744,000 based on the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 338.441%, exercise prices ranging from $0.40 to $0.80, and the stock price of $0.23 per share when valued.

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

As of January 31, 2008, the warrants for the purchase of 12,000,000 shares were valued at approximately $10,400,900 based on the Black-Scholes option pricing model assuming a risk free interest rate of 5.25% annually, no dividend payments, annual volatility of 203.855%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.91 per share when valued. This resulted in the recognition of unrealized gain on derivative liability of approximately $658,000 during the year ended July 31, 2008.

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

As explained above, EITF 00-19 required the Company to record the fair value of the warrants issued in connection with the debentures at their gross value of approximately $3,820,000 and fully offset the net proceeds received with an equivalent amount of debt discount. As a result, there was no amount allocable to the net carrying value of the convertible debentures upon issuance on May 25, 2006 although they could have been converted as of that date into 6,756,757 shares of common stock with an aggregate fair value of approximately $2,252,000. This amount represented a beneficial conversion feature that could not be recorded in the consolidated financial statements since it would have resulted in the recording of an aggregate debt discount that would have exceeded the net proceeds from the issuance of the debentures which is prohibited by EITF 00-19.

The issuance of convertible debentures and warrants to YA Global also caused the Company to reclassify the fair value of 200,000 options issued to a consultant that were outstanding as of May 25, 2006 from stockholders’ equity to the derivative liability and include the fair value of all options and warrants subsequently granted to non-employees for services as a derivative liability until the options and warrants are exercised or expire. As of July 31, 2006, the fair value of the warrants was $46,000. On October 2, 2006, the Company granted options to another consultant with a fair value at the date of grant of approximately $36,000 which is being amortized over the service period. The fair value at the date of the grant was determined using the Black-Scholes option pricing model assuming a risk free interest rate of 6% annually, no dividend payments, annual volatility of 340.641%, an exercise price of $0.05 per share, and the stock price of $0.18 per share when issued. On February 21, 2007, a consultant exercised the options to purchase 200,000 shares of common stock at $0.02 per share resulting in proceeds of $4,000 and the reclassification of $116,000 (the fair value of the options at the exercise date) from the derivative liability to equity. On June 11, 2007, a consultant exercised options to purchase 200,000 shares of common stock at $0.05 per share resulting in proceeds of $10,000 and the reclassification of $176,000 (the fair value of the options at the exercise date) from the derivative liability to equity. As of July 31, 2007 all the warrants issued to non-employees had been exercised or expired.

During the years ended July 31, 2008 and 2007, respectively, YA Global converted debentures in the principal amounts of $3,520,000 into 8,800,000 shares of the Company’s common stock and $555,000 into 4,432,111 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $913,000, including $705,000 which was accreted as a result of conversions during the year ended July 31, 2008. The Company recorded amortization of debt discount attributable to the debentures of approximately $1,135,000, including $555,000 which was accreted as a result of the conversions during the year ended July 31, 2007. As a result of the conversions, the Company had no debentures outstanding as of July 31, 2008.

As of July 31, 2007, the debentures had a net carrying value of approximately $2,607,000, reflecting the outstanding principal balance due of $3,520,000 reduced by remaining unamortized debt discounts aggregating approximately $913,000.

In connection with the conversion of all of the remaining debentures on January 31, 2008, YA Global agreed to the conversion of the accrued interest thereon, totaling approximately $535,700, at $0.40 per share which resulted in the issuance by the Company of 1,339,199 shares of common stock. In addition to interest expense of approximately $95,000 and charged to operations in the year ended July 31, 2008 based on the terms of the debentures, the Company also recorded a non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of the accrued interest at $0.40 per share on January 31, 2008 when the fair market value of the Company’s common stock was $0.91 per share.

Note 5 – Other issuances of common stock and stock options:

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

Since the value of the Series 2 and Series 3 Class B common stock is contingent upon the outcome of a pending or successor litigation, the Company recorded the shares of Series 2 and Series 3 Class B common stock that were originally issuable during the year ended July 31, 2003 at their total par value of $4.20. Since the Company will be required to distribute substantially all of the proceeds of the pending litigation to the holders of Series 2 and Series 3 Class B common stock, the Company has classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders’ equity in the accompanying July 31, 2008 and 2007 consolidated balance sheets pursuant to the rules and regulations of the Securities and Exchange Commission and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

Issuance of common stock:

During the year ended July 31, 2008, YA Global exercised warrants for the purchase of 2,000,000 shares of the Company’s common stock at $0.40 per share.

During the year ended July 31, 2008, YA Global converted $3,520,000 of the principal balance of the debentures discussed in Note 4 into 8,800,000 shares of the Company’s common stock and accrued interest thereon, totaling approximately $535,700, at $0.40 per share which resulted in the issuance by the Company of an additional 1,339,199 shares of the Company’s common stock.

On August 3, 2007, the Company issued 80,000 shares of common stock when a consultant to the Company exercised options to purchase 80,000 shares of common stock at $0.86 per share. The Company received payment in full of $68,800 as of September 6, 2007.

On October 9, 2007, the Company issued 175,000 shares of common stock when consultants to the Company exercised options to purchase 175,000 shares of common stock at $0.60 per share. The Company received payment in full of $105,000 as of October 29, 2007.

On October 9, 2007, the Company issued a total of 40,000 shares of common stock with an aggregate fair value of $25,600 to certain employees for services, which was charged to general and administrative expense.

On October 9, 2007, the Company issued a total of 110,000 shares of common stock with an aggregate fair value of $70,400 to a consultant for services, which was charged to general and administrative expense.

On October 18, 2007, the Company received $95,000 when a consultant to the Company exercised options to purchase 250,000 and 150,000 shares of common stock at $0.02 per share and $0.60 per share, respectively.

On October 22, 2007, the Company issued a total of 125,000 shares of common stock when consultants to the Company exercised options to purchase 125,000 shares of common stock at $0.80 per share. The Company received payment in full of $100,000 as of October 29, 2007.

On October 31, 2007, the Company issued 125,000 shares of common stock when a consultant to the Company exercised options to purchase 125,000 shares of common stock at $0.63 per share. The Company received the proceeds of $78,750 on November 14, 2007.

On December 12, 2007, the Company received $150,000 when a consultant to the Company exercised options to purchase 250,000 shares of common stock at $0.60 per share.

On December 14, 2007, the Company issued a total of 15,000 shares of common stock with an aggregate fair value of $13,350 to a vendor of the Company for services, which was charged to general and administrative expense.

On April 30, 2008, the Company received $176,400 when consultants to the Company exercised option to purchase 110,000 and 150,000 shares of common stock at $0.69 per share and $0.67 per share, respectively.

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

On December 26, 2006 the Company issued a total of 180,000 shares of common stock with an aggregate fair value of $62,200 to certain employees for services, which was charged to general and administrative expense

Stock options:

As of July 31, 2008, the Company has options outstanding for the purchase of 750,000 shares of common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.

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

As of July 31, 2008, the Company has the ability to issue options to purchase 5,250,000 additional shares of common stock under the Incentive Plan.

The following table summarizes information about the number of shares of common stock subject to options that were outstanding at July 31, 2008 as a result of issuances of options to employees and nonemployees as compensation for services:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, August 1, 2006	1,420,000	$.12
Granted	200,000	$.05
Exercised	(540,000)	$.08
Canceled	(80,000)	$.69
Options outstanding, July 31, 2007	1,000,000	$.02
Granted	1,165,000	$.66
Exercised	(1,415,000)	$.55
Options outstanding, July 31, 2008	750,000	$.02	3.08	$157,500
Options exercisable, July 31, 2008	750,000	$.02	3.08	$157,500

The fair value of each option granted by the Company in the years ended July 31, 2007, 2006, and 2005 were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31, 2008	Year Ended July 31, 2007
Risk free interest rate	2.08% - 6.00%	6.00%
Dividend yield	0%	0%
Expected life	1.5 to 11 months	5 years
Expected volatility factor	96.478% to 216.543%	216.543%

Expected volatilities are based on historical volatility of our stock. We have adopted the guidance of the SEC’s Staff Accounting Bulletin No. 107 to temporarily employ the simplified method of estimating the expected life of the option. The simplified method utilizes the average of the vested term and the original contract term. Our short term historical experience with exercise and post-vesting employment termination behavior supports this method for determining the option’s expected life. When sufficient historical experience has been obtained, we will use such experience for future estimations of the expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity corresponding to the options expected life.

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

As of July 31, 2008, approximately $31,000 of expense related to such options will be charged to general and administrative expenses during the next fiscal year..

Warrants issued:

During the year ended July 31, 2006, the Company issued warrants to purchase 12,000,000 shares of common stock in connection with debt financing (see Note 4) to YA Global. These warrants had per share exercise prices ranging from $0.40 to $0.80, will expire in May 2011 and had an aggregate fair value of approximately $3,834,000 when issued and approximately $11,387,000 as of July 31, 2007.

During the year ended July 31, 2008, YA Global exercised warrants to purchase 2,000,000 shares of common stock at $0.40 (see above). In addition, as explained above, all of the remaining debentures were converted on January 31, 2008. As a result, the Company no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. Accordingly, the fair value of the warrants of $10,400,900 at the time of the exercise of the 700,000 warrants and the conversion of the debentures was reclassified from derivative liability to additional paid-in capital

The following table summarizes information about the number of shares of common stock subject to warrants that were outstanding at July 31, 2008.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.50	2,000,000	2.82	$.50	2,000,000	$.50
.60	2,000,000	2.82	.60	2,000,000.60
.70	3,000,000	2.82	.70	3,000,000.70
.80	3,000,000	2.82	.80	3,000,000.80

$.50-$.80	10,000,000	2.82	$.67	10,000,000	$.67

As discussed in Note 10, on September 30, 2008 the Company and YA Global amended a warrant for the purchase of 3,000,000 shares of the Company’s common stock.

Other Equity Transactions:

As explained in Notes 1 and 9, the Company entered into the Merger Agreement with, among others, Cryptometrics, Inc. pursuant to which Cryptometrics would have merged with a newly created subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Cryptometrics paid various legal and accounting costs, totaling approximately $230,000 and $580,000 during the years ended July 31, 2008 and 2007, respectively, on behalf of the Company, that will not be repaid by the Company to Cryptometrics since the merger agreement was not terminated by the Company. The costs paid by Cryptomertrics have been charged to operating expenses and the amounts received by the Company have been recorded as a capital contribution and included in additional paid-in capital.

Note 6 - Employee benefit plans:

The Company maintains a profit-sharing plan and a money purchase plan for the benefit of all eligible employees. The Company's contributions to these defined contribution plans are made on a discretionary basis. The Company made no contributions to the plans in 2008 and 2007.

Note 7 - Commitments and contingencies:

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. From time to time the Company's cash account balances exceed the Federal insurance limit of $100,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. Accordingly, management does not believe that the Company was exposed to significant credit risk at July 31, 2008.

In addition, the Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Leases:

During 2008 and 2007, the Company had been leasing office space under month-to-month leases and noncancelable leases. Rent expense under all such leases, which were classified as operating leases, totaled approximately $22,000 and $26,000 for 2008 and 2007, respectively. As of July 31, 2008, the Company was not party to any significant noncancelable office leases.

Litigation:

The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.

Note 8 - Fair value of financial instruments:

The Company's material financial instruments at July 31, 2008 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, and accounts payable. In the opinion of management, the financial instruments were carried at values that approximated their fair values at July 31, 2008 because of their liquidity and/or their short-term maturities.

Note 9 – Cryptometrics merger:

As explained in Note 1, the Company entered into the Merger Agreement on December 27, 2005, that had been amended on various dates through April 14, 2008, with, among others, Cryptometrics pursuant to which Cryptometrics would have merged with a newly created subsidiary of the Company. In consideration of the merger, the stockholders of Cryptometrics would have acquired shares of common stock of the Company, which would have, upon issuance, represented approximately 89.66% of the combined companies’ outstanding shares of common stock, in exchange for all of the issued and outstanding shares of common stock of Cryptometrics. The shares of common stock that were to be received by the stockholders of Cryptometrics would have been registered under the U.S. Securities Act of 1933, as amended. If consummated, the proposed transaction would have been accounted for as a reverse acquisition in which Cryptometrics would be the acquirer for accounting purposes. As of April 30, the automatic termination date for the proposed merger with Cryptometrics elapsed. Pursuant to a letter from Cryptometrics to the Company dated June 17, 2008 and received by the Company on June 18, 2008, Cryptometrics had decided not to extend the Merger Agreement any further and the Merger Agreement had by its terms been terminated, and was void and of no force or effect.

Pursuant to various amendments to the Merger Agreement, if the transaction had been terminated by the Company or for certain other reasons, under certain conditions the Company had agreed to issue Cryptometrics up to 1,000,000 shares of its common stock in consideration for various costs aggregating $230,000 during the year ended July 31, 2008 and $580,000 during the year ended July 31, 2007 advanced by Cryptometrics for the account of the Company (see Note 5). In addition, in consideration of $167,660 of such advances, the Company granted a non-exclusive, perpetual, royalty free license to Cryptometrics to use certain of the intellectual property of Pixaya. As explained in Notes 1 and 5, pursuant to the terms of the Merger Agreement, Cryptometrics has paid various legal and accounting costs related to the merger agreement on behalf of the Company totaling approximately $810,000 that will not have to be repaid by the Company to Cryptometrics since the merger agreement was not terminated by the Company. The costs paid by Cryptometrics have been charged to operating expenses and the amounts received by the Company have been recorded as a capital contribution and included in additional paid-in capital.

In connection with the proposed merger, on various dates from January 24, 2007 through May 20, 2008, the secured convertible debentures and warrants issued to YA Global were amended. As a result, on the date the proposed merger between the Company and Cryptometrics would have closed and becomes effective, (i) Cryptometrics would have assumed all of the rights and obligations under those amended agreements on behalf of the post-merger, combined company, and (ii) the secured convertible debentures would have become convertible at a discount of 5% to the lowest volume weighted average price of the Company’s common stock during the 30 trading days prior to the conversion date and the warrants issued to YA Global would have become convertible at a discount of 12% to the average of the volume weighted average price of the Company’s common stock during the 30 trading days prior to the exercise date. On March 11, March 31 and May 15, 2008, the Company and YA Global agreed to exclude certain warrants from a prior agreement. Accordingly, warrants covering 1,300,000 and 2,000,000 shares of common stock could have been exercised at any time at their original exercise prices of $0.40 and $0.50 per share, respectively, while warrants covering 5,000,000 shares of common stock could have been exercised at various dates commencing September 30, 2008 at 88% of the average of the Volume Weighted Average Price of the Common Stock as quoted by Bloomberg, L.P. during the thirty (30) trading days immediately prior to the “Exercise Restriction Date” or such shorter period if less than thirty (30) trading days had elapsed.

Note 10 – Subsequent events:

On September 30, 2008, the Company and YA Global entered into a letter agreement amending Warrant No. CCP-004 dated May 24, 2006 (the “Warrant Letter Agreement”), which currently permits YA Global, as warrant holder, to exercise Warrant No. CCP-004 for up to 3,000,000 shares of the Company’s common stock at a price of $0.70 per share on a cashless basis. Under the Warrant Letter Agreement, the exercise price for the 3,000,000 shares of the Company’s common stock under Warrant No. CCP-004 was changed from $0.70 per share to $0.20 per share. In addition, YA Global agreed to exercise 1,750,000 shares under Warrant No-CCP-004 at the reduced exercise price of $0.20 per share, on a cash basis, resulting in an aggregate exercise amount of $350,000 to be paid to the Company. YA Global exercised the 1,750,000 shares under Warrant No-CCP-004 on September 30, 2008.

On October 1, 2008, the Company entered into a non-binding Letter of Intent with respect to a merger opportunity with BlueCreek Energy, e2Business Services, a majority shareholder of BlueCreek and YA Global. BlueCreek is a Colorado corporation engaged in the development, extraction and processing of coalbed methane natural gas currently operating within the Rocky Mountains region of the United States. YA Global, in addition to being the provider of much of the Company’s financing since 2002, is a senior secured lender to BlueCreek and has agreed to restructure its two convertible debentures and warrant with BlueCreek at the closing of the merger by reducing the interest rates, amending the conversion terms of the debentures, deferring certain principal payments, converting $2,000,000 of principal into equity of BlueCreek in the form of a warrant, and agreeing to remove certain registration rights it had with respect to the shares underlying the convertible debentures and the warrants.

Pursuant to the letter of intent, we would enter into a merger agreement with BlueCreek and e2Business under which BlueCreek would become our wholly owned subsidiary. In consideration of the merger, the shareholders of BlueCreek would acquire 339,402,576 shares of our common stock, representing upon issuance 82% of our outstanding common stock on a fully diluted basis, in exchange for all of the issued and outstanding capital stock of BlueCreek. In addition to shares of our common stock to be received by the shareholders of BlueCreek at the closing of the merger, the shareholders of BlueCreek may also receive up to an additional 200,000,000 shares of our common stock if BlueCreek achieves certain post-closing milestones. The shares of our common stock to be issued to the shareholders of BlueCreek would not be registered for sale with the SEC and would, therefore, be subject to the resale restrictions of Rule 144. Our existing public shareholders will experience significant dilution from the issuance of these shares to the shareholders of BlueCreek.

Upon closing of the merger, the Company’s current directors and executive officers would resign as directors and executive officers of JAG Media Holdings, Inc and its subsidiaries. The Board of Directors and management would be replaced with designees of BlueCreek.

In connection with the proposed merger, the BlueCreek shareholders who immediately prior to the closing own more than 15% of the outstanding BlueCreek stock (other than YA Global, if applicable) will agree not to sell the shares of the Company’s common stock issued in the merger for a period of twelve months from the closing; provided, however, that prior to the expiration of such period and subject to the resale restrictions of Rule 144, each of such shareholders may sell not more than:

● 50% of the shares that it would be permitted to sell pursuant to Rule 144, during any 3-month period following the expiration of the 6-month Rule 144 holding period, if the post-merger company does not have its shares listed on the American Stock Exchange or the NASDAQ Capital Market at the time of such sales; or

● 75% of the shares that it would be permitted to sell pursuant to Rule 144, during any 3-month period following the expiration of the 6-month Rule 144 holding period, if the post-merger company does have its shares listed on the American Stock Exchange or the NASDAQ Capital Market at the time of such sales and has not received notice that it is not in compliance with any exchange listing requirements.

The closing of the merger would be conditioned upon (i) each party completing a due diligence review, the results of which are satisfactory in all respects to each party, (ii) the Company and BlueCreek obtaining all appropriate and necessary corporate and shareholder approvals for the transaction, and (iii) the entering into of definitive agreements among the parties, including, without limitation, a mutually acceptable definitive merger agreement between BlueCreek and the Company and debt restructuring agreement with YA Global. Except for certain specified provisions, the letter of intent is non-binding. There is no assurance that the definitive documentation called for in the letter of intent will ever be executed, or if executed, that the proposed merger between the Company and BlueCreek will be consummated. Further, to the extent that definitive agreements are reached, no assurances can be given that any such agreements will be entered into consistent with the current expectations of the Company and BlueCreek, as contemplated by the terms of the letter of intent.