Form 10-K/A
period 2008-07-31
JAG MEDIA HOLDINGS INC
filed 2008-11-13
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

JAG MEDIA HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2008

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008, which the Registrant filed with the Securities and Exchange Commission on November 13, 2008 (the “Original 10-K”). This amendment is being filed solely in order to (i) correct the exhibit list and (ii) include the signature page and the exhibit index, which were inadvertently omitted from the Original 10-K. No other modification or update is otherwise being made to any other disclosure or exhibits to the Original 10-K.

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

10.11
Consulting Agreement, dated November 12, 2007, between the Registrant and Walsh Organization, Inc. Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

10.12
Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary Valinoti and the Law Firm of O’Quinn, Laminack & Pirtle. Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

10.13
Subscription Agreement, dated December 10, 2002, between the Registrant and Bay Point Investment Partners LLC. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 9, 2003.

Exhibit No.	Description
10.14
Placement Agent Agreement, dated December 10, 2002, between the Registrant and RMC 1 Capital Markets, Inc. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 9, 2003.

10.15
Placement Agent Agreement, dated as of June 19, 2003, between the Registrant and RMC 1 Capital Markets, Inc., as amended on August 12, 2003. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2003.

10.16
Subscription Agreement, dated as of June 19, 2003, between the Registrant and Bay Point Investment Partners LLC, as amended on August 12, 2003. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2003.

10.17
Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P. Incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

10.18
Non-Circumvention/Non-Disclosure Agreement, dated as of January 1, 2004 between Flow Capital Advisors Inc. and the Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2007.

10.19
Finder’s Fee Agreement, dated as of January 5, 2004, between the Registrant and Flow Capital Advisors, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 20, 2004.

10.20
Finder’s Fee Agreement, dated as of March 14, 2005, by and between the Registrant and Flow Capital Advisors, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2007.

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

Dated: November 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Thomas J. Mazzarisi	Chairman of the Board, Chief Executive	November 13, 2008
Thomas J. Mazzarisi	Officer and General Counsel (Principal
Executive Officer)

/s/ Stephen J. Schoepfer	President, Chief Operating Officer, Chief	November 13, 2008
Stephen J. Schoepfer	Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on June 19, 2006.

3.2	Bylaws of Registrant. Incorporated by reference to the Registrant’s Form SB-2 filed with the SEC on September 30, 1999.

4.1	Form of Common Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.2	Form of Series 2 Class B Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.3	Securities Purchase Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

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

10.11
Consulting Agreement, dated November 12, 2007, between the Registrant and Walsh Organization, Inc. Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

10.12
Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary Valinoti and the Law Firm of O’Quinn, Laminack & Pirtle. Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

10.13
Subscription Agreement, dated December 10, 2002, between the Registrant and Bay Point Investment Partners LLC. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 9, 2003.

10.14
Placement Agent Agreement, dated December 10, 2002, between the Registrant and RMC 1 Capital Markets, Inc. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 9, 2003.

10.15
Placement Agent Agreement, dated as of June 19, 2003, between the Registrant and RMC 1 Capital Markets, Inc., as amended on August 12, 2003. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2003.

10.16
Subscription Agreement, dated as of June 19, 2003, between the Registrant and Bay Point Investment Partners LLC, as amended on August 12, 2003. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2003.

10.17
Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P. Incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

10.18
Non-Circumvention/Non-Disclosure Agreement, dated as of January 1, 2004 between Flow Capital Advisors Inc. and the Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2007.

10.19
Finder’s Fee Agreement, dated as of January 5, 2004, between the Registrant and Flow Capital Advisors, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 20, 2004.

10.20
Finder’s Fee Agreement, dated as of March 14, 2005, by and between the Registrant and Flow Capital Advisors, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2007.

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