Form 10-Q
period 2008-10-31
JAG MEDIA HOLDINGS INC
filed 2008-12-22
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008.

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

Yes           ☑           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 or the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes           ☐           No           ☑

As of December 8, 2008 the Registrant had 63,517,816 shares of Common Stock, 381,749 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

JAG MEDIA HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended October 31, 2008

INDEX

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

JAG Media Holdings, Inc. and Subsidiaries

Index to Financial Statements

PAGE

Condensed Consolidated Balance Sheets
October 31, 2008 (Unaudited) and July 31, 2008	2

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2008 and 2007 (Unaudited)	3

Condensed Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended October 31, 2008 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows
Three Months Ended October 31, 2008 and 2007 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6/11

*     *     *

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 31 2008, and JULY 31, 2008

	October 31, 2008	July 31, 2008
	(unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$391,785	$275,168
Accounts receivable, net of allowance for doubtful accounts of $47,500	36,579	33,369
Other current assets	109,537	103,352

Total current assets	537,901	411,889

Equipment, net of accumulated depreciation of $146,634 and $142,746	31,913	31,207

Totals	$569,814	$443,096

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$339,834	$325,128
Deferred revenues	14,280	15,824
Total liabilities	354,114	340,952

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,749 shares issued and
outstanding	4	4
40,000 shares designated as Series 3; 21,500 shares issued and
outstanding	-	-

	4	4

Commitments and contingencies

Stockholders' equity:
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized;
63,517,816 and 61,767,816 shares issued and outstanding	635	617
Additional paid-in capital	63,801,436	63,379,154
Accumulated deficit	(63,586,375)	(63,277,631)

Total stockholders' equity	215,696	102,140

Totals	$569,814	$443,096

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	Three Months
	Ended October 31,
	2008	2007

Revenues	$42,861	$36,732

Operating expenses:
Cost of revenues	16,798	4,621
Selling expenses	-	7,296
General and administrative expenses	262,507	437,227

Totals	279,305	449,144

Loss from operations	(236,444)	(412,412)

Other income (expense):
Gain on change in value of derivative liability	-	1,933,938
Interest expense	(72,300)	(189,847)

Net income (loss)	$(308,744)	$1,331,679

Basic net income (loss) per share	$(0.00)	$0.03

Diluted net income (loss) per share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	62,376,512	50,666,552

Diluted weighted average common shares outstanding	62,376,512	58,080,023

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED OCTOBER 31, 2008
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, August 1, 2008	61,767,816	$617	$63,379,154	$(63,277,631)	$102,140

Effect of change in exercise price of warrants			72,300		72,300

Shares issued on exercise of warrants	1,750,000	18	349,982		350,000

Net loss				(308,744)	(308,744)

Balance, October 31, 2008	63,517,816	$635	$63,801,436	$(63,586,375)	$215,696

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Operating activities:
Net income (loss)	$(308,744)	$1,331,679
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,888	7,321
Amortization of unearned, stock-based compensation	-	3,300
Gain on change in value of derivative liability	-	(1,933,938)
Amortization of debt discount	-	125,240
Costs of the Company paid by potential merger partner	-	230,113
Effect of issuance of commons stock in exchange for services	-	25,600
Effect of change in exercise price of warrants	72,300	-
Amortization of deferred consulting costs	19,034	65,631
Changes in operating assets and liabilities:
Accounts receivable	(3,210)	(19,255)
Other current assets	(25,219)	9,313
Accounts payable and accrued expenses	14,706	(112,831)
Deferred revenues	(1,544)	7,122

Net cash used in operating activities	(228,789)	(260,705)

Investing activities:
Equipment purchases	(4,594)	-

Net cash used in investing activities	(4,594)	-

Financing activities:
Issuance of common stock upon exercise of warrants and stock options	350,000	398,200

Net cash provided by financing activities	350,000	398,200

Net increase in cash and cash equivalents	116,617	137,495
Cash and cash equivalents, beginning of period	275,168	507

Cash and cash equivalents, end of period	$391,785	$138,002

Supplemental disclosure of noncash financing activities:

Noncash effect of convertible debentures converted to common stock	$-	$1,600,000
Receivable from consultant for options exercised	$-	$78,750
Fair value of fully-vested shares issued to consultant for future services	$-	$70,400
Reclassification of derivative liability	$-	$55,323
Fair value of options issued for future services	$-	$240,179

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of October 31, 2008 (unaudited), their results of operations for the three months ended October 31, 2008 and 2007, cash flows for the three months ended October 31, 2008 and 2007 and changes in stockholders' equity for the three months ended October 31, 2008. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2008 and 2007 and for the years ended July 31, 2008 and 2007 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-K (the "10-K") for the year ended July 31, 2008 that was previously filed with the SEC and from which the July 31, 2008 balance sheet was derived.

The results of the Company's operations for the three months ended October 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2009.

As further explained in Note 1 to the Audited Consolidated Financial Statements, the Company gathers and compiles financial and investment information from contacts at financial institutions and other Wall Street professionals and generates revenues by releasing such information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site.  The Company is also in the business of developing related software focused on streaming video solutions.  Development of these products has been limited as a result of the Company’s lack of financial resources.  The business acquired had not generated any significant revenue as of the date of the acquisition or through October 31, 2008.

The Company is actively pursuing potential mergers. On October 1, 2008, the Company entered into a non-binding Letter of Intent with respect to a merger opportunity with BlueCreek Energy, Inc. (“BlueCreek”), e2Business Services, Inc. (“e2Business”), a majority shareholder of BlueCreek and YA Global Investments, LP (“YA Global”).  BlueCreek is a Colorado corporation engaged in the development, extraction and processing of coalbed methane natural gas currently operating within the Rocky Mountains region of the United States, YA Global, in addition to being the provider of much of the Company’s financing since 2002, is a senior secured lender to BlueCreek and has agreed to restructure its two convertible debentures and warrant with BlueCreek at the closing of the merger by reducing the interest rates, amending the conversion terms of the debentures, deferring certain principal payments, converting $2,000,000 of principal into equity of BlueCreek in the form of a warrant, and agreeing to remove certain registration rights it had with respect to the shares underlying the convertible debentures and the warrants.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $43,000, and it incurred a loss from operations of approximately $236,000 and cash flow deficiencies from operating activities of approximately $229,000 for the three months ended October 31, 2008.  In addition, as of October 31, 2008, the Company only had cash and cash equivalents available of approximately $392,000 and it had working capital of approximately $184,000.  These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least October 31, 2009 and that the Company will need to obtain additional equity or debt financing to sustain its operations.

Management believes that the Company will be able to obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least October 31, 2009. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be  forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and   classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

JAG MEDIA HOLDINGS INC. AND SUBSIDIARIES
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

As of October 31, 2008, there were stock options and warrants outstanding for the purchase of a total of 750,000 and 8,250,000 shares of common stock, respectively (see Notes 4 and 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for the three months ended October 31, 2008 because the Company had a net loss in the three months ended October 31, 2008 and the assumed effects of the exercise of the Company's stock options and warrants that were outstanding during all or part of those periods would have been anti-dilutive.

The table below presents the computation of basic and diluted earnings per common share for the three months ended October 31, 2007:

Basic earnings per share computation	Three Months Ended
October 31, 2007
Numerator:

Net Income	$1,331,679

Denominator:

Basic weighted average shares outstanding	50,666,552

Basic net income per common share	$0.03

Diluted earnings per share computation	Three Months Ended
October 31, 2007
Numerator:

Net income, as reported	$1,331,679
Add: Interest expense on convertible debentures	64,868
Debt discount on convertible debentures	125,240
Deduct: Gain on change in value of derivative liability attributable to options and warrants issued to non-employees assumed to have been exercised
at the beginning of period	(1,933,938)
Net loss, as adjusted	$(412,151)

Denominator:

Basic weighted average shares outstanding	50,666,552

Incremental shares from assumed conversion:

Conversion of stock options	731,264
Conversion of common stock warrants	2,632,207
Conversion of convertible debt	4,050,000

Diluted weighted average shares	58,080,023

Diluted net loss per common share	$(0.01)

JAG MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Income taxes:
As of October 31, 2008, the Company had Federal net operating loss carry forwards of approximately $38,891,000 available to reduce future Federal taxable income which will expire from 2019 through 2028.

As of October 31, 2008, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$5,000
Unearned compensation	20,000
Net operating loss carryforwards	14,514,000
14,539,000
Less valuation allowance	(14,539,000)

Total	$-

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of October 31, 2008.

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2008. As a result of increases in the valuation allowances of $105,000 and $173,000, during the three months ended October 31, 2008 and 2007, respectively, which were primarily attributable to the net income or loss incurred during each of those periods there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 4 - Equity and debt financing agreements with YA Global:
On April 9, 2002, the Company entered into an equity line purchase agreement (the " Equity Line Agreement") with YA Global pursuant to which the Company had, in effect, put options whereby, subject to certain conditions, it could have required YA Global to purchase shares of its common stock from time to time at an aggregate purchase price of $10,000,000 through August 2006.  The purchase price was to be 95% of the lowest closing bid price of the Company’s common stock over a specified number of trading days commencing on specified dates.  YA Global was entitled to a cash fee equal to 5% of the gross proceeds received by the Company from YA Global in connection with each put.  As of May 25, 2006, the date the Equity Line Agreement was effectively cancelled, $4,035,000 of the Company’s Equity Line with YA Global had been utilized. On January 25, 2005, the Company entered into a Promissory Note Agreement with YA Global for a loan of $2,000,000.

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

JAG MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - Equity and debt financing agreements with YA Global (concluded):

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

In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to YA Global to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share (see Note 7 herein). The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.

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

As of October 31, 2007, the fair value of the warrants was approximately $9,069,000.  This resulted in the recognition of unrealized gain on derivative liability of approximately $1,990,000 during the three months ended October 31, 2007.

In addition, all of the remaining debentures were converted on January 31, 2008. As a result, the Company no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares. On September 30, 2008, the Company and YA Global agreed to reduce the exercise price of warrants to purchase 3,000,000 shares of the Company’s common stock from $0.70 per to $0.20 per share and YA Global agreed to exercise warrants to purchase 1,750,000 shares of common stock at $0.20 for $350,000.  Since the change in exercise price is a material restatement of terms, the Company valued the warrants for the purchase of 3,000,000 shares of common stock based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming a risk free interest rate of 2.28% annually, no dividend payments, annual volatility of 198.949%, the stock price of $0.38 per share when valued and exercise prices of $0.70 and $0.20, respectively.  This resulted in an increase in the fair value of the warrants from approximately $983,700 to $1,056,000.  The increase in the value of the warrants of $72,300 was recorded as interest expense during the three months ended October 31, 2008 and additional paid-in capital as of October 31, 2008.

As of October 31, 2008, there were no outstanding options granted to non-employees.

During the three months ended October 31, 2007, YA Global converted debentures in the principal amount of $1,600,000 into 4,000,000 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $125,000 during the three months ended October 31, 2007, including $0 which was accreted as a result of the conversions. As of October 31, 2007, the debentures had a net carrying value of approximately $1,132,000, reflecting the remaining outstanding principal balance due of $1,920,000 reduced by remaining unamortized debt discounts aggregating approximately $788,000.

JAG MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 — Issuances of common stock and stock options:
Shares issued for services:
 The Company has issued, from time to time, common stock to employees as compensation and to non-employees, including investment analysts and commentators and other consultants that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services.

During the three months ended October 31, 2008, the Company did not issue any shares of its common stock to any employees or consultants.

Options issued for services:
 The Company has issued, from time to time, stock options for the purchase of common stock to employees as compensation and to non-employees, including investment analysts and commentators and other consultants that have entered into agreements to provide the Company with financial information that is released to subscribers, as consideration for consulting, professional and other services.

As of October 31, 2008, the Company has options outstanding for the purchase of 750,000 shares of common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.

Through July 31, 2006, the Company recognized the cost of grants of options to employees and non-employees based on the fair value of the equity instruments at the date issued amortized over the periods in which the related services were rendered in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, the Company had been estimating the fair value of stock options using an option-pricing model (generally the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using its market value. It has been recording such value through charges to compensation cost and corresponding credits to equity. The charges to compensation cost are being amortized to expense over the vesting period. As required, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application transition method. Because the fair value recognition provisions of SFAS 123 and SFAS 123(R) are materially consistent, the adoption of SFAS 123(R) did not have a significant impact on the methods used by the Company to value and account for its options or its financial position and results of operations. In accordance with SFAS 123(R), the Company reclassified previously unamortized unearned compensation of $34,870 from unearned compensation to additional paid-in capital as of the date of adoption. There was no charge to operations.

During the three months ended October 31, 2008, YA Global exercised warrants for the purchase of 1,750,000 shares of common stock at $0.20 per share resulting in net proceeds to the Company of $350,000.

During the three months ended October 31, 2008, the Company issued no options for the purchase of shares of common stock.

As of October 31, 2008, the Company has the ability to issue options to purchase an additional 5,250,000 shares of common stock under the Incentive Plan.

JAG MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 — Issuances of common stock and stock options (concluded):

The table below summarizes the stock option activity pursuant to the Company’s Incentive Plan for the three months ended October 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding August 1, 2008	750,000	$0.02
Granted	-	-
Exercised	-	-
Options outstanding October 31, 2008	750,000	$0.02	2.83	$285,000
Options exercisable October 31, 2008	750,000	$0.02	2.83	$285,000

 Note 6 - Litigation:

The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.

Note 7 - BlueCreek merger:

As explained in Note 1 herein, on October 1, 2008 the Company entered into a non-binding Letter of Intent with respect to a merger opportunity with BlueCreek, e2Business Services, a majority shareholder of BlueCreek and YA Global.  BlueCreek is a Colorado corporation engaged in the development, extraction and processing of coalbed methane natural gas currently operating within the Rocky Mountains region of the United States YA Global, in addition to being the provider of much of the Company’s financing since 2002, is a senior secured lender to BlueCreek and has agreed to restructure its two convertible debentures and warrant with BlueCreek at the closing of the merger by reducing the interest rates, amending the conversion terms of the debentures, deferring certain principal payments, converting $2,000,000 of principal into equity of BlueCreek in the form of a warrant, and agreeing to remove certain registration rights it had with respect to the shares underlying the convertible debentures and the warrants.  Pursuant to the letter of intent, the Company would enter into a merger agreement with BlueCreek and e2Business under which BlueCreek would become JAG Media’s wholly owned subsidiary. In consideration of the merger, the shareholders of BlueCreek would acquire shares of JAG Media’s common stock, representing upon issuance 82% of JAG Media’s outstanding common stock on a fully diluted basis, in exchange for all of the issued and outstanding capital stock of BlueCreek. In addition to shares of JAG Media’s common stock to be received by the shareholders of BlueCreek at the closing of the merger, the shareholders of BlueCreek may also receive up to an additional 200,000,000 shares of JAG Media’s common stock if BlueCreek achieves certain post-closing milestones.  The shares of JAG Media’s common stock to be issued to the shareholders of BlueCreek would not be registered for sale with the SEC and would, therefore, be subject to the resale restrictions of Rule 144.  JAG Media’s existing public shareholders will experience significant dilution from the issuance of these shares to the shareholders of BlueCreek. Upon closing of the merger, the Company’s current directors and executive officers would resign as directors and executive officers of JAG Media Holdings, Inc and its subsidiaries.  The Board of Directors and management would be replaced with designees of BlueCreek.

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

Item 2.  Management’s Discussion and Analysis and Results of Operations

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

The accounting policies and estimates used as of July 31, 2008, as outlined in our previously filed annual report on Form 10-K filed on November 11, 2008, as amended on Form 10-K/A filed on November 11, 2008, have been applied consistently for the three months ended October 31, 2008.

Related Party Transactions

None

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations

Three months ended October 31, 2008 as compared to three months ended October 31, 2007.

	Three Months ended October 31,
	2008	2007	$ Change

Revenues	$42,861	$36,732	$6,129

Operating expenses:
Cost of revenues	16,798	4,621	12,177
Selling expenses	-	7,296	(7,296)
General and administrative expenses	262,507	437,227	(174,720)

Totals	279,305	449,144	(169,839)

Loss from operations	(236,444)	(412,412)	175,968

Other income (expense) :
Gain on change in value of derivative
liability	-	1,933,938	(1,933,938)
Interest expense	(72,300)	(189,847)	117,547

Net income (loss)	$(308,744)	$1,331,679	$(1,640,423)

Revenues

Revenues consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product "JAGNotes." JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues increased for the three months ended October 31, 2008 versus the three months ended October 31, 2007 as investors seek additional sources of information due to current financial market conditions.  This demand for additional sources of financial information resulted in an increase in the number of our subscribers.

Cost of revenues

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, and costs in connection with the development and maintenance of the web site.

During the three months ended October 31, 2008, there were approximately $10,000 of consulting fees as compared to approximately none for the three months ended October 31, 2007.  Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $10,000 for the three months ended October 31, 2008.  The increase in consulting fees is a result of the amortization of consulting contracts associated with maintaining the content of our jagnotes.com website. Costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site increased slightly.

Selling expenses

We have temporarily discontinued our advertising and other promotional expenses.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which includes non-cash charges of approximately $18,000 for a portion of the issuance of 250,000 options with an aggregate fair value of approximately $138,000 to a non-employee for services, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to a reduction in an accrual of approximately $22,000 for settlement of a payroll tax audit for the three months ended October 31, 2008 as opposed to an accrual for payroll taxes of approximately $45,000 for the three months ended October 31, 2007 and decreases in salaries of approximately $51,000 and decreases in consulting fees of approximately $57,000 during the three months ended October 31, 2008 versus the October 31, 2007.

Gain on change in value of derivative liability

As of July 31, 2008 and October 31, 2008, we had no equity instruments that could result in the issuance of an indeterminable number of our common shares, therefore there is no derivative liability as of October 31, 2008 or gain or loss resulting from the change in the fair market value of our common stock.  The gain on derivative liability for the three months ended October 31, 2007 reflects the effect of the decrease in the fair market value of our common stock and the resulting increase as of October 31, 2007 in the excess of the fair value of the value of the warrants issued in excess of debt proceeds and options issued to non-employees as compensation. As of October 31, 2007, the fair market value of the warrants was approximately $9,069,000 while as of July 31, 2007, the fair market value of those warrants was approximately $11,059,000, resulting in a gain of approximately $1,990,000 for the three months ended October 31, 2007. There were no options issued to non-employees at October 31, 2008 or July 31, 2008.

Interest expense

The decrease in interest expense of approximately $118,000 arises from the reduction in the principal amount outstanding of YA Global Investments, L.P.’s (“YA Global”) convertible debentures partially offset by interest incurred as a result of the change in terms reducing the exercise price of warrants issued to YA Global.

Since the change in exercise price is a material restatement of terms, we valued the warrants for the purchase of 3,000,000 shares of common stock based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming a risk free interest rate of 2.28% annually, no dividend payments, annual volatility of 198.949%, the stock price of $0.38 per share when valued and exercise prices of $0.70 and $0.20, respectively, resulting in an increase in the fair value of the warrants from $983,700 to $1,056,000.  The increase of $72,300 was recorded as interest expense for the three months ended October 31, 2008.

During the three months ended October 31, 2007 interest totaling approximately $190,000 is comprised of interest on our secured convertible debentures and interest from amortization of debt discount. Interest on debentures of approximately $65,000 was incurred as interest charged at 10% per annum on our convertible debentures.

Liquidity and Capital Resources

We only generated revenues of approximately $43,000 and $37,000 and we incurred net operating losses of approximately $236,000 and $412,000 and cash flow deficiencies from operating activities of approximately $229,000 and $261,000 for the three months ended October 31, 2008 and 2007, respectively.  In addition, at October 31, 2008, we had cash and cash equivalents of approximately $392,000 and working capital of approximately $184,000.  These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least October 31, 2009 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.

We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least October 31, 2009. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $392,000 as of October 31, 2008 results primarily from the transaction with YA Global described below.

On September 30, 2008 we and YA Global agreed to reduce the exercise price of warrants to purchase 3,000,000 of our common stock from $0.70 per to $0.20 per share and YA Global agreed to exercise warrants to purchase 1,750,000 of common stock at $0.20 for $350,000.  On September 30, 2008, YA Global exercised the warrants to purchase 1,750,000 shares of common stock and remitted $350,000 to us.

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of October 31, 2008 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended October 31, 2008 and 2007 or that they will have a significant effect at the time they become effective.

Recent Events

On October 1, 2008, we entered into a non-binding Letter of Intent with BlueCreek Energy, Inc. (“BlueCreek”), a Colorado corporation engaged in the development, extraction and processing of coalbed methane natural gas currently within the Rocky Mountains region of the United States, e2Business Services, Inc. (“e2Business”), a majority shareholder of BlueCreek and YA Global.  YA Global, in addition to being the provider of much of our financing since 2002, is a senior secured lender to BlueCreek and has agreed to restructure its two convertible debentures and warrant with BlueCreek at the closing of the merger by reducing the interest rates, amending the conversion terms of the debentures, deferring certain principal payments, converting $2,000,000 of principal into equity of BlueCreek in the form of a warrant, and agreeing to remove certain registration rights it had with respect to the shares underlying the convertible debentures and the warrants.

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

The closing of the merger would be conditioned upon (i) each party completing a due diligence review, the results of which are satisfactory in all respects to each party, (ii) Us and BlueCreek obtaining all appropriate and necessary corporate and shareholder approvals for the transaction, and (iii) the entering into of definitive agreements among the parties, including, without limitation, a mutually acceptable definitive merger agreement between BlueCreek and us and debt restructuring agreement with YA Global.  Except for certain specified provisions, the letter of intent is non-binding.  There is no assurance that the definitive documentation called for in the letter of intent will ever be executed, or if executed, that the proposed merger between us and BlueCreek will be consummated. Further, to the extent that definitive agreements are reached, no assurances can be given that any such agreements will be entered into consistent with the current expectations of us and BlueCreek, as contemplated by the terms of the letter of intent.

Item 3. Quantative and Qualitative Disclosure About Market Risk

N/A.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended October 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures; and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended October 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of our Common Stock were issued to YA Global Investments, L.P., upon their exercise of Warrant No. CCP-4, in reliance on Section 3(a) (9) of the Securities Act of 1933, as amended.

Date of Exercise	Exercise Price/Share	Shares Exercised	Aggregate Exercise Amount
September 30, 2008	$0.20	1,750,000	$350,000

Item 3. Defaults Upon Senior Securities

Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited, is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc. As of the date of the filing of this report, the amount of the default is £23,387, equivalent to approximately $36,000, based on the December 19, 2008 Exchange Rate of £1=US$1.54040).

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

JAG MEDIA HOLDINGS, INC.
Date: December 22, 2008	By:	/s/ Thomas J. Mazzarisi
		Name:	Thomas J. Mazzarisi
		Title:	Chairman of the Board and Chief Executive Officer

Date: December 22, 2008	By:	/s/ Stephen J. Schoepfer
		Name:	Stephen J. Schoepfer
		Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer