Form 10-Q
period 2009-01-31
JAG MEDIA HOLDINGS INC
filed 2009-03-20
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009.

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

Yes ☐      No ☑

As of March 16, 2009 the Registrant had 65,517,816 shares of Common Stock, 381,749 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

JAG MEDIA HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended January 31, 2009

INDEX

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3: Defaults Upon Senior Securities	21

Item 4: Submission of Matters to Vote of Security Holders	21

Item 5: Other Information	21

Item 6: Exhibits	21

Signatures	22

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

JAG Media Holdings, Inc. and Subsidiaries

Index to Financial Statements

PAGE

Condensed Consolidated Balance Sheets
January 31, 2009 (Unaudited) and July 31, 2008	5

Condensed Consolidated Statements of Operations
Six and Three Months Ended January 31, 2009 and 2008 (Unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders' Equity
(Deficiency) Six Months Ended January 31, 2009 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows
Six Months Ended January 31, 2009 and 2008 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements	9/14

*     *     *

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2009 and JULY 31, 2008

	January 31, 2009	July 31, 2008
	(unaudited)	(See note 1)
Assets

Current assets:
Cash and cash equivalents	$39,129	$275,168
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $47,500	33,319	33,369
Other current assets	129,414	103,352

Total current assets	201,862	411,889

Equipment, net of accumulated depreciation of $150,521 and $142,746	28,025	31,207

Totals	$229,887	$443,096

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$427,438	$325,128
Deferred revenues	10,558	15,824
Total liabilities	437,996	340,952

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,749 shares issued and
outstanding	4	4
40,000 shares designated as Series 3; 21,500 shares issued and
outstanding	-	-

	4	4

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued	-	-
Common stock; par value $.00001 per share; 500,000,000 shares authorized;
63,517,816 and 61,767,816 shares issued and outstanding	635	617
Additional paid-in capital	63,801,436	63,379,154
Accumulated deficit	(64,010,184)	(63,277,631)

Total stockholders' equity (deficiency)	(208,113)	102,140

Totals	$229,887	$443,096

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	Six Months		Three Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008

Revenues	$84,514	$78,635	$41,653	$41,903

Operating expenses:
Cost of revenues	27,392	8,025	10,594	3,404
Selling expenses	2,684	13,598	2,684	6,302
General and administrative expenses	714,691	1,000,744	452,184	563,517

Totals	744,767	1,022,367	465,462	573,223

Loss from operations	(660,253)	(943,732)	(423,809)	(531,320)

Other income (expense):
Gain (loss) on change in value of derivative liability	-	602,338	-	(1,331,600)
Interest expense	(72,300)	(1,690,638)	-	(1,500,791)

Net loss	$(732,553)	$(2,032,032)	$(423,809)	$(3,363,711)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.06)

Basic and diluted weighted average common shares
outstanding	62,947,164	52,951,588	63,517,816	55,236,625

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
SIX MONTHS ENDED JANUARY 31, 2009
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, August 1, 2008	61,767,816	$617	$63,379,154	$(63,277,631)	$102,140

Effect of change in exercise price of warrants			72,300		72,300

Shares issued on exercise of warrants	1,750,000	18	349,982		350,000

Net loss				(732,553)	(732,553)

Balance, January 31, 2009	63,517,816	$635	$63,801,436	$(64,010,184)	$(208,113)

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Operating activities:
Net loss	$(732,553)	$(2,032,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,775	15,204
Provision for doubtful accounts	12,500	-
Amortization of unearned, stock-based compensation	-	3,854
Beneficial conversion charge included in interest expense	-	682,991
Gain on change in value of derivative liability	-	(602,338)
Amortization of debt discount	-	912,820
Costs of the Company paid by potential merger partner	-	230,113
Effect of issuance of common stock in exchange for services	-	72,448
Effect of change in exercise price of warrants	72,300	-
Amortization of deferred consulting costs	47,585	280,395
Changes in operating assets and liabilities:
Accounts receivable	(12,450)	(24,374)
Other current assets	(73,647)	14,055
Accounts payable and accrued expenses	102,310	(125,206)
Deferred revenues	(5,266)	(5,892)

Net cash used in operating activities	(581,446)	(577,962)

Investing activities:
Equipment purchases	(4,593)	-

Net cash used in investing activities	(4,593)	-

Financing activities:
Proceeds from exercise of warrants and stock options	350,000	626,950

Net cash provided by financing activities	350,000	626,950

Net increase (decrease) in cash and cash equivalents	(236,039)	48,988
Cash and cash equivalents, beginning of period	275,168	507

Cash and cash equivalents, end of period	$39,129	$49,495

Supplemental disclosure of noncash financing activities:

Noncash effect of convertible debentures converted to common stock	$-	$3,520,000
Effect of issuance of common stock as payment for accued interest	$-	$535,679
Receivable from investor for warrants exercised	$-	$280,000
Fair value of fully-vested common stock issued to consultant in
exchange for services	$-	$94,150
Fair value of options issued for payment of accounts payable	$-	$15,200
Fair value of options issued for future services	$-	$378,327
Reclassification of derivative liability upon exercise of options	$-	$433,652
Reclassification of fair value of warrants from derivative liability
to additional paid-in capital	$-	$10,400,900

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business and Basis of presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of January 31, 2009, their results of operations for the six and three months ended January 31, 2009 and 2008, changes in stockholders' equity for the six months ended January 31, 2009 and cash flows for the six months ended January 31, 2009 and 2008. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2008 and 2007 and for the years ended July 31, 2008 and 2007 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-K (the "10-K") for the year ended July 31, 2008 that was previously filed with the SEC and from which the July 31, 2008 consolidated balance sheet was derived.

The results of the Company's operations for the six and three months ended January 31, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2009.

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

The Company is actively pursuing potential mergers. As further discussed in Note 7 herein, on October 2, 2008 the Company entered into a non-binding Letter of Intent with respect to a merger opportunity with BlueCreek Energy, Inc. (“BlueCreek”), e2Business Services, Inc. (“e2Business”), a majority shareholder of BlueCreek and YA Global. On December 29, 2008, the Company received a letter from BlueCreek, dated December 29, 2008, stating that BlueCreek had elected to terminate further merger discussions with the Company, consistent with the terms of the letter of intent.

As further discussed in Note 8 herein, on March 12, 2009, the Company entered into a Letter of Intent (the “Letter of Intent”) with CardioGenics, Inc. (“CardioGenics”) and Yahia Gawad, a principal stockholder of CardioGenics regarding a proposed acquisition of CardiGenics by JAG Media.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $84,500, and it incurred a net loss of approximately $733,000 and a cash flow deficiency from operating activities of approximately $581,000 for the six months ended January 31, 2009.  In addition, as of January 31, 2009, the Company only had cash and cash equivalents available of approximately $39,000 and working capital deficiency of approximately $236,000.  Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc.  As of January 31, 2009, the amount of the default is £22,596, equivalent to approximately $32,328.  These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least January 31, 2010 and that the Company will need to obtain additional equity or debt financing to sustain its operations.

Management believes that the Company will be able to obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to continue as a going concern through at least January 31, 2010. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Net loss per share:
The Company presents "basic" loss per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants and the conversion of outstanding convertible debentures were issued during the period and the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and net income or loss was adjusted for interest on the convertible debentures.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of January 31, 2009, there were stock options and warrants outstanding for the purchase of a total of 750,000 and 8,250,000 shares of common stock, respectively (see Notes 4 and 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the six and three months ended January 31, 2009 and 2008 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.

Note 3 - Income taxes:
As of January 31, 2009, the Company had Federal net operating loss carry forwards of approximately $39,260,000 available to reduce future Federal taxable income which will expire from 2019 through 2028.

As of January 31, 2009, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$4,000
Unearned compensation	20,000
Net operating loss carryforwards	14,634,000
14,658,000
Less valuation allowance	(14,658,000)

Total	$-

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of January 31, 2009.

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2008. As a result of increases in the valuation allowances of $224,000 and $119,000 during the six and three months ended January 31, 2009, respectively, and $863,000 and $861,000 during the six and three months ended January 31, 2008, respectively, which were primarily attributable to the net loss incurred during each of those periods, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

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

The Company was required to issue irrevocable transfer agent instructions relating to the issuance of stock certificates on conversion of the debentures or exercise of the warrants. The Company was also required to deliver on behalf of itself and its subsidiary, Pixaya LLC, security agreements executed by the Company and its subsidiary granting YA Global a security interest in all their respective assets. Pursuant to such security agreements, the Company and its subsidiary could not incur any further liens, declare a dividend, issue any guarantees or incur any new indebtedness in excess of $25,000 other than trade accounts payable. In accordance with the terms of the January 31, 2008 agreement between the Company and YA Global, the security agreements were terminated, effective upon conversion by YA Global of the remaining principal and accrued interest on the convertible debentures into common stock of the Company.

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

As of January 31, 2008, the warrants for the purchase of 12,000,000 shares was valued at approximately $10,400,900 based on the Black-Scholes option pricing model assuming a risk free interest rate of 5.25% annually, no dividend payments, annual volatility of 203.855%, exercise prices ranging from $0.40 to $0.80 per share, and the stock price of $0.91 per share when valued. This resulted in the recognition of unrealized gain on derivative liability of approximately $658,000 during the six months ended January 31, 2008 and unrealized loss on derivative liability of approximately $1,331,600 during the three months ended January 31, 2008.

On January 31, 2008, warrants for the purchase of 700,000 shares were exercised at the price of $0.40 per share, resulting in increase in additional paid-in capital of approximately $280,000.  The aggregate exercise price of $280,000 was not paid by YA Global until after January 31, 2008.  In addition, as explained below, all of the remaining debentures were converted on January 31, 2008.  As a result, the Company no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares.  Accordingly, the fair value of the warrants of $10,400,900 at the time of the exercise of the 700,000 warrants and the conversion of the debentures was reclassified from derivative liability to additional paid-in capital.

As of January 31, 2009, there were no outstanding options granted to non-employees

During the six and three months ended January 31, 2008, respectively, YA Global converted debentures in the principal amounts of $3,520,000 and $1,920,000 into 8,800,000 and 4,800,000 shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $913,000 and $788,000 during the six and three months ended January 31, 2008, including $705,000 which was accreted as a result of the conversions.  As a result, the Company had no debentures outstanding as of January 31, 2008.

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

On September 30, 2008, the Company and YA Global agreed to reduce the exercise price of warrants to purchase 3,000,000 of the Company’s common stock from $0.70 per to $0.20 per share and YA Global agreed to exercise warrants to purchase 1,750,000 of common stock at $0.20 for $350,000.  Since the change in exercise price is a material restatement of terms, the Company valued the warrants for the purchase of 3,000,000 shares of common stock based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming a risk free interest rate of 2.28% annually, no dividend payments, annual volatility of 198.949%, the stock price of $0.38 per share when valued and exercise prices of $0.70 and $0.20, respectively.  This resulted in an increase in the fair value of the warrants from approximately $983,700 to $1,056,000.  The increase in the value of the warrants of $72,300 was recorded as interest expense during the six months ended January 31, 2009 and additional paid-in capital as of January 31, 2009.

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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and six months ended January 31, 2009, the Company did not issue any of its common stock to any employees or consultants.

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

As of January 31, 2009, the Company has options outstanding for the purchase of 750,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.

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

During the six and three months ended January 31, 2009, the Company issued no options for the purchase of common stock.

As of January 31, 2009, the Company has the ability to grant options to purchase an additional 5,250,000 shares of common stock under the Incentive Plan.

The table below summarizes the stock option activity pursuant to our Incentive Plan for the six months ended January 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding August 1, 2008	750,000	$0.02
Granted	-	-
Exercised	-	-
Options outstanding January 31, 2009	750,000	$0.02	2.58	$150,000
Options exercisable January 31, 2009	750,000	$0.02	2.58	$150,000

Warrants:

During the six and three months ended January 31, 2009, respectively, YA Global exercised warrants for the purchase of  1,750,000 shares of common stock and no shares of common stock at $0.20 per share resulting in net proceeds to the Company of $350,000 and none, respectively.

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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - Proposed merger:
On October 2, 2008, the Company entered into a non-binding Letter of Intent with respect to a merger opportunity with BlueCreek, e2Business Services, a majority shareholder of BlueCreek and YA Global.  BlueCreek is a Colorado corporation engaged in the development, extraction and processing of coalbed methane natural gas currently operating within the Rocky Mountains region of the United States YA Global, in addition to being the provider of much of the Company’s financing since 2002, is a senior secured lender to BlueCreek and had agreed to restructure its two convertible debentures and warrant with BlueCreek at the closing of the merger by reducing the interest rates, amending the conversion terms of the debentures, deferring certain principal payments, converting $2,000,000 of principal into equity of BlueCreek in the form of a warrant, and agreeing to remove certain registration rights it had with respect to the shares underlying the convertible debentures and the warrants.  Pursuant to the letter of intent, the Company would have entered into a merger agreement with BlueCreek and e2Business under which BlueCreek would have become JAG Media’s wholly owned subsidiary. In consideration of the merger, the shareholders of BlueCreek would have acquired shares of JAG Media’s common stock, representing upon issuance 82% of JAG Media’s outstanding common stock on a fully diluted basis, in exchange for all of the issued and outstanding capital stock of BlueCreek. In addition to shares of JAG Media’s common stock to be received by the shareholders of BlueCreek at the closing of the merger, the shareholders of BlueCreek may also have received up to an additional 200,000,000 shares of JAG Media’s common stock if BlueCreek achieved certain post-closing milestones.  The shares of JAG Media’s common stock to be issued to the shareholders of BlueCreek would not have been registered for sale with the SEC and would, therefore, have been subject to the resale restrictions of Rule 144.  JAG Media’s existing public shareholders would have experienced significant dilution from the issuance of these shares to the shareholders of BlueCreek. Upon closing of the merger, the Company’s current directors and executive officers would have resigned as directors and executive officers of JAG Media Holdings, Inc and its subsidiaries.  The Board of Directors and management would have been replaced with designees of BlueCreek.

The closing of the merger would have been conditioned upon (i) each party completing a due diligence review, the results of which were satisfactory in all respects to each party, (ii) the Company and BlueCreek obtaining all appropriate and necessary corporate and shareholder approvals for the transaction, and (iii) the entering into of definitive agreements among the parties, including, without limitation, a mutually acceptable definitive merger agreement between BlueCreek and the Company and debt restructuring agreement with YA Global.  Except for certain specified provisions, the letter of intent was non-binding.

On December 29, 2008, the Company received a letter from BlueCreek, dated December 29, 2008, stating that BlueCreek had elected to terminate further merger discussions with the Company, consistent with the terms of the letter of intent.

Note 8 – Subsequent events:
On March 12, 2009, JAG Media and YA Global Master SPV Ltd. (“YA Ltd”) entered into a Standby Equity Distribution Agreement (the “SEDA”) pursuant to which YA Ltd agreed to purchase up to $5,000,000 of JAG Media’s common stock (the “Commitment Amount”) over the course of the thirty-six (36) months following the date the registration statement for the shares to be issued pursuant to the SEDA is first declared effective (the “Commitment Period”). JAG Media shall have the right, but not the obligation, to sell common stock to YA Ltd during the Commitment Period. Each right to sell common stock to YA Ltd is an “Advance” under the SEDA.

In order to request an Advance under the SEDA, JAG Media must submit a written notice to YA Ltd specifying the amount of the Advance (an “Advance Notice”). An Advance Notice may be delivered to YA Ltd every five (5) trading days. The common stock issued to YA Ltd in connection with each Advance Notice shall be issued at a purchase price equal to 95% of the lowest Volume Weighted Average Price (“VWAP”) during the five trading days immediately following the date of the Advance Notice, as reported by Bloomberg, L.P. In addition (i) each Advance may not exceed $250,000; (ii) the aggregate amount of the Advances pursuant to the SEDA shall not exceed the Commitment Amount; (iii) in no event shall the number of shares of common stock issuable to YA Ltd pursuant to an Advance cause the aggregate number of shares of common stock beneficially owned by YA Ltd and its affiliates to exceed 9.99% of the then outstanding common stock of JAG Media. Further, JAG Media’s common stock being authorized for quotation on a “Principal Market,” which is defined as the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, the NYSE Euronext, the OTC Bulletin Board or the New York Stock Exchange, shall be a condition to any Advance. Each Advance shall also be subject to such additional terms and conditions as are set forth in the SEDA. On the 11th trading day following the completion of the “Commencement Date,” as defined in the Registration Rights Agreement (the “Commencement Date”), JAG Media shall issue to YA Ltd, as a commitment fee, shares of JAG Media common stock in an amount equal to $250,000 divided by the average of the VWAP for each of the ten (10) trading days following the effective date of the Acquisition (the “Commitment Fee Shares”). The Commitment Fee Shares shall be included on any registration statement filed by JAG Media after the date of the SEDA, unless such shares may be resold without any limitation pursuant to Rule 144.

On March 12, 2009, concurrent with the execution of the SEDA, JAG Media and YA Ltd also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which JAG Media agreed to register the shares of JAG Media common stock to be issued in connection with the SEDA (the “Registrable Securities”). JAG Media may not file the registration statement for the Registrable Securities (the “Registration Statement”) prior to the tenth (10th) trading day following the Commencement Date and JAG Media shall not have the ability to make any Advances under the SEDA until the Registration Statement is declared effective. JAG Media shall cause the Registration Statement that has been declared effective to remain effective at all times until all Registrable Securities under the Registration Statement cease to be Registrable Securities. Once issued, Registrable Securities cease to be Registrable Securities when (i) such Registrable Securities have been disposed of pursuant to the Registration Statement; (ii) such Registrable Securities have been sold under circumstances under which all of the applicable conditions of Rule 144 (or any similar provision then in force) are met; or (iii) in the opinion of counsel to JAG Media such Registrable Securities may permanently be sold without registration and without any time, volume or manner limitations pursuant to Rule 144.

On March 12, 2009 JAG Media and YA Global entered into a letter agreement amending Warrant No. CCP-003 dated May 24, 2006 (the “Warrant Letter Agreement”), which currently permits YA Global, as warrant holder, to exercise Warrant No. CCP-003 for up to 2,000,000 shares of JAG Media’s common stock at a price of $0.60 per share on a cashless basis. Under the Warrant Letter Agreement, the exercise price for the 2,000,000 shares of JAG Media common stock under Warrant No. CCP-003 was changed from $0.60 per share to $0.07 per share. In addition, YA Global agreed to exercise, and did exercise on March 13, 2009, the 2,000,000 shares under Warrant No-CCP-003 at the reduced exercise price of $0.07 per share, on a cash basis, resulting in an aggregate exercise amount of $140,000 to be paid to JAG Media.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant No. CCP-003, and its underlying shares, shall not be registered for sale and shall be subject to the rights and restrictions of Rule 144.

On March 12, 2009, JAG Media entered into a letter of intent with CardioGenics Inc., an Ontario, Canada corporation and Yahia Gawad, a principal stockholder of CardioGenics pursuant to which, among other matters, CardioGenics would be acquired by a newly created Ontario, Canada corporation (“ExchangeCo”), which would be wholly-owned by another newly created Ontario, Canada corporation wholly-owned by JAG Media (“CallCo”). In consideration of the acquisition of CardioGenics by ExchangeCo, the shareholders of CardioGenics would be issued at the Closing, in exchange for all of the CardioGenics shares, a number of convertible preferred ExchangeCo shares (the “ExchangeCo Shares”), which, upon conversion, would result in the issuance to the ExchangeCo stockholders of a number of shares of JAG Media common stock (the “JAG Media Common Stock”), which upon such issuance would equal eighty-five percent (85%) of the outstanding JAG Media Common Stock (on a fully diluted basis) as of the Closing Date, assuming (for purposes of this calculation) that the shares of JAG Media Common Stock resulting from the conversion of the ExchangeCo Shares were issued at the Closing (the “Proposed Transaction”). The CardioGenics stockholders would have the option to receive their pro-rata number of ExchangeCo Shares or, in lieu thereof, may elect to receive directly their pro-rata number of JAG Media Common Stock shares. CallCo and ExchangeCo would be established as Ontario, Canada subsidiaries of JAG Media prior to the Closing.

The shares of JAG Media Common Stock to be received by the shareholders of CardioGenics would not be registered for sale with the U.S. Securities and Exchange Commission prior to the expiration of the Rule 144 holding period and would, therefore, be subject to the rights and restrictions of Rule 144. The existing public shareholders of JAG Media will experience significant dilution from the issuance of these shares to the shareholders of CardioGenics.

At the Closing, JAG Media’s current directors would resign as directors of JAG Media and its subsidiaries and would also resign as officers and executives of JAG Media and its subsidiaries. JAG Media's board of directors would be replaced with designees of CardioGenics. The current directors of JAG Media would also enter into consulting agreements with the post-closing company at the Closing, pursuant to which they will provide certain consulting services to assist the post-closing company in connection with certain transition matters.

CardioGenics was incorporated in Ontario, Canada in November 1997. CardioGenics develops technology and products targeting the immunoassay segment of the InVitro Diagnostic testing market. CardioGenics has developed the QL Care Analyzer, a proprietary point of care immuno-analyzer, which will run a number of diagnostic tests to be developed by CardioGenics, the first of which will be a series of cardiovascular diagnostic tests. As part of its core proprietary technology, CardioGenics has also developed a proprietary method for silver coating paramagnetic microspheres (a fundamental platform component of immunoassay equipment), which improve instrument sensitivity to light. CardioGenics’ principal offices are located in Mississauga, Ontario, Canada.

The Closing is conditioned upon (i) each party completing a due diligence review, the results of which are satisfactory in all respects to each party, (ii) JAG Media and CardioGenics obtaining all appropriate and necessary corporate and shareholder approvals for the transaction, (iii) the entering into of definitive agreements among the parties, including, without limitation, a mutually acceptable definitive acquisition agreement between CardioGenics and ExchangeCo and other related agreements and (iv) JAG Media Common Stock continuing to be quoted on the OTC Bulletin Board as of the Closing Date.

The execution of the definitive acquisition agreement and other related closing documents shall be subject to (a) JAG Media and YA Global entering into the SEDA and (b) CardioGenics receiving commitments for not less than $1,500,000 in financing.

There is no assurance that the definitive documentation called for in the Letter of Intent will ever by executed, or if executed, that the Proposed Transaction will be consummated. Further, to the extent that definitive agreements are reached, no assurances can be given that any such agreements will be entered into consistent with the current expectations of JAG Media and CardioGenics, as contemplated by the terms of the Letter of Intent.

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

The accounting policies and estimates used as of July 31, 2008, as outlined in our previously filed Form 10-K, have been applied consistently for the six months ended January 31, 2009.

Related Party Transactions

None.

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations

Six months ended January 31, 2009 as compared to six months ended January 31, 2008.

	Six Months
	Ended January 31,
	2009	2008	$ Change
Revenues	$84,514	$78,635	$5,879

Operating expenses:
Cost of revenues	27,392	8,025	19,367
Selling expenses	2,684	13,598	(10,914)
General and administrative expenses	714,691	1,000,744	(286,053)

Totals	744,767	1,022,367	(277,600)

Loss from operations	(660,253)	(943,732)	283,479

Other income (expense) :
Gain on change in value of derivative liability	—	602,338	(602,338)
Interest expense	(72,300)	(1,690,638)	(1,618,338)

Net loss	$(732,553)	$(2,032,032)	$1,299,479

Revenues

Revenues consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades, and analyst coverage changes from various investment banks and brokerage houses. Revenues increased for the six months ended January 31, 2009 versus the six months ended January 31, 2008 as investors seek additional sources of information due to current financial market conditions.

Cost of revenues

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site, and costs in connection with the development and maintenance of the web site.

During the six months ended January 31, 2009, there were $17,000 in consulting fees as compared to none for the six months ended January 31, 2008. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $17,000 for the six months ended January 31, 2009. The increase in consulting fees is a result of consulting contracts associated with our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site increased slightly.

Selling expenses

Selling expenses consist primarily of advertising and other promotional expenses. We have temporarily discontinued our advertising and other promotional expenses.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which includes non-cash charges of approximately $31,000 to for a portion of the issuance of 250,000 options with an aggregate fair value of approximately $138,000 to a non-employee for services, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to a $259,000 reduction in payments to consultants helping to run Pixaya, and a $57,000 reduction in expenses incurred with potential mergers during the six months ended January 31, 2009 versus the six months ended January 31, 2008.

Gain (loss) on change in value of derivative liability

As of July 31, 2008 and January 31, 2009, we had no equity instruments that could result in the issuance of an indeterminable number of our common shares, therefore there is no derivative liability as of January 31, 2009 or gain or loss resulting from the change in the fair market value of our common stock.  The gain on change in value of the derivative liability for the six months ended January 31, 2008 reflects the effect of the decrease in the fair market value of our common stock. As of January 31, 2008, the fair market value of the 12,000,000 warrants was approximately $10,400,900 while as of July 31, 2007, the fair market value of those warrants was approximately $11,059,000, resulting in a gain of approximately $658,000 for the six months ended January 31, 2008. There were no options issued to non-employees at January 31, 2009 or July 31, 2008.

During the six months ended January 31, 2008, YA Global Investments, L.P. (“YA Global”) converted debentures in the principal amounts of $3,520,000 into 8,800,000 shares of our common stock. Therefore, all of the remaining debentures were converted on January 31, 2008.  As a result, we no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares.  Accordingly, the fair value of the warrants of $10,400,900 was reclassified from derivative liability to additional paid-in capital.

Interest expense

The decrease in interest expense of approximately $1,618,000 arises from the reduction in the principal amount outstanding of YA Global convertible debentures partially offset by interest incurred as a result of the change in terms reducing the exercise price of warrants issued to YA Global.

Since the change in exercise price is a material restatement of terms, we valued the warrants for the purchase of 3,000,000 shares of common stock based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming a risk free interest rate of 2.28% annually, no dividend payments, annual volatility of 198.949%, the stock price of $0.38 per share when valued and exercise prices of $0.70 and $0.20, respectively, resulting in an increase in the fair value of the warrants from $983,700 to $1,056,000.  The increase of $72,300 was recorded as interest expense for the six months ended January 31, 2009.

During the six months ended January 31, 2008, interest totaling approximately $1,691,000 is comprised of interest on our secured convertible debentures, interest from amortization of debt discount, and a  non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of accrued interest at $0.40 per share on January 31, 2008 into shares of our common stock when the fair value of our common stock was $0.91 per share.  Interest of approximately $95,000 was incurred as interest charged at 10% per annum on our then outstanding convertible debentures.

Three months ended January 31, 2009 as compared to three months ended January 31, 2008.

	Three Months
	Ended January 31,
	2009	2008	$ Change
Revenues	$41,653	$41.903	$(250)

Operating expenses:
Cost of revenues	10,594	3,404	7,190
Selling expenses	2,684	6,302	(3,618)
General and administrative expenses	452,184	563,517	(111,333)

Totals	465,462	573,223	(107,761)

Loss from operations	(423,809)	(531,320)	107,511

Other income (expense) :
Loss on change in value of derivative liability	—	(1,331,600)	(1,331,600)
Interest expense	—	(1,500,791)	(1,500,791)

Net loss	$(423,809)	$(3,363,711)	$2,939,902

Revenues

Increases in revenue for the three months ended January 31, 2009 versus the three months ended January 31, 2008 as investors seek additional sources of information due to current financial market conditions were offset by decreases due to our lack of advertising and increased competition among providers of financial information.

Cost of revenues

During the three months ended January 31, 2009, there were approximately $7,000 in consulting fees as compared to none during the three months ended January 31, 2008. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $7,000 for the three months ended January 31, 2008. The increase in consulting fees is a result of consulting contracts associated with our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site increased slightly.

Selling expenses

Selling expenses consist primarily of advertising and other promotional expenses. The decrease results from reduction of sales and marketing expenses.

General and administrative expenses

The decrease in general and administrative expenses is attributable to a decrease in legal and accounting costs associated with a proposed acquisition.

Loss on change in value of derivative liability

The loss on change in value of derivative liability for the three months ended January 31, 2008 reflects the effect of the increase in the fair market value of our common stock. As of January 31, 2008, the fair market value of the 12,000,000 warrants was approximately $10,400,900 while as of October 31, 2007, the fair market value of those warrants was approximately $9,069,300, resulting in a loss of approximately $1,331,600 for the three months ended January 31, 2008.

During the three months ended January 31, 2008, YA Global converted debentures in the principal amount of $1,920,000 into 4,800,000 shares of our common stock.  Therefore, all of the remaining debentures were converted on January 31, 2008.  As a result, we no longer had any equity instruments that could result in the issuance of an indeterminable number of common shares.  Accordingly, the fair value of the warrants of $10,400,900 was reclassified from derivative liability to additional paid-in capital. There were no options issued to non-employees at January 31, 2009.

Interest expense

The decrease in interest expense of approximately $1,501,000 arises from the reduction in the principal amount outstanding of YA Global convertible debentures.

During the three months ended January 31, 2008 interest totaling $1,501,000 is comprised of interest on our secured convertible debentures, interest from amortization of debt discount, and this non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature.  Interest on debentures of approximately $30,000 was incurred as interest charged at 10% per annum on our convertible debentures.

Liquidity and Capital Resources

We only generated revenues of approximately $85,000 and we incurred a net loss of approximately $733,000 and a cash flow deficiency from operating activities of approximately $581,000 for the six months ended January 31, 2009. In addition, at January 31, 2009, we only had cash and cash equivalents of approximately $39,000 and working capital deficiency of approximately $236,000. Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc.  As of the date of the filing of this report, the amount of the default is £22,596, equivalent to approximately $32,328.  These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least January 31, 2010 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.

We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least January 31, 2010. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash and cash equivalent position of approximately $39,000 as of January 31, 2009 results primarily from the transactions with YA Global described below.

On September 30, 2008, we and YA Global agreed to reduce the exercise price of warrants to purchase 3,000,000 shares of our common stock from $0.70 per to $0.20 per share and YA Global agreed to exercise warrants to purchase 1,750,000 shares of common stock at $0.20 for $350,000.  On September 30, 2008, YA Global exercised the warrants to purchase 1,750,000 shares of common stock and remitted $350,000 to us.

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of January 31, 2009 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended January 31, 2009 and 2008 or that they will have a significant effect at the time they become effective.

RECENT EVENTS

On March 12, 2009, we and YA Global Master SPV Ltd. (“YA Ltd”) entered into a Standby Equity Distribution Agreement (the “SEDA”) pursuant to which YA Ltd agreed to purchase up to $5,000,000 of our common stock (the “Commitment Amount”) over the course of the thirty-six (36) months following the date the registration statement for the shares to be issued pursuant to the SEDA is first declared effective (the “Commitment Period”). JAG Media shall have the right, but not the obligation, to sell common stock to YA Ltd during the Commitment Period. Each right to sell common stock to YA Ltd is an “Advance” under the SEDA.

In order to request an Advance under the SEDA, we must submit a written notice to YA Ltd specifying the amount of the Advance (an “Advance Notice”). An Advance Notice may be delivered to YA Ltd every five (5) trading days. The common stock issued to YA Ltd in connection with each Advance Notice shall be issued at a purchase price equal to 95% of the lowest Volume Weighted Average Price (“VWAP”) during the five trading days immediately following the date of the Advance Notice, as reported by Bloomberg, L.P. In addition (i) each Advance may not exceed $250,000; (ii) the aggregate amount of the Advances pursuant to the SEDA shall not exceed the Commitment Amount; (iii) in no event shall the number of shares of common stock issuable to YA Ltd pursuant to an Advance cause the aggregate number of shares of common stock beneficially owned by YA Ltd and its affiliates to exceed 9.99% of the then outstanding common stock of JAG Media. Further, JAG Media’s common stock being authorized for quotation on a “Principal Market,” which is defined as the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, the NYSE Euronext, the OTC Bulletin Board or the New York Stock Exchange, shall be a condition to any Advance. Each Advance shall also be subject to such additional terms and conditions as are set forth in the SEDA.

On the 11th trading day following the completion of the “Commencement Date,” as defined in the Registration Rights Agreement (the “Commencement Date”), JAG Media shall issue to YA Ltd, as a commitment fee, shares of JAG Media common stock in an amount equal to $250,000 divided by the average of the VWAP for each of the ten (10) trading days following the effective date of the Acquisition (the “Commitment Fee Shares”). The Commitment Fee Shares shall be included on any registration statement filed by JAG Media after the date of the SEDA, unless such shares may be resold without any limitation pursuant to Rule 144.

On March 12, 2009, concurrent with the execution of the SEDA, we and YA Ltd also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which we agreed to register our shares of common stock to be issued in connection with the SEDA (the “Registrable Securities”). We may not file the registration statement for the Registrable Securities (the “Registration Statement”) prior to the tenth (10th) trading day following the Commencement Date and we shall not have the ability to make any Advances under the SEDA until the Registration Statement is declared effective. JAG Media shall cause the Registration Statement that has been declared effective to remain effective at all times until all Registrable Securities under the Registration Statement cease to be Registrable Securities. Once issued, Registrable Securities cease to be Registrable Securities when (i) such Registrable Securities have been disposed of pursuant to the Registration Statement; (ii) such Registrable Securities have been sold under circumstances under which all of the applicable conditions of Rule 144 (or any similar provision then in force) are met; or (iii) in the opinion of counsel to JAG Media such Registrable Securities may permanently be sold without registration and without any time, volume or manner limitations pursuant to Rule 144.

On March 12, 2009, we and YA Global entered into a letter agreement amending Warrant No. CCP-003 dated May 24, 2006 (the “Warrant Letter Agreement”), which currently permits YA Global, as warrant holder, to exercise Warrant No. CCP-003 for up to 2,000,000 shares of our common stock at a price of $0.60 per share on a cashless basis. Under the Warrant Letter Agreement, the exercise price for the 2,000,000 shares of our common stock under Warrant No. CCP-003 was changed from $0.60 per share to $0.07 per share. In addition, YA Global agreed to exercise, and did exercise on March 13, 2009, the 2,000,000 shares under Warrant No-CCP-003 at the reduced exercise price of $0.07 per share, on a cash basis, resulting in an aggregate exercise amount of $140,000 to be paid to JAG Media.

Warrant No. CCP-003, and its underlying shares, shall not be registered for sale and shall be subject to the rights and restrictions of Rule 144.

Proposed Acquisition of CardioGenics Inc.

On March 12, 2009, we entered into a letter of intent (the "Letter of Intent") with CardioGenics Inc., an Ontario, Canada corporation ("CardioGenics"), and Yahia Gawad, a principal stockholder of CardioGenics pursuant to which, among other matters, CardioGenics would be acquired by a newly created Ontario, Canada corporation (“ExchangeCo), which would be wholly-owned by another newly created Ontario, Canada corporation wholly-owned by JAG Media (“CallCo”). In consideration of the acquisition of CardioGenics by ExchangeCo, the shareholders of CardioGenics would be issued at the Closing, in exchange for all of the CardioGenics shares, a number of convertible preferred ExchangeCo shares (the “ExchangeCo Shares”), which, upon conversion, would result in the issuance to the ExchangeCo stockholders of a number of shares of JAG Media common stock (the “JAG Media Common Stock”), which upon such issuance would equal eighty-five percent (85%) of the outstanding JAG Media Common Stock (on a fully diluted basis) as of the Closing Date, assuming (for purposes of this calculation) that the shares of JAG Media Common Stock resulting from the conversion of the ExchangeCo Shares were issued at the Closing (the “Proposed Transaction”). The CardioGenics stockholders would have the option to receive their pro-rata number of ExchangeCo Shares or, in lieu thereof, may elect to receive directly their pro-rata number of JAG Media Common Stock shares. CallCo and ExchangeCo would be established as Ontario, Canada subsidiaries of JAG Media prior to the Closing.

The shares of JAG Media Common Stock to be received by the shareholders of CardioGenics would not be registered for sale with the U.S. Securities and Exchange Commission prior to the expiration of the Rule 144 holding period and would, therefore, be subject to the rights and restrictions of Rule 144. The existing public shareholders of JAG Media will experience significant dilution from the issuance of these shares to the shareholders of CardioGenics.

At the Closing, our current directors would resign as directors of JAG Media and its subsidiaries and would also resign as officers and executives of JAG Media and its subsidiaries. The board of directors would be replaced with designees of CardioGenics. The current directors of JAG Media would also enter into consulting agreements with the post-closing company at the Closing, pursuant to which they will provide certain consulting services to assist the post-closing company in connection with certain transition matters.

CardioGenics was incorporated in Ontario, Canada in November 1997. CardioGenics develops technology and products targeting the immunoassay segment of the InVitro Diagnostic testing market. CardioGenics has developed the QL Care Analyzer, a proprietary point of care immuno-analyzer, which will run a number of diagnostic tests to be developed by CardioGenics, the first of which will be a series of cardiovascular diagnostic tests. As part of it core proprietary technology, CardioGenics has also developed a proprietary method for silver coating paramagnetic microspheres (a fundamental platform component of immunoassay equipment), which improve instrument sensitivity to light. CardioGenics’ principal offices are located in Mississauga, Ontario, Canada.

The Closing is conditioned upon (i) each party completing a due diligence review, the results of which are satisfactory in all respects to each party, (ii) JAG Media and CardioGenics obtaining all appropriate and necessary corporate and shareholder approvals for the transaction, (iii) the entering into of definitive agreements among the parties, including, without limitation, a mutually acceptable definitive acquisition agreement between CardioGenics and ExchangeCo and other related agreements and (iv) JAG Media Common Stock continuing to be quoted on the OTC Bulletin Board as of the Closing Date.

The execution of the definitive acquisition agreement and other related closing documents shall be subject to (a) JAG Media and YA Global entering into the SEDA and (b) CardioGenics receiving commitments for not less than $1,500,000 in financing.

There is no assurance that the definitive documentation called for in the Letter of Intent will ever by executed, or if executed, that the Proposed Transaction will be consummated. Further, to the extent that definitive agreements are reached, no assurances can be given that any such agreements will be entered into consistent with the current expectations of JAG Media and CardioGenics, as contemplated by the terms of the Letter of Intent.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended January 31, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures; and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended January 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited, is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc. As of the date of the filing of this report, the amount of the default is £22,596.17, equivalent to approximately $32,328.

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

JAG MEDIA HOLDINGS, INC.

Date: March 20, 2009	By:	/s/ Thomas J. Mazzarisi
		Name:	Thomas J. Mazzarisi
		Title:	Chairman of the Board and Chief Executive Officer

Date: March 20, 2009	By:	/s/ Stephen J. Schoepfer
		Name:	Stephen J. Schoepfer
		Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer