Form 10-Q
period 2009-04-30
JAG MEDIA HOLDINGS INC
filed 2009-06-18
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________ .

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

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

As of June 12, 2009 the Registrant had 70,128,004 shares of Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock issued and outstanding.

JAG MEDIA HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended April 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statement

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
ARPIL 30, 2009 and JULY 31, 2008

	April 30, 2009	July 31, 2008
	(unaudited)	(See note 1)
Assets

Current assets:
Cash	$106,252	$275,168
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $47,500	44,959	33,369
Other current assets	134,831	103,352

Total current assets	286,042	411,889

Equipment, net of accumulated depreciation of $154,408 and $142,746	24,139	31,207

Totals	$310,181	$443,096

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$383,024	$325,128
Deferred revenues	14,404	15,824
Total liabilities	397,428	340,952

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,749 shares issued and outstanding	4	4
40,000 shares designated as Series 3; 21,500 shares issued and outstanding	-	-

	4	4

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock; par value $.00001 per share; 50,000,000 shares authorized, none issued	-	-
Common stock; par value $.00001 per share; 500,000,000 shares authorized;
67,517,816 and 61,767,816 shares issued and outstanding	675	617
Additional paid-in capital	64,154,996	63,379,154
Accumulated deficit	(64,242,922)	(63,277,631)

Total stockholders' equity (deficiency)	(87,251)	102,140

Totals	$310,181	$443,096

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(UNAUDITED)

	Nine Months		Three Months
	Ended April 30,		Ended April 30,
	2009	2008	2009	2008

Revenues	$116,774	$119,736	$32,260	$41,101

Operating expenses:
Cost of revenues	29,698	18,569	2,306	10,544
Selling expenses	3,822	46,700	1,138	33,102
General and administrative expenses	862,645	1,567,071	147,954	566,327

Totals	896,165	1,632,340	151,398	609,973

Loss from operations	(779,391)	(1,512,604)	(119,138)	(568,872)

Other income (expense):
Gain on change in value of derivative liability	-	602,338	-	-
Interest expense	(185,900)	(1,690,638)	(113,600)	-

Net loss	$(965,291)	$(2,600,904)	$(232,738)	$(568,872)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	63,506,827	52,951,588	64,663,883	55,236,625

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
NINE MONTHS ENDED APRIL 30, 2009
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, August 1, 2008	61,767,816	$617	$63,379,154	$(63,277,631)	$102,140

Effect of change in exercise price of warrants			185,900		185,900

Shares issued on exercise of warrants	5,750,000	58	589,942		590,000

Net loss				(965,291)	(965,291)

Balance, April 30, 2009	67,517,816	$675	$64,154,996	$(64,242,922)	$(87,251)

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED APRIL 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Operating activities:
Net loss	$(965,291)	$(2,600,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,662	19,368
Provision for doubtful accounts	12,500	-
Amortization of unearned, stock-based compensation	-	3,854
Beneficial conversion charge included in interest expense	-	682,991
Gain on change in value of derivative liability	-	(602,338)
Amortization of debt discount	-	912,820
Costs of the Company paid by potential merger partner	-	230,113
Effect of issuance of common stock in exchange for services	-	97,150
Effect of change in exercise price of warrants	185,900	-
Amortization of deferred consulting costs	47,585	366,964
Loss on abandonment of fixed assets	-	6,029
Changes in operating assets and liabilities:
Accounts receivable	(24,090)	(12,665)
Other current assets	(79,064)	(48,775)
Accounts payable and accrued expenses	57,896	(60,241)
Deferred revenues	(1,420)	(11,961)

Net cash used in operating activities	(754,322)	(1,017,595)

Investing activities:
Equipment purchases	(4,594)	(7,246)

Net cash used in investing activities	(4,594)	(7,246)

Financing activities:
Proceeds from exercise of warrants and stock options	590,000	1,083,350

Net cash provided by financing activities	590,000	1,083,350

Net increase (decrease) in cash	(168,916)	58,509
Cash, beginning of period	275,168	507

Cash, end of period	$106,252	$59,016

Supplemental disclosure of noncash financing activities:

Noncash effect of convertible debentures converted to common stock	$-	$3,520,000
Effect of issuance of common stock as payment for accued interest	$-	$535,679
Receivable from investor for warrants exercised	$-	$-
Fair value of fully-vested common stock issued to consultant in exchange for services	$-	$94,150
Fair value of options issued for payment of accounts payable	$-	$15,200
Fair value of options issued for future services	$-	$460,851
Reclassification of derivative liability upon exercise of options	$-	$433,652
Reclassification of fair value of warrants from derivative liability to additional paid-in capital	$-	$10,400,900

See Notes to Condensed Consolidated Financial Statements.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business and Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of JAG Media Holdings, Inc. ("JAG Media") and its subsidiaries as of April 30, 2009, their results of operations for the nine and three months ended April 30, 2009 and 2008, changes in stockholders' equity for the nine months ended April 30, 2009 and cash flows for the nine months ended April 30, 2009 and 2008. JAG Media and its subsidiaries are referred to together herein as the "Company." Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of July 31, 2008 and 2007 and for the years ended July 31, 2008 and 2007 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-K (the "10-K") for the year ended July 31, 2008 that was previously filed with the SEC and from which the July 31, 2008 consolidated balance sheet was derived.

The results of the Company's operations for the nine and three months ended April 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 2009.

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

The Company is actively pursuing potential mergers. As further discussed in Note 7 herein, on March 12, 2009, the Company entered into a Letter of Intent (the “Letter of Intent”) with CardioGenics, Inc. (“CardioGenics”) and Yahia Gawad, the principal stockholder of CardioGenics (the “Prinicpal Shareholder”) regarding a proposed acquisition of CardiGenics by JAG Media.  As further discussed in Note 7 herein, on May 22, 2009, the Company entered into a Share Purchase Agreement (the “Acquisition Agreement”) with CardioGenics Exchangeco, Inc., (“ExchangeCo”) an Ontario Canada corporation and subsidiary of the Company, which the Company owns through CardioGenics Callco, Inc., (“CallCo”) a wholly-owned Ontario, Canada subsidiary of the Company, CardioGenics, and the Principal Shareholder.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $117,000, and it incurred a net loss of approximately $965,000 and a cash flow deficiency from operating activities of approximately $754,000 for the nine months ended April 30, 2009.  In addition, as of April 30, 2009, the Company only had cash and cash equivalents available of approximately $106,000 and working capital deficiency of approximately $111,000.  Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc.  As of April 30, 2009, the amount of the default is £22,596, equivalent to approximately $37,000.  These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in subscription revenues, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least April 30, 2010 and that the Company will need to obtain additional equity or debt financing to sustain its operations.

Management believes that the Company will be able to obtain sufficient financing directly, or find an appropriate merger candidate that has such financing, to enable it to  continue as a going concern through at least April 30, 2010. However, if the Company cannot obtain sufficient additional financing by that date, the Company may be  forced thereafter to restructure its operations, file for bankruptcy or entirely cease its operations.

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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 30, 2009 and 2008, there were stock options outstanding for the purchase of 750,000 shares of common stock, each, and warrants outstanding for the purchase of 4,250,000 and 11,300,000 shares of common stock, respectively (see Notes 4 and 5 herein). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss in the nine and three months ended April 30, 2009 and 2008 and the assumed effects of the exercise of the Company’s stock options and warrants and the conversion of convertible debentures that were outstanding during all or part of those periods would have been anti-dilutive.

Note 3 - Income taxes:

As of April 30, 2009, the Company had Federal net operating loss carry forwards of approximately $39,379,000 available to reduce future Federal taxable income which will expire from 2019 through 2028.

As of April 30, 2009, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following:

Deferred revenues, net	$5,000
Unearned compensation	20,000
Net operating loss carryforwards	14,674,000
14,699,000
Less valuation allowance	(14,699,000)
Total	$-

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of April 30, 2009.

The Company had also offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance during the year ended July 31, 2008. As a result of increases in the valuation allowances of $265,000 and $41,000 during the nine and three months ended April 30, 2009, respectively, and $1,057,000 and $196,000 during the nine and three months ended April 30, 2008, respectively, which were primarily attributable to the net loss incurred during each of those periods, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

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

In connection with the foregoing May 25, 2006 transaction, the Company issued warrants to YA Global to purchase 12,000,000 shares of common stock. The warrants are exercisable through May 2011 at prices ranging from $0.40 to $0.80 per share (see Note 6 to the Audited Financial Statements). The exercise price and number of shares issuable pursuant to each of the warrants are subject to antidilution provisions.

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

As of April 30, 2009, there were no outstanding options granted to non-employees.

During the nine and three months ended April 30, 2008, respectively, YA Global converted debentures in the principal amounts of $3,520,000 and $0 into 8,800,000 and no shares of the Company’s common stock. The Company recorded amortization of debt discount attributable to the debentures of approximately $913,000 and $0 during the nine and three months ended April 30, 2008, including $705,000 which was accreted as a result of the conversions.  As a result, the Company had no debentures outstanding as of April 30, 2008.

In connection with the conversion of all of the remaining debentures on January 31, 2008, YA Global agreed to the conversion of the accrued interest thereon, totaling approximately $535,700, at $0.40 per share which resulted in the issuance by the Company of 1,339,199 shares of common stock.  In addition to interest expense of approximately $95,000 and $0 charged to operations in the nine and three months ended April 30, 2008 based on the terms of the debentures, the Company also recorded a non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of the accrued interest at $0.40 per share on January 31, 2008 when the fair market value of the Company’s common stock was $0.91 per share.

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

On March 12, 2009, the Company and YA Global agreed to reduce the exercise price of warrants to purchase 2,000,000 of the Company’s common stock from $0.60 per to $0.07 per share and YA Global agreed to exercise warrants to purchase 2,000,000 of common stock at $0.07 for $140,000.  Since the change in exercise price is a material restatement of terms, the Company valued the warrants for the purchase of 2,000,000 shares of common stock based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming a risk free interest rate of 1.03% annually, no dividend payments, annual volatility of 197.118%, the stock price of $0.18 per share when valued and exercise prices of $0.60 and $0.07, respectively.  This resulted in an increase in the fair value of the warrants from approximately $271,800 to $329,000.

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 29, 2009, the Company and YA Global agreed to reduce the exercise price of warrants to purchase 2,000,000 of the Company’s common stock from $0.50 per share to $0.05 per share and YA Global agreed to exercise warrants to purchase 2,000,000 of common stock at $0.05 for $100,000.  Since the change in exercise price is a material restatement of terms, the Company valued the warrants for the purchase of 2,000,000 shares of common stock based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming a risk free interest rate of 0.94% annually, no dividend payments, annual volatility of 194.576%, the stock price of $0.15 per share when valued and exercise prices of $0.50 and $0.05, respectively.  This resulted in an increase in the fair value of the warrants from approximately $217,200 to $273,600.

The increase in the value of the warrants of $185,900 and $113,600 was recorded as interest expense during the nine and three months, respectively, ended April 30, 2009 and additional paid-in capital of $185,900 as of April 30, 2009.

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

During the nine and three months ended April 30, 2009, the Company did not issue any of its common stock to any employees or consultants.

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

As of April 30, 2009, the Company has options outstanding for the purchase of 750,000 shares of, effectively, common stock all of which were granted pursuant to the Company’s 1999 Long-term Incentive Plan (the “Incentive Plan”) which provides for individual awards to officers, employees, directors, consultants and certain other individuals that may take the form of stock options and certain other types of awards for which the value is based in whole or in part upon the fair market value of, the Company’s common stock. The number of shares of common stock that may be subject to all types of awards under the Incentive Plan as amended may not exceed 6,000,000 shares. The options typically vest upon grant but in no case later than two and one-half years after grant and expire the earlier of the tenth anniversary of the grant or the 90th day following termination of employment; provided that during such 90 day period the option will be exercisable only to the extent it was vested as of the date of such termination.

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

During the nine and three months ended April 30, 2009, the Company issued no options for the purchase of common stock.

As of April 30, 2009, the Company has the ability to grant options to purchase an additional 5,250,000 shares of common stock under the Incentive Plan.

The table below summarizes the stock option activity pursuant to our Incentive Plan for the nine months ended April 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding August 1, 2008	750,000	$0.02
Granted	-	-
Exercised	-	-
Options outstanding January 31, 2009	750,000	$0.02	2.34	$97,500
Options exercisable January 31, 2009	750,000	$0.02	2.34	$97,500

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants:

During the nine and three months ended April 30, 2009, respectively, YA Global exercised warrants for the purchase of 5,750,000 and 4,000,000 shares, respectively, of common stock at prices ranging from $0.50 per share to $0.20 per share resulting in net proceeds to the Company of $590,000 and $240,000, respectively.

On May 29, 2009 the Company and YA Global entered into a letter agreement amending Warrant No. CCP-005 dated May 24, 2006 (the “Warrant Letter Agreement”), which currently permits YA Global, as warrant holder, to exercise Warrant No. CCP-005 for up to 3,000,000 shares of JAG Media’s common stock at a price of $0.40 per share on a cashless basis. Under the Warrant Letter Agreement, the exercise price for 2,000,000 shares of JAG Media common stock under Warrant No. CCP-005 was changed from $0.40 per share to $0.10 per share. In addition, YA Global agreed to exercise those 2,000,000 shares under Warrant No-CCP-005 at the reduced exercise price of $0.10 per share, on a cash basis, resulting in an aggregate exercise amount of $200,000 to be paid to JAG Media. YA Global did exercise those options for the purchase of 2,000,000 shares on May 29, 2009 and remitted the proceeds of $200,000 to JAG Media on May 29, 2009.  Since the change in exercise price is a material restatement of terms, the Company valued the warrants for the purchase of 2,000,000 shares of common stock based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming a risk free interest rate of 0.92% annually, no dividend payments, annual volatility of 197.09%, the stock price of $0.44 per share when valued and exercise prices of $0.40 and $0.10, respectively.  This resulted in an increase in the fair value of the warrants from approximately $743,200 to $817,600.  The increase of $74,400 will be recorded as part of interest expense during the quarter ended July 31, 2009.

On May 29, 2009, YA Global exercised the remainder of Warrant No. CCP-004, dated May 24, 2006 and amended September 30, 2008, to purchase 1,250,000 shares of JAG Media’s common stock at $0.20 per share on a cashless basis when the closing bid price of the Company’s common stock was $0.40 per share.  The Company issued 625,000 shares to YA Global in connection therewith.

Note 6 - Litigation:

The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, it is probable that the resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company in subsequent years.

Note 7 - Proposed Merger:

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

In order to request an Advance under the SEDA, JAG Media must submit a written notice to YA Ltd specifying the amount of the Advance (an “Advance Notice”). An Advance Notice may be delivered to YA Ltd every five (5) trading days. The common stock issued to YA Ltd in connection with each Advance Notice shall be issued at a purchase price equal to 95% of the lowest Volume Weighted Average Price (“VWAP”) during the five trading days immediately following the date of the Advance Notice, as reported by Bloomberg, L.P. In addition, (i) each Advance may not exceed $250,000; (ii) the aggregate amount of the Advances pursuant to the SEDA shall not exceed the Commitment Amount; (iii) in no event shall the number of shares of common stock issuable to YA Ltd pursuant to an Advance cause the aggregate number of shares of common stock beneficially owned by YA Ltd and its affiliates to exceed 9.99% of the then outstanding common stock of JAG Media. Further, JAG Media’s common stock being authorized for quotation on a “Principal Market,” which is defined as the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, the NYSE Euronext, the OTC Bulletin Board or the New York Stock Exchange, shall be a condition to any Advance. Each Advance shall also be subject to such additional terms and conditions as are set forth in the SEDA. On the 11th trading day following the completion of the “Commencement Date,” as defined in the Registration Rights Agreement (the “Commencement Date”), JAG Media shall issue to YA Ltd, as a commitment fee, shares of JAG Media common stock in an amount equal to $250,000 divided by the average of the VWAP for each of the ten (10) trading days following the effective date of the Acquisition (the “Commitment Fee Shares”). The Commitment Fee Shares shall be included on any registration statement filed by JAG Media after the date of the SEDA, unless such shares may be resold without any limitation pursuant to Rule 144.

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

JAG MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 12, 2009, JAG Media entered into a letter of intent with CardioGenics Inc., an Ontario, Canada corporation (CardioGenics”) and Yahia Gawad, the principal stockholder of CardioGenics pursuant to which, among other matters, CardioGenics would be acquired by CardioGenics Exchangeco Inc. (“Exchangeco”), a newly created Ontario, Canada corporation, which is wholly-owned by CardioGenics Callco Inc. (“Callco”), another newly created Ontario, Canada corporation wholly-owned by JAG Media. In furtherance of the letter of intent, on May 22, 2009, JAG Media, Callco, Exchangeco, CardioGenics and Yahia Gawad, entered into a Share Purchase Agreement pursuant to which ExchangeCo will acquire all of the outstanding shares of common stock of CardioGenics, excluding 161,269 common shares owned by a minority shareholder of CardioGenics (“CardioGenics Common Shares”) in accordance with the letter of intent entered into on March 12, 2009.

In consideration for the surrender of their CardioGenics Common Shares to ExchangeCo, ExchangeCo shall cause JAG Media to issue to the CardioGenics shareholders 422,183,610 shares of JAG Media common stock, par value $0.00001 (the “Share Consideration”) in accordance with the terms of the Acquisition Agreement. The CardioGenics shareholders shall have the option to receive their pro-rata allocation of the Share Consideration in the form of (a) JAG Media common stock, to be issued at the closing (the “JAG Consideration Shares”) or (b) exchangeable shares of ExchangeCo, to be issued at the closing, which shares shall be exchangeable at any time after the closing into a number of shares of JAG Media common stock equal to such shareholders’ pro rata allocation of the Share Consideration (the “Exchangeable Shares”). Upon issuance, the Share Consideration shall provide the CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of the closing, assuming (for purposes of such calculation) that the Exchangeable Shares were fully exchanged for the permitted number of shares of JAG Media common stock immediately following the closing.

Shares shall not be registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by any CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following the closing and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration. The existing public shareholders of JAG Media will experience significant dilution from the issuance of these shares to the shareholders of CardioGenics.

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

CardioGenics was incorporated in Ontario, Canada in November 1997. CardioGenics develops technology and products targeting the immunoassay segment of the InVitro Diagnostic testing market. CardioGenics has developed the QL Care Analyzer, a proprietary point of care immuno-analyzer, which will run a number of diagnostic tests to be developed by CardioGenics, the first of which will be a series of cardiovascular diagnostic tests. As part of its core proprietary technology, CardioGenics has also developed a proprietary method for silver coating paramagnetic microspheres (a fundamental platform component of immunoassay equipment), which improve the instrument’s sensitivity to light. CardioGenics’ principal offices are located in Mississauga, Ontario, Canada.

The closing of the transaction is scheduled for June 30, 2009 and is subject to (a) the relevant parties to the transaction entering into, prior to the closing, a “Support Agreement” and “Exchange Rights Agreement” enabling Exchangeco to fulfill its obligations with respect to the Exchangeable Shares; (b) CardioGenics closing on private placements of not less than $1,500,000; (c) CardioGenics delivering its audited financial statements to JAG Media in accordance with the Acquisition Agreement; (d) the CardioGenics shareholders and Debenture holders making certain deliveries, prior to the closing, as set forth in the Acquisition Agreement; and (e) the satisfaction of various customary conditions to closing.

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

The accounting policies and estimates used as of July 31, 2008, as outlined in our previously filed Form 10-K, have been applied consistently for the nine months ended April 30, 2009.

Related Party Transactions

None.

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations

Nine months ended April 30, 2009 as compared to nine months ended April 30, 2008.

	Nine Months
	Ended April 30,
	2009	2008	$ Change
Revenues	$116,774	$119,736	$(2,962)

Operating expenses:
Cost of revenues	29,698	18,569	11,129
Selling expenses	3,822	46,700	(42,878)
General and administrative expenses	862,645	1,567,071	(704,426)
Totals	896,165	1,632,340	(736,175)

Loss from operations	(779,391)	(1,512,604)	733,213
Other income (expense) :
Gain on change in value of derivative liability	---	602,338	(602,338)
Interest expense	(185,900)	(1,690,638)	1,504,738

Net loss	$(965,291)	$(2,600,904)	$1,635,613

Revenues

Revenues consist of subscription revenues from annual, semi-annual, quarterly and monthly subscriptions relating to our product “JAGNotes.” JAGNotes is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses. Revenues decreased for the nine months ended April 30, 2009 versus the nine months ended April 30, 2008 due to the lack of advertising, the site’s reduced content and increased competition.

Cost of revenues

Cost of revenues includes the cost to transmit the product over the telephone and fax lines, on-line service charges for our web site and costs in connection with the development and maintenance of the web site.

During the nine months ended April 30, 2009, there were $17,000 consulting fees as compared to $7,600 for the nine months ended April 30, 2008. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $17,000 for the nine months ended April 30, 2009. The increase in consulting fees was a result of the renewal of consulting contracts at the end of the last fiscal year associated with the maintenance of our jagnotes.com website which expired in December 2008. Costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site remained constant.

Selling expenses

Selling expenses consist primarily of advertising and other promotional expenses. We have temporarily discontinued our advertising and other promotional expenses.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits for the officers, other compensation, which includes non-cash charges of approximately $31,000 for a portion of the issuance of 250,000 options with an aggregate fair value of approximately $138,000 to a non-employee for services, occupancy costs, professional fees and other office expenses. The decrease in general and administrative expenses is attributable to a $308,000 reduction in payments to consultants helping to run Pixaya, a $210,000 reduction in printing expenses incurred with potential mergers, a $200,000 reduction in professional expenses incurred with potential mergers, offset primarily by an increase of $12,500 charged to bad debt expense during the nine months ended April 30, 2009 versus the nine months ended April 30, 2008.

Gain (loss) on change in value of derivative liability

As of July 31, 2008 and April 30, 2009, we had no equity instruments that could result in the issuance of an indeterminable number of our common shares; therefore, there is no derivative liability as of April 30, 2009 or gain or loss resulting from the change in the fair market value of our common stock.  The gain on change in value of the derivative liability for the nine months ended April 30, 2008 reflects the effect of the decrease in the fair market value of our common stock. As of January 31, 2008, the fair market value of the 12,000,000 warrants was approximately $10,400,900 while as of July 31, 2007, the fair market value of those warrants was approximately $11,059,000, resulting in a gain of approximately $658,000 for the nine months ended April 30, 2008. There were no options issued to non-employees at April 30, 2009 or July 31, 2008.

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

Interest expense

The decrease in interest expense of approximately $1,505,000 arises from the reduction in the principal amount outstanding of YA Global convertible debentures partially offset by interest incurred as a result of the change in terms reducing the exercise price of warrants issued to YA Global.

During the nine months ended April 30, 2009, we and YA Global agreed to reduce the exercise price of warrants to purchase 7,000,000 shares of our common stock. Since the change in exercise price is a material restatement of terms, we valued the warrants based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming risk free interest rates of between 0.94% and 2.28% annually, no dividend payments, annual volatility ranging from 194.576 to 198.949% and stock prices of between $0.15 and $0.38 per share when valued and exercise prices of, between $0.50 and $0.70; before, and $0.20 and $0.05; after, respectively, resulting in an increase in the fair value of the warrants from $1,472,700 to $1,658,600.  The increase of $185,900 was recorded as interest expense for the nine months ended April 30, 2009.

During the nine months ended April 30, 2008, interest totaling approximately $1,691,000 comprised of interest on our secured convertible debentures, interest from amortization of debt discount and a  non-cash charge to interest expense of approximately $683,000 to reflect the beneficial conversion feature arising from the conversion of accrued interest at $0.40 per share on January 31, 2008 into shares of our common stock when the fair value of our common stock was $0.91 per share. Interest of approximately $95,000 was incurred as interest charged at 10% per annum on our then outstanding convertible debentures.

Three months ended April 30, 2009 as compared to three months ended April 30, 2008.

	Three Months
	Ended April 30,
	2009	2008	$ Change
Revenues	$32,260	$41,101	$(8,841)

Operating expenses:
Cost of revenues	2,306	10,544	(8,238)
Selling expenses	1,138	33,102	(31,964)
General and administrative expenses	147,954	566,327	(418,373)

Totals	151,398	609,973	(458,575)

Loss from operations	(119,138)	(568,872)	449,734

Other income (expense) :
Interest expense	(113,600)	---	(113,600)

Net loss	$(232,738)	$(568,872)	$336,134

Revenues

Revenues decreased for the three months ended April 30, 2009 versus the three months ended April 30, 2008 due to our lack of advertising and increased competition among providers of financial information.

Cost of revenues

During the three months ended April 30, 2009, there were no consulting fees as compared to $7,600 during the three months ended April 30, 2008. Such fees included non-cash charges associated with the amortization of unearned compensation arising from the issuance of shares in exchange for services of approximately $7,600 for the three months ended April 30, 2008. The decrease in consulting fees is a result of the lapse of consulting contracts associated with commentators for our jagnotes.com website. In addition, costs associated with the transmission of our product over telephone and fax line and costs associated with the maintenance of our web site decreased slightly.

Selling expenses

Selling expenses consist primarily of advertising and other promotional expenses. The decrease results from reduction of sales and marketing expenses.

General and administrative expenses

The decrease in general and administrative expenses is attributable to a decrease in legal and accounting costs associated with a proposed acquisition.

Interest expense

During the three months ended April 30, 2009, we and YA Global agreed to reduce the exercise price of warrants to purchase 4,000,000 shares of our common stock. Since the change in exercise price is a material restatement of terms, we valued the warrants based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming risk free interest rates of between 0.94% and 2.28% annually, no dividend payments, annual volatility ranging from 194.576 to 197.118% and stock prices of between $0.15 and $0.18 per share when valued and exercise prices of, between $0.50 and $0.60; before, and $0.07 and $0.05; after, respectively, resulting in an increase in the fair value of the warrants from $489,000 to $602,600.  The increase of $113,600 was recorded as interest expense for the three months ended April 30, 2009.

Liquidity and Capital Resources

We only generated revenues of approximately $117,000 and we incurred a net loss of approximately $965,000 and a cash flow deficiency from operating activities of approximately $754,000 for the nine months ended April 30, 2009. In addition, at April 30, 2009, we only had cash of approximately $106,000 and working capital deficiency of approximately $111,000. Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc.  As of the date of the filing of this report, the amount of the default is £22,596, equivalent to approximately $37,000.  These matters raise substantial doubt about our ability to continue as a going concern.

We believe that, in the absence of a substantial increase in subscription revenues or sales of our streaming video products, it is probable that the we will continue to incur losses and negative cash flows from operating activities through at least April 30, 2010 and that we will need to obtain additional equity or debt financing to sustain our operations until we can market our services, expand our customer base and achieve profitability or effect a merger.

We believe that we will be able to obtain sufficient financing, directly, or find an appropriate merger candidate that has such financing to enable us to continue as a going concern through at least April 30, 2010. However, if we cannot obtain sufficient additional financing by that date, we may be forced thereafter to restructure our operations, file for bankruptcy or entirely cease our operations.

Our cash position of approximately $106,000 as of April 30, 2009 results primarily from the transactions with YA Global described below.

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

On March 12, 2009, we and YA Global agreed to reduce the exercise price of warrants to purchase 2,000,000 shares of our common stock from $0.60 per to $0.07 per share and YA Global agreed to exercise warrants to purchase 2,000,000 of common stock at $0.07 for $140,000.  On March 13, 2009, YA Global exercised the warrants to purchase 2,000,000 shares of common stock and remitted $140,000 to us.

On April 29, 2009, we and YA Global agreed to reduce the exercise price of warrants to purchase 2,000,000 shares of our common stock from $0.50 per to $0.05 per share and YA Global agreed to exercise warrants to purchase 2,000,000 of common stock at $0.05 for $100,000.  On April 30, 2009, YA Global exercised the warrants to purchase 2,000,000 shares of common stock and remitted $100,000 to us.

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of April 30, 2009 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended April 30, 2009 and 2008 or that they will have a significant effect at the time they become effective.

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

In order to request an Advance under the SEDA, we must submit a written notice to YA Ltd specifying the amount of the Advance (an “Advance Notice”). An Advance Notice may be delivered to YA Ltd every five (5) trading days. The common stock issued to YA Ltd in connection with each Advance Notice shall be issued at a purchase price equal to 95% of the lowest Volume Weighted Average Price (“VWAP”) during the five trading days immediately following the date of the Advance Notice, as reported by Bloomberg, L.P. In addition (i) each Advance may not exceed $250,000; (ii) the aggregate amount of the Advances pursuant to the SEDA shall not exceed the Commitment Amount; (iii) in no event shall the number of shares of common stock issuable to YA Ltd pursuant to an Advance cause the aggregate number of shares of common stock beneficially owned by YA Ltd and its affiliates to exceed 9.99% of the then outstanding common stock of JAG Media. Further, JAG Media’s common stock being authorized for quotation on a “Principal Market,” which is defined as the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, the NYSE Euronext, the OTC Bulletin Board or the NewYork Stock Exchange, shall be a condition to any Advance. Each Advance shall also be subject to such additional terms and conditions as are set forth in the SEDA.

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

On May 29, 2009, we and YA Global entered into a letter agreement amending Warrant No. CCP-005 dated May 24, 2006 (the “Warrant Letter Agreement”), which currently permits YA Global, as warrant holder, to exercise Warrant No. CCP-005 for up to 3,000,000 shares of our common stock at a price of $0.40 per share on a cashless basis. Under the Warrant Letter Agreement, the exercise price for 2,000,000 shares of our common stock under Warrant No. CCP-005 was changed from $0.40 per share to $0.10 per share. In addition, YA Global agreed to exercise the 2,000,000 shares under Warrant No-CCP-005 at the reduced exercise price of $0.10 per share, on a cash basis, resulting in an aggregate exercise amount of $200,000 to be paid to JAG Media.  YA Global did exercise those options for the purchase of 2,000,000 shares on May 29, 2009 and remitted the proceeds of $200,000 to JAG Media on May 29, 2009.  Since the change in exercise price is a material restatement of terms, the we valued the warrants for the purchase of 2,000,000 shares of common stock based on the Black-Scholes option pricing model immediately before and immediately after the change in the exercise price assuming a risk free interest rate of 0.92% annually, no dividend payments, annual volatility of 197.09%, the stock price of $0.44 per share when valued and exercise prices of $0.40 and $0.10, respectively.  This resulted in an increase in the fair value of the warrants from approximately $743,200 to $817,600.  The increase of $74,400 will be recorded as part of interest expense during the quarter ended July 31, 2009.

On May 29, 2009, YA Global exercised the remainder of Warrant No. CCP-004, dated May 24, 2006 and amended September 30, 2008, to purchase 1,250,000 shares of our common stock at $0.20 per share on a cashless basis when the closing bid price of our common stock was $0.40 per share.  We issued 625,000 shares of our common stock to YA Global in connection therewith.

Warrant No. CCP-005, and its underlying shares, shall not be registered for sale and shall be subject to the rights and restrictions of Rule 144.

Proposed Acquisition of CardioGenics Inc.

On March 12, 2009, JAG Media entered into a letter of intent with CardioGenics Inc. (“CardioGenics”), an Ontario, Canada corporation and Yahia Gawad, the principal stockholder of CardioGenics pursuant to which, among other matters, CardioGenics would be acquired by CardioGenics Exchangeco Inc. (“ExchangeCo.”), a newly created Ontario, Canada corporation, which is wholly-owned by CardioGenics Callco Inc. (“CallCo”), another newly created Ontario, Canada corporation wholly-owned by JAG Media. In furtherance of the letter of intent, on May 22, 2009 JAG Media, Callco, Exchangeco, CardioGenics and Yahia Gawad, entered into a Share Purchase Agreement pursuant to which ExchangeCo will acquire all of the outstanding shares of common stock of CardioGenics, excluding 161,269 common shares owned by a minority shareholder of CardioGenics (“CardioGenics Common Shares”) in accordance with the letter of intent entered into on March 12, 2009.

In consideration for the surrender of their CardioGenics Common Shares to ExchangeCo, ExchangeCo shall cause JAG Media to issue to the CardioGenics shareholders 422,183,610 shares of JAG Media common stock, par value $0.00001 (the “Share Consideration”) in accordance with the terms of the Acquisition Agreement. The CardioGenics shareholders shall have the option to receive their pro-rata allocation of the Share Consideration in the form of (a) JAG Media common stock, to be issued at the closing (the “JAG Consideration Shares”) or (b) exchangeable shares of ExchangeCo, to be issued at the closing, which shares shall be exchangeable at any time after the closing into a number of shares of JAG Media common stock equal to such shareholders’ pro rata allocation of the Share Consideration (the “Exchangeable Shares”). Upon issuance, the Share Consideration shall provide the CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of the closing, assuming (for purposes of such calculation) that the Exchangeable Shares were fully exchanged for the permitted number of shares of JAG Media common stock immediately following the closing.

Shares shall not be registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by any CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following the closing and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration. The existing public shareholders of JAG Media will experience significant dilution from the issuance of these shares to the shareholders of CardioGenics.

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

CardioGenics was incorporated in Ontario, Canada in November 1997. CardioGenics develops technology and products targeting the immunoassay segment of the InVitro Diagnostic testing market. CardioGenics has developed the QL Care Analyzer, a proprietary point of care immuno-analyzer, which will run a number of diagnostic tests to be developed by CardioGenics, the first of which will be a series of cardiovascular diagnostic tests. As part of its core proprietary technology, CardioGenics has also developed a proprietary method for silver coating paramagnetic microspheres (a fundamental platform component of immunoassay equipment), which improve the instrument’s sensitivity to light. CardioGenics’ principal offices are located in Mississauga, Ontario, Canada.

The closing of the transaction is scheduled for June 30, 2009 and is subject to (a) the relevant parties to the transaction entering into, prior to the closing, a “Support Agreement” and “Exchange Rights Agreement” enabling Exchangeco to fulfill its obligations with respect to the Exchangeable Shares; (b) CardioGenics closing on private placements of not less than $1,500,000; (c) CardioGenics delivering its audited financial statements to JAG Media in accordance with the Acquisition Agreement; (d) the CardioGenics shareholders and Debenture holders making certain deliveries, prior to the closing, as set forth in the Acquisition Agreement; and (e) the satisfaction of various customary conditions to closing.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended April 30, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures; and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended April 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of our Common Stock were issued to YA Global Investments, L.P., upon their exercise of Warrant No. CCP-2, in reliance on Section 3(a) 9 of the Securities Act of 1933, as amended.

Date of Exercise	Exercise Price/Share	Shares Exercised	Aggregate Exercise Amount
April 30, 2009	$0.05	2,000,000	$ 200,000

Item 3. Defaults Upon Senior Securities

Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited, is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc. As of the date of the filing of this report, the amount of the default is £22,596.17, equivalent to approximately $37,000.

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

JAG MEDIA HOLDINGS, INC.

Date: June 18, 2009	By:	/s/ Thomas J. Mazzarisi
		Name:	Thomas J. Mazzarisi
		Title:	Chairman of the Board and Chief Executive Officer

Date: June 18, 2009	By:	/s/ Stephen J. Schoepfer
		Name:	Stephen J. Schoepfer
		Title:	President, Chief Financial Officer, Chief Operating Officer and Secretary

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer