Form 10-Q
period 2009-07-31
JAG MEDIA HOLDINGS INC
filed 2009-09-21
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to _______.

Commission file number 000-28761

JAG MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0380546 (I.R.S. Employer Identification No.)

6295 Northam Drive
Unit 8
Mississauga, Ontario L4V 1WB
(Address of Principal Executive Offices)

(905) 673-8501
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

Yes ☐                        No ☐

As of September 17, 2009 the Registrant had the following number of shares of its capital stock outstanding: 217,656,202 shares of Common Stock, 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 16 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 276,655,415 shares of the Registrant’s Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock.

JAG MEDIA HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended July 31, 2009

INDEX

Page
Part I. Financial Information	1

Item 1: Financial Statements (Unaudited)	1

Condensed Consolidated Balance Sheets at July 31, 2009 (Unaudited) and October 31, 2008	1

Condensed Consolidated Statements of Operations and Accumulated Deficit (Unaudited) for the Three and Nine Months ended July 31, 2009 and 2008 and Cumulative from November 20, 1997 (date of inception) to July 31, 2009	2

Condensed Consolidated Statement of Changes in Stockholders’ Equity [Deficiency] (Unaudited) for the Nine Months ended July 31, 2009	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended July 31, 2009 and 2008 and Cumulative from November 20, 1997 (date of inception) to July 31, 2009	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2: Management’s Discussion and Analysis	20

Item 3: Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T: Controls and Procedures	25

Part II. Other Information	26

Item 1: Legal Proceedings	26

Item 1A: Risk Factors	26

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3: Defaults Upon Senior Securities	26

Item 4: Submission of Matters to Vote of Security Holders	26

Item 5: Other Information	26

Item 6: Exhibits	26

Signatures	27

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

JAG Media Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	July 31	October 31
	2009	2008
	(unaudited)	(Note 2)

Assets

Current
Cash and Cash Equivalents	$3,007,564	$253,872
Deposits and Prepaid Expenses	9,123	8,309
Refundable Taxes Receivable	8,784	9,091
Government Grants and Investment Tax Credits Receivable	176,025	211,024
	3,201,496	482,296
Long Term
Goodwill	12,712,334	—
Property and Equipment	53,122	67,218
Patents	268,737	234,716
	13,034,193	301,934
	$16,235,689	$784,230
Liabilities and Stockholders' Equity (Deficiency)

Liabilities

Current
Accounts Payable and Accrued Expenses	$940,192	$408,870
Due to Director	72,143	872,435
Derivative Liability	12,155,739	—
Accrued Interest Payable	—	565,931
Debentures Payable	25,000	1,006,972
	13,193,074	2,854,208

Mandatorily redeemable Class B common stock; par value $.00001 per share: 400,000 shares designated as series 2; 381,749 shares issued and outstanding	4	—
40,000 shares designated as series 3; 21,500 shares issued and outstanding	—	—
	4	—

Commitments and contingencies
Stockholders' equity (deficiency):
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued
Common stock; par value $.00001 per share; 500,000,000 shares authorized, 217,421,011 and 222,410,228 common shares and 276,655,415 and 0 exchangeable shares issued and outstanding as at July 31, 2009 and October 31, 2008 respectively	4,941	2,224

Additional paid-in capital	21,992,911	2,051,017

Accumulated deficit	(18,905,391)	(4,332,700)

Accumulated other comprehensive income (loss)	(49,850)	209,481

Total stockholders' equity (deficiency)	3,042,611	(2,069,978)
Total liabilities and stockholders' equity (deficiency)	$16,235,689	$784,230

See notes to condensed consolidated financial statements.

JAG Media Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Deficit (Unaudited)

Three Months and Nine Months Ended July 31, 2009 and 2008 and
Cumulative from November 20, 1997 (date of Inception) to July 31, 2009

	For the Three Months Ended		For the Nine Months Ended		Cumulative From November 20, 1997 (Date of Inception) to
	July 31,		July 31,		July 31,
	2009	2008	2009	2008	2009

Operating expenses
Amortization of Property and Equipment	$6,736	$8,196	$18,958	$24,761	$152,909
Amortization of Patent Application Costs	2,513	—	2,513	—	2,513
Write-off of Patent Application Costs	—	—	—	—	29,928
General and Administrative	1,345,418	40,574	1,401,453	111,526	2,833,665
Research and Product Development, Net
of Investment Tax Credits	1,318,826	(120,998)	1,389,868	(91,240)	2,413,247
Total operating expenses and operating loss (income)	2,673,493	(72,228)	2,812,792	45,047	5,432,262

Other expenses (income)
Interest Expense and Bank Charges (Net)	481,285	36,260	598,543	98,792	2,113,038
Loss on Change in Value of Derivative Liability	11,340,329	—	11,340,329	—	11,340,329
Loss (Gain) on Foreign Exchange	(193,387)	(40,894)	(178,973)	110,831	19,762
Total other expenses (income)	11,628,227	(4,634)	11,759,899	209,623	13,473,129

Net Income (loss)	$(14,301,720)	$76,862	$(14,572,691)	$(254,670)	$(18,905,391)

Basic and Fully Diluted Net Income (Loss) per Common Share	$(0.05)	$0.00	$(0.06)	$(0.00)

Weighted-average shares of Common Stock outstanding	271,440,449	222,410,228	240,545,701	222,410,228

See notes to condensed consolidated financial statements.

JAG Media Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (Unaudited)
For the Nine Months Ended July 31, 2009

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficiency)

Balance November 1, 2008	222,410,228	$2,224	$2,051,017	$(4,332,700)	$209,481	$(2,069,978)

Issuance of common shares as payment of
debenture interest, January 2009, $0.05 per share	4,950,945	49	236,194			236,243
Issuance of common shares on exercise
of options, April 2009	5,709,798	57	(29)			28
Issuance of common shares
as employee compensation,
May 2009, $0.04 per share	26,963,129	270	1,110,703			1,110,973
Issuance of common shares
to directors, May 2009, $0.04 per share	9,283,952	93	382,437			382,530
Issuance of common shares
as employee compensation
June 2009, $0.04 per share	4,575,647	46	187,766			187,812
Issuance of common shares
in exchange for services
rendered, June 2009, $0.04 per share	50,234	-	2,062			2,062
Issuance of common shares
for cash, June 2009 , $0.04 per share	240,902	2	8,600			8,602
Issuance of common shares
in exchange for services
rendered, July 2009, $0.04 per share	471,533	5	20,245			20,250
Issuance of common shares as
payment of director compensation,
July 2009, $0.04 per share	2,410,055	24	103,476			103,500
Issuance of common shares as
employee compensation,
July 2009, $0.04 per share	11,735,920	117	503,883			504,000
Issuance of common shares
to retire debentures, July 2009, $0.03 per share	33,460,282	335	997,237			997,572
Issuance of common shares
as payment of debenture
Interest, July 2009, $0.05 per share	8,557,120	86	418,582			418,668
Issuance of common shares
to retire director's loan,
July 2009, $0.04 per share	23,778,126	238	884,762			885,000
Issuance of common shares
as payment of interest
on director's loan,
July 2009, $0.04 per share	2,185,564	22	108,613			108,635
Issuance of common shares
for cash, July 2009	65,400,175	654	2,714,346			2,715,000
Issuance of common shares as compensation for consulting contract July 2009, $0.38 per share	1,000,000	10	379,990			380,000
Beneficial conversion charge on 3rd debenture	—		335,000			335,000
Beneficial conversion charge on director's loan	—		117,109			117,109
Reclassification of warrants to derivative liability			(786,710)			(786,710)
Assumption of options in reverse merger			644,806			644,806
Comprehensive Income (Loss)
Net Loss				(14,572,691)		(14,572,691)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(259,331)	(259,331)
Effect of Reverse Merger	70,892,816	709	11,572,822	—	—	11,573,531
Balance July 31, 2009	494,076,426	$4,941	$21,992,911	$(18,905,391)	$(49,850)	$3,042,611

See notes to condensed consolidated financial statements.

JAG Media Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
Nine Months Ended July 31, 2009 and 2008 and
Cumulative from November 20, 1997 (date of Inception) to July 31, 2009

			Cumulative From
			November 20, 1997
	Nine Months Ended July 31,		(Date of Inception) to July 31,
	2009	2008	2009

Cash flows from operating activities
Net Loss for the Period	$(14,572,691)	$(254,670)	$(18,905,391)
Adjustments to reconcile net loss for the period to
net cash provided used by operating activities
Amortization of Property and Equipment	18,958	24,761	152,909
Amortization of Patent Application Costs	2,513	—	2,513
Write-off of Patent Application Costs	—	—	29,928
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss on Change in Value of Derivative Liability	11,340,329		11,340,329
Interest Accrued and Foreign Exchange Loss
(Gain) on Debt	33,098	75,516	599,029
Unrealized Foreign Exchange	(259,331)	53,510	29,770
Beneficial Conversion Charge included in Interest Expenses	452,109	—	452,109
Common Stock Issued as Employee or Officer/ Director Compensation	2,288,815	—	2,508,282
Common Stock Issued for Services Rendered	402,312	—	402,312
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairmen	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Deposits and Prepaid Expenses	(80,769)	3,658	(88,962)
Refundable Taxes Receivable	1,197	6,115	(2,242)
Investment Tax Credits Receivable	55,671	383,735	(155,353)
Accounts Payable and Accrued Expenses	(89,139)	79,177	319,731
Advances	—	—	131
Net cash provided (used) by operating
activities	(406,928)	371,802	(2,281,374)

Cash flows from investing activities
Cash Acquired from Acquisition	195,885	—	195,885
Purchase of Property and Equipment	(297)	(323)	(184,657)
Patent Application Costs	(13,808)	(18,217)	(258,359)
Net cash provided (used) by investing activities	181,780	(18,540)	(247,131)

Cash flows from financing activities
Due to Director	74,142	38,104	946,574
Issue of Debentures	371,333	—	1,378,305
Issue of Common Shares on Exercise of Stock Options	28	—	28
Issue of Common Shares for Cash	2,723,602	—	3,523,847
Redemption of 10% Senior Convertible Debentures	(369,972)	—	(369,972)
Net cash provided by financing activities	2,799,133	38,104	5,478,782

Effect of foreign exchange on cash and cash equivalents	179,707	14,616	57,287
Cash and cash Equivalents
Increase (decrease) in cash and cash equivalents
during the period	2,573,985	391,366	2,950,277
Beginning of period	253,872	25,741	—

End of period	$3,007,564	$431,723	$3,007,564

See notes to condensed consolidated financial statements.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

1.	Nature of Business

JAG Media Holdings, Inc. (“JAG Media”) was incorporated December 16, 1997 in Nevada. They are in the business of gathering and compiling financial and investment information from various financial institutions and other Wall Street professionals. Revenues of JAG Media are generated by releasing such financial information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. Jag Media has also developed software focused on streaming video solutions. Historically, further development of this software has been limited as a result of JAG Media’s lack of financial resources.

CardioGenics Inc. (“CardioGenics”) was incorporated November 20, 1997 in the Province of Ontario, Canada, and carries on the business of development and commercialization of diagnostic test products for the In Vitro diagnostics market. CardioGenics has several test products that are in various stages of development.

CardioGenics’ business is that of a development stage company, with a limited history of operations and whose revenues, to date, have been primarily comprised of grant revenue and Scientific Research Tax Credits from government agencies. There can be no assurance that the Company will be successful in obtaining regulatory approval for the marketing of any of the existing or future products that the Company will succeed in developing.

On July 31st, 2009, JAG Media and CardioGenics entered into a reverse acquisition transaction (discussed further in Note 4), which results in JAG Media being the “legal acquirer” and CardioGenics the “accounting acquirer” in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). The prospective filings with the Securities and Exchange Commission ("the SEC") included the historical financial results of CardioGenics as of and for the periods ending July 31, 2009 and 2008 and JAG Media, and its subsidiaries only as of and for the period commencing July 31, 2009, the date of the reverse acquisition, and will hereafter  collectively be referred to as the Company.

References herein to CardioGenics common shares has been retrospectively adjusted to reflect the exchange ratio 20.957 JAG Media common shares for each share of Cardiogenics common stock established in the share purchase agreement.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of JAG Media Holdings, Inc.  and its subsidiaries as of July 31, 2009, their results of operations for the nine and three months ended July 31, 2009 and 2008, changes in stockholders’ equity for the nine months ended July 31, 2009 and cash flows for the nine months ended July 31, 2009 and 2008. JAG Media and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2008 and 2007 and for the years ended October 31, 2008 and 2007 (the “Audited Financial Statements”) included in the Company’s Form 8K/A that was previously filed with the SEC on August 10, 2009 and from which the October 31, 2008 consolidated balance sheet was derived.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

The results of the Company’s operations for the nine and three months ended July 31, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2009.

The accompanying consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses since inception and has experienced negative cash flows from operations since inception.  The Company has an accumulated deficit at July 31, 2009 of approximately $18.9 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA and other regulatory approvals are obtained. In order to meet its operating cash flow requirements Management’s plans include financing activities such as private placements of its common stock and issuances of convertible debt instruments.  Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, meet revenue projections and manage costs, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

3.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.

(b)	Development Stage Company
The accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises.”

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(d)	Research and Development Costs

Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of prototype products, including payroll costs. Amounts expected to be received from governments under Scientific Research Tax Credit arrangements are offset against current expenses.  The Company recognizes revenue from restricted grants in the period in which the Company has incurred the expenditures in compliance with the specific restrictions.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

3.	Summary of Significant Accounting Policies (continued)

(d)	Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives affect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

(e)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(f)	Foreign Currency Translation

The Company maintains its accounting records for its Canadian operations in Canadian dollars. Transactions in United States dollars (“USD”) are translated into Canadian dollars at rates in effect at the date of the transaction and gains or losses on such transactions are recorded at the time of settlement in the statement of operations.

The Company’s reporting currency is the United States dollar.  Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for shareholders’ equity and a weighted average of exchange rate in effect during the period for expenses, gains and losses.  Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ deficiency.

The Company carries out a portion of transactions in foreign currencies.  The balances of the Company’s convertible debentures are denominated in USD.  The Company monitors its risk and it is management’s opinion that the Company is not exposed to significant foreign currency risks related to the debentures.

(g)	Financial Instruments

The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Debentures approximate their fair value based upon the borrowings available for the nature of the underlying debt.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

3.	Summary of Significant Accounting Policies (continued)

(h)	Effects of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No.157 is effective for financial statements issued for the Company’s fiscal year beginning November 1, 2008, with earlier application encouraged. Any amounts recognized upon adoption as cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning on November 15, 2008; however, the effective date for financial assets remains intact. The Company is currently evaluating the impact of this statement for the Non-financial assets and liabilities on its condensed consolidated results of operations or condensed consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).” This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on November 1, 2009.  The Company is currently evaluating how it may affect the consolidated financial statements.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

3.	Summary of Significant Accounting Policies (continued)

(h)	Effects of Recent Accounting Pronouncements (continued)

In April 2008, the FASB issued Emerging Issue Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”  EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of EITF 07-5 will have on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with no forfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on November 1, 2009. The Company does not expect FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS 165 during the quarter ended July 31, 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the condensed consolidated financial statements were issued on September 21, 2009. No material subsequent events have occurred since July 31, 2009 that would require recognition or disclosure in these condensed consolidated financial statements.

4.	Acquisition

On July 31, 2009, JAG Media completed a reverse acquisition of privately held CardioGenics, an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among the Company, CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly owned subsidiary (“ExchangeCo”). In accordance with the terms of the Share Purchase Agreement, 99% of the holders of common shares of CardioGenics Inc. (two (2) minority shareholders of CardioGenics Inc. holding in aggregate 173,869 common shares of CardioGenics Inc. did not participate) surrendered their CardioGenics Common Shares to ExchangeCo. ExchangeCo caused the Company to issue to the CardioGenics shareholders 422,183,610 shares of the Company’s common stock, par value $0.00001 (the “Share Consideration”). The CardioGenics shareholders had the option to receive their pro-rata allocation of the Share Consideration in the form of (a) JAG Media’s  common stock (the “JAG Consideration Shares”) or (b) exchangeable shares of ExchangeCo., which shares are exchangeable at any time after July 31, 2009 into a number of shares of the JAG Media’s common stock equal to such shareholders’ pro rata allocation of the Share Consideration (the “Exchangeable Shares”). The Exchangeable Shares have the same voting rights, dividend entitlements and other attributes as JAG Media common stock. Exchangeable Shares will automatically be exchanged for JAG Media common stock five years from July 31, 2009, and upon the occurance of certain other events. The Share Consideration provides the former CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of July 31, 2009.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

On July 31, 2009, 145,528,195 common shares of JAG Media were issued to certain former shareholders of CardioGenics and 16 Exchangeable Shares, which are exchangeable into 276,655,415 common shares of JAG Media, were issued to former CardioGenics shareholders who elected to take such Exchangeable Shares. JAG Media common shares received by the CardioGenics shareholders in exchange for their CardioGenics Cammon Shares are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following July 31, 2009 and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration.

The Share Consideration provides the CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of July 31, 2009. Based on the five-day average price of the Company’s common stock of $0.16 per share, the purchase price approximated was $11,573,536, plus approximately $275,000 of acquisition cost plus fair value of options and warrants assumed of $644,806.

A summary of the purchase price allocation is as follows:

Common stock issued	$11,573,536
Acquisition costs incurred	275,000
Fair value of options and warrants assumed	644,806
Total purchase price	$12,493,342

The purchase price has been allocated as follow based on the fair values of the assets and liabilities acquired:

Cash	$195,885
Accounts payable	(386,177)
Derivative liability for warrants assumed	(28,700)
Goodwill	12,712,334
Total	$12,493,342

The following pro forma condensed consolidated financial information presents the combined results of operations of JAG Media Holdings, Inc. and CardioGenics, Inc. as if the acquisition had occurred as of November 1, 2008 and 2007, after giving effect to certain adjustments, including the issuance of JAG Media Holdings, Inc. common stock as part of the purchase price. For the purpose of this pro forma presentation, both JAG Media Holdings, Inc.’s and CardioGenics, Inc.’s financial information is presented for the three and nine months ended July 31, 2009 and 2008, respectively. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had JAG Media Holdings, Inc. and CardioGenics, Inc. been a single entity during such periods.

	Three Months ended July 31,		Nine Months ended July 31,
	2009	2008	2009	2008
Revenues	$44,742	$57,329	$118,655	$140,333
Net loss	$(14,795,692)	$(154,197)	$(15,723,210)	$(4,418,312)
Weighted-average shares of Common stock outstanding:
Basic	342,458,190	283,966,113	307,072,264	281,537,003
Basic and diluted net loss per common share	$(0.04)	$(0.00)	$(0.05)	$(0.02)

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

5.	Due to Director

The amount due to a director is due on demand and carries interest at 10% per annum.  Amounts payable and accrued expenses include accrued interest payable on the amount due to the director of $149,498 and $177,807 as of July 31, 2009 and 2008, respectively. On July 31, 2009, $885,000 due to a director was converted to 23,778,126 common shares of the Company. A beneficial conversion charge of $117,109 was credited against additional paid-in capital. Accrued interest on the director’s loan of $108,635 was converted to 2,185,522 common shares of the Company at the same time.

On January 28, 2009, the Company issued to a director and an officer of the Company a new series of debentures in the amount of $371,333.  The debentures were for a term of two years and carry interest at 10% per annum.  At July 31, 2009, the holders of the debentures exchanged the debentures, plus accrued interest, for 17,017,084 common shares of the Company’s common stock. A beneficial conversion charge of $335,000 was credited against additional paid-in capital.

6.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (“FIN 48”), on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement 109 “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the condensed consolidated financial statements.

The Company has incurred losses since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arise from Canadian sources of approximately $4,901,719.

All fiscal years have been examined; however, claims relating to research and development credits are open for review for the fiscal years ended October 2008 and 2007 and the nine months ended July 31, 2009.

For the nine months ended July 31, 2009 and 2008, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

7.	Debentures Payable

10% Senior Convertible Debentures

10% Senior Convertible Debentures due September 30, 2006 and extended to September 30, 2009. The debentures are senior in right of payment to all other indebtedness of the Company. Interest is payable at maturity, conversion or redemption of the debentures. Interest on interest is calculated at 10% annually, compounded monthly, payable on redemption or conversion of the debentures. Interest may, at the option of the Company, be paid in cash or common shares, the latter at the rate of 20.957 common shares per $1 of interest.  The debentures may be converted in multiples of $25,000 by the holder at any time in exchange for the lesser of (i) 20.957 shares for each $1 face value of debentures being converted or (ii) at a price equal to 90% of the most recent issue price of common shares to an arm's length investor. The Company may redeem the debentures at any time after the giving to the holders of seven (7) days notice, during which time the holders must notify the Company whether the redemption is to occur in cash or common shares, the latter in exchange for the lesser of (i) 20.957 common shares for each $1 face value of debentures being converted, or (ii) at a price equal to 90% of the most recent issue price of common shares. Interest may be converted at the option of the Company into 20.957 common shares for each $1 payable.  Debentures totalling $234,972 were payable to former officers of the Company.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

On November 12, 2008, a group of holders of Senior Convertible Debentures, holding in total $369,972 principal amount of senior convertible debentures plus accrued interest of $235,243, issued a notice of default under the debentures, demanding, within sixty (60) days of the notice, payment of principal, or conversion to common shares of the Company at the rate of 83.828 common shares for each $1 face value of Debentures outstanding, plus interest on conversion to common shares at the rate of 20.957 common shares for each $1 of interest payable. The debenture was settled as follows: the principal amount of $369,972 was repaid in cash on January 27, 2009 and the interest payable on that date in the amount of $236,243 was satisfied by the issuance of 4,950,945 common shares of the Company

At July 31, 2009, $280,000 senior convertible debentures were converted to common shares of the Company at the rate of 20.957 common shares of the Company for each $.78 face value of the debentures. Interest was converted at the rate of 20.957 common shares of the Company for each $1 payable.

10% Subordinated Convertible Debentures

10% Subordinated Convertible Debentures due September 30, 2006 and extended to September 30, 2009. The debentures are senior in right of payment to all other indebtedness of the Company except for the senior convertible debentures described above. Interest is payable at maturity, conversion or redemption of the debentures. Interest on interest is calculate at 10% annually, compounded monthly, payable on redemption or conversion of the debentures. Interest may, at the option of the Company, be paid in cash or common shares of the Company, the latter at the rate of 20.957 common shares of the Company per $1 of interest. The debentures may be converted in multiples of $25,000, or the entire outstanding principal sum if less than $25,000, by the holder at any time in exchange for the lesser of (i) 20.957 shares for each $1 face value of debentures being converted, or (ii) at a price equal to 90% of the most recent issue price of common shares to an arm's length investor. The Company may redeem the debentures at any time after the giving to the holders of seven (7) days notice, during which time the holders must notify the Company whether the redemption is to occur in cash or common shares, the latter in exchange for the lesser of (i) 20.957 common shares of the Company for each $1 face value of debentures being converted, or (ii) at a price equal to 90% of the most recent issue price of common shares of the Company. Interest may be converted at the option of the Company into 20.957 common shares of the Company for each $1 payable.

At July 31, 2009, the subordinated convertible debentures were converted to common shares of the Company at the rate of 20.957 common shares of The Company for each $.78 face value of the debentures. Interest was converted at rate of 20.957 common shares of the Company. for each $1 payable.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

7.	Debentures Payable (continued)

Current convertible debentures consist of:

	July 31,	October 31,
	2009	2008

10% Senior Convertible Debentures	$25,000	$674,972
10% Subordinated Convertible Debentures	—	332,000
	$25,000	$1,006,972

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27. The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

	$674,972	$332,000
	Debenture	Debenture

Date issued	9/30/2003	9/21/2004
Debenture Amount	$674,972	$332,000
# of Debentures	16	9
Gross Proceeds	$674,972	$332,000
Net Proceeds	$674,972	$332,000
Warrants Issued to Investors	14,145,388	6,957724
Warrant Exercise Price	$0.047	$0.047
Warrant Fair Value (WFV)	$0.02514	$0.0225
Warrant Relative Fair Value (WRFV)	$232,926	$106,557
Beneficial Conversion Feature (BCF)	$84,432	$33,517
Black-Scholes Model Assumptions
Fair value of common stock	$0.037	$0.037
Risk Free Interest Rate (%)	4.73	4.73
Expected Volatility	.7248	.6866
Life of Warrants (years)	7	6
Costs associated with issuance classified as deferred debt issuance costs	$41,048	$12,554
Amortization of WFV and BCF as Non-cash Interest Expense	$317,358	$140,074
Principal and Interest Converted	—	—
Shares Issued Upon Conversion	—	—
Principal and Interest Repayments in Shares Of Common Stock	—	—
Shares Issued for Principal and Interest Repayments	—	—
Principal and Interest Repayments in Cash	—	—

As of July 31, 2009, and October 31, 2008, the outstanding balance of debentures payable, was $25,000, and $1,006,972, net of unamortized debt discount of $-0- in each year, respectively.  The accrued interest payable on the debentures was $0 and $454,265 as of July 31, 2009 and 2008, respectively.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

7.	Debentures Payable (continued)

On May 6, 2007, the maturity date of the debentures payable was extended to September 30, 2007. The term of the existing warrants associated with the original debentures was extended from September 30, 2010 to September 30, 2011.  The conversion price was amended to the lesser of 1) a discount of 10% of whatever forms an arm’s length financing, existing or in the future, comes in at or 2) $0.047.  At the date of the extension, the Company recorded in its statement of operations a loss on extinguishment of debt of $44,096.  The debentures were fully accreted to face value at the time of the extension.

On October 2, 2008 the maturity date of the debentures payable was extended to September 30, 2009. The existing warrants associated with the original debentures were cancelled and replaced by warrants entitling the holder to purchase 31.44 common shares in the Company for each $1 principal amount of the debenture at a price of $0.047 per share up to and including January 30, 2014.   Certain holders of the 10% senior convertible debentures did not agree to the extension of the due date to September 30, 2009 and hence are entitled to demand either the payment of principal, or conversion to common shares of the Company at the rate of 83.838 common shares of the Company for each $1 face value of debentures outstanding plus interest on conversion to common shares at the rate of 20.957 common shares of the Company for each $1 of interest payable.  At the date of the extension, the Company recorded in its statement of operations a Loss on Extinguishment of Debt of $231,580.  The debentures were fully accreted to face value at the time of the extension.

On November 12, 2008, a group of holders of senior convertible debentures, holding in total $369,972 principal amount of Senior Convertible Debentures plus accrued interest of $236,243, issued a notice of default under the debentures, demanding, within sixty (60) days of the notice, payment of principal, or conversion to common shares at the rate of 83.828 common shares of CardioGenics Inc. for each $1 face value of debentures outstanding, plus interest on conversion to common shares of CardioGenics Inc. at the rate of 20.957 common shares of the Company for each $1 of interest payable. The debenture was settled as follows: the principal amount of $369,972 was repaid in cash January 27, 2009 and the interest payable on that date in the amount of $236,243 was satisfied by the issuance of 4,950,945 common shares.

10% Convertible Debentures
On January 28, 2009, the Company issued to a director and an officer of the Company a new series of Debentures in the amount of $371,333.The Debentures were for a term of two years and carried interest at 10% per annum, interest payable at maturity.

At July 31, 2009 the debenture holders exchanged the debentures, plus accrued interest, for 812,000 common shares of the Company’s common stock. A beneficial conversion charge of $335,000 was credited against Additional Paid-In Capital.

8.	Stock Based Compensation

Effective November 1, 2005, the Company implemented the fair value recognition provisions of SFAS 123(R) and SAB 107 for all share-based compensation.  Stock-based employee compensation related to stock options for each of the nine months ended July 31, 2009 and 2008 amounted to $-0-.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.  The Company did not grant any stock options during the nine months ended July 31, 2009 and 2008.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding – November 1, 2006	9,901,198	$0.02
Granted	—	—
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2007	9,901,198	$0.02
Granted	—	—
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2008	9,901,198	—
Granted	—	—
Forfeited/expired	(4,191,400)	$0.06
Exercised	(5,709,798)	0.05
Assumed upon JAG Media acquisition	2,750,000	$0.25
Outstanding – July 31, 2009	2,750,000	$0.25
Exercisable	2,750,000	$0.25

The Company does not have any unvested options or unrecognized compensation expense at July 31, 2009 and 2008.

9.	Stockholders’ Equity (Deficiency)

Comprehensive Income (Loss)
Comprehensive loss, which includes net loss from the change in the foreign currency translation account, for the three and nine months ended July 31, 2009 and 2008 respectively was as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
Net income (loss)	(14,301,720)	76,862	(14,572,691)	(254,670)
Currency translation adjustment	(269,371)	3,080	(259,331)	53,510
Comprehensive income (loss)	$(14,571,091)	$79,942	$(14,832,022)	$(201,160)

Equity Instruments Issued for Services Rendered
During the years ended October 31, 2000 through 2006 the Company issued stock options with a nominal exercise price in exchange for services rendered to the Company. The fair value of each stock option was measured at the fair value of the underlying services on the date of grant.  The fair value of each grant was charged to the related expense in the statement of operations.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

At each period end, CardioGenics Inc. had outstanding the following options and warrants:

	July 31	October
	2009	2008

Share Purchase Options
Issued to Members of the Board of Directors and Committee Chairmen entitling the holder to purchase 20.957 common shares of the at a price of $.06 per share to October 31, 2009	—	4,191,400
Issued to Consultants entitling the holders to purchase common shares of the Company at a price of $28.00 for the total quantity under the grant	—	5,709,798
Assumed upon acquisition of JAG Media	2,750,000
Total Share Purchase Options Outstanding	2,750,000	9,901,198

At July 31, 2009, the CardioGenics assumed options outstanding at JAG Media entitling the employees to purchase 750,000 common shares of the Company’s stock at a price of $0.02 per share to August 31, 2011.

At July 31, 2009, the Company issued options to employees entitling the employees to purchase 2,000,000 common shares of the Company’s stock at a price of $0.34 per share to July 31, 2019, based upon change of control provisions in their employment agreements.  All these options were immediately vested.  The fair value of 2,750,000 options assumed from JAG Media is included in the purchase price.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

	July 31,	October 31,
	2009	2008

Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	21,218,082	21,218,082
Issued to agents for the debenture financing of 2003 entitling the holder to purchase 1 common share of the Company at an exercise price of $0.047 per common share up to and July 31, 2012	1,527,765	1,527,765
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	10,436,586	10,436,586
Issued to agents for the debenture financing of 2003 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	556,618	556,618
Total Warrants outstanding	33,739,051	33,739,051

At July 31, 2009, on completion of the acquisition detailed at Note 4, the expiration date of these warrants was fixed at July 31, 2012 in accordance with the terms of the warrants.

Since the conversion of the warrants could result in the issuance of common shares in excess of the number of common shares authorized, the Company determined that based on the guidance in the consensus for EITF Issue No. 00-19(“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company will be prohibited from concluding that it will have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date of the reverse acquisition, the Company recorded the related fair value of all warrants issued with prior debentures previously issued to non-employees as a liability. Subsequent changes in the fair value of such options and warrants at the end of each reporting period will be recorded as charges or credits to the Company’s results of operations.

At July 31, 2009, the Company assumed the remainder of warrants dated May 24, 2006 entitling YA Global to purchase 250,000 shares of the Company’s common stock for $0.40 per share.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

10.	Standby Equity Distribution Agreement

On March 12, 2009, the Company and YA Global Master SPV Ltd. (“YA Ltd”) entered into a Standby Equity Distribution Agreement (the “SEDA”) pursuant to which YA Ltd agreed to purchase up to $5,000,000 of the Company’s common stock (the “Commitment Amount) over the course of the thirty-six (36) months following the date the registration statement for the shares to be issued pursuant to the SEDA is first declared effective (the “Commitment Period”). The Company shall have the right, but not the obligation, to sell common stock to YA Ltd during the Commitment Period. Each right to sell common stock to YA Ltd is an “Advance” under the SEDA.

In order to request an Advance under the SEDA, the Company must submit a written notice to YA Ltd specifying the amount of the Advance (an “Advance Notice”). An Advance Notice may be delivered to YA Ltd every five (5) trading days. The common stock issued to YA Ltd in connection with each Advance Notice shall be issued at a purchase price equal to 95% of the lowest Volumes Weighted Average Price (“VWAP”) during the five trading days immediately following the date of the Advance Notice, as reported by Bloomberg, L.P. In addition, (i) each Advance may not exceed $250,000; (ii) the aggregate amount of the Advances pursuant to the SEDA shall not exceed the Commitment Amount;(iii) in no event shall the number of shares of common stock issuable to YA Ltd pursuant to an Advance cause the aggregate number of shares of common stock beneficially owned by YA Ltd and its affiliates to exceed 9.99% of the then outstanding common stock of the Company. Further, the Company’s common stock being authorized for quotation on a “Principal Market,” which is defined as the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, the NYSE Euronext or the OTC Bulletin Board of the New York Stock Exchange, shall be a condition to any Advance. Each Advance shall also be subject to such additional terms and conditions as are set forth in the SEDA. On the 11th trading day following the completion of the Commencement Date, as defined in the Registration Rights Agreement (the “Commencement Date”), the Company shall issue to YA Ltd, as a commitment fee, shares of the Company’s common stock in an amount equal to $250,000 divided by the average of the VWAP for each of the ten (10) trading days following the effective date of the Acquisition (the “Commitment Fee Shares”). The Commitment Fee Shares shall be included on any registration statement filed by the Company after the date of the SEDA, unless such shares may be resold without any limitation pursuant to Rule 144.

On March 12, 2009, concurrent with the execution of the SEDA, the Company and YA Ltd also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the shares of the Company’s common stock to be issued in connection with the SEDA (the “Registrable Securities”). The Company may not file the registration statement for the Registrable Securities (the “Registration Statement”) prior to the tenth (10th) trading day following the Commencement Date and the Company shall not have the ability to make any Advances under the SEDA until the Registration Statement is declared effective. The Company shall cause the Registration Statement that has been declared effective to remain effective at all times until all Registrable Securities under the Registration Statement cease to be Registrable Securities. Once issued, Registrable Securities cease to be Registrable Securities when (i) such Registrable Securities have been disposed of pursuant to the Registration Statement; (ii) such Registrable Securities have been sold under circumstances under which all of the applicable conditions of Rule 144 ( or any similar provision then in force) are met; or, (iii) in the opinion of counsel to the Company such Registrable Securities may permanently be sold without registration and without any time, volume or manner limitations pursuant to Rule 144.

JAG Media Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009 and 2008

11.	Issuances of Common Stock

During the nine months ended July 31, 2009, the Company issued the following common shares:

	Nine Months ended July 31, 2009
	# of shares	Amount
Issued to employees and officers for services rendered since inception	43,274,654	$1,802,785
Issued to directors for services rendered since inception	11,694,006	$486,030
Issued to debenture holders on conversion of debentures	33,460,282	$997,572
Issued to debenture holders on settlement of interest	13,508,064	$654,911
Issued to director on conversion of director’s loan	23,778,126	$885,000
Issued to director on settlement of interest on director’s loan	2,185,564	$108,635
Issuance to third parties for services rendered	1,521,767	$402,312

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	3 months Ended July 31,		9 months Ended July 31,
	2009	2008	2009	2008

Weighted-average shares - basic	271,444,449	222,410,228	240,545,701	222,410,228
Effect of dilutive securities	—	—	—	—
Weighted-average shares - diluted	271,440,449	222,410,228	240,545,701	222,410,228

Basic earnings per share (“EPS”) and diluted EPS for the nine months ended July 31, 2009 and 2008 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing approximately 36,739,051 and 43,640,249 incremental shares respectively have been excluded from the three months and nine months ended July 31, 2009 and 2008 computation of diluted EPS as they are antidilutive given the net losses generated.

13.	Commitments and Contingent Liabilities

Lawsuits

a)
On April 22, 2009, the Company’s Canadian subsidiary, CardioGenics Inc., was served with a statement of claim from a former employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics, with an aggregate claim of $514,000.  The Company considers all the claims to be without any merit, has already delivered a statement of defense and intends to vigorously defend the action.  If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action.

b)
On June 22, 2009, the Company’s Canadian subsidiary, CardioGenics Inc., received a letter from a former advisor with regards to a Non-Circumvention Agreement dated July 16, 2004 and a Finder’s Fee Agreement dated December 13, 2004 with said former advisor. The letter states that the Company has breached said agreements insofar as the transaction between CardioGenics Inc. and the Company is concerned and advising that said former advisor is entitled to payment of 8% of the transaction value in accordance with the terms of the Finder’s Fee Agreement. The Company’s lawyers have written to said former advisor denying any contractual breach and explaining why said former advisor’s claims are without merit.

14.	Supplemental Disclosure of Cash Flow Information

	For the nine
	months ended
	July 31
	2009	2008

Cash paid during the period for:
Interest	$1,348	$59
Income taxes	$—	$—

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

The accounting policies and estimates used as of October 31, 2008, as outlined in our previously filed Form 8K/A, have been applied consistently for the nine months ended July 31, 2009.

Related Party Transactions

During the nine months ended July 31, 2009, we utilized advances from a director totaling approximately $885,000 bearing interest at 10% per annum. On July 31, 2009, the advances from director plus interest of $108,613 were converted to common shares at a price of $.037 per share for the advances and $.05 for the interest

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations

Nine months ended July 31, 2009 as compared to nine months ended July 31, 2008.

	Nine Months
	Ended July 31,
	2009	2008	$ Change

Operating expenses:
Amortization of property and equipment	$18,958	$24,761	$(5,803)
Amortization of patent application costs	2,513	—	2,513
General and administrative expenses	1,401,453	111,526	1,289,927
Research and production, net of investment tax credits	1,389,868	(91,240)	1,481,108
Total operating expenses and operating loss	2,812,792	45,047	2,767,745

Other expenses (income)
Interest expense and bank charges, net	598,543	98,792	499,751
Loss on change in value of derivative liability	11,340,329	—	11,340,329
Loss (gain) on foreign exchange	(178,973)	110,831	(289,804)

Net (loss) income	$(14,572,691)	$(254,670)	$(14,318,021)

Revenues

During the nine months ended July 31, 2009 and 2008 we did not generate any revenues.  As a result of a reverse acquisition effected on July 31, 2009 discussed below, we anticipate generating insignificant revenues from operations in the next two quarters.

Operating expenses

Operating expenses include the costs to a) develop and patent a method for controlling the delivery of compounds to a chemical reaction; b) developing the QL Care Analyzer, a small, automated, robust and proprietary point of care testing device; and, c) customizing paramagnetic beads through our proprietary method which improves their light collection. In addition, the Company is in the process of adapting test products for the POC disposable, single-use cartridge-format. Detailed manufacturing specifications and costing have been created and custom manufacturers have been sourced.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers and directors, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable primarily to common share based compensation to officers and directors of approximately $947,000 and a  common share based consulting fee paid to former officers of the acquired company of $380,000.

Research and production, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to common share based compensation to those officers and employees of approximately $1,342,000.

Other expenses (income)
Interest expense and bank charges, net

The increase in interest expense of approximately $500,000 arises from beneficial conversion feature charges on conversion of debentures and director’s loan at July 31, 2009 and a higher level of debt through the period.

During the nine months ended July 31, 2009, interest totaling approximately $599,000 was comprised of $87,000 on our secured convertible debentures, $59,000 on a director’s loan and non-cash charges to interest expense of approximately $335,000 to reflect the beneficial conversion feature arising from the conversion of a secured debenture at $0.02 per share on July 31, 2009 into shares of our common stock and approximately $117,000 to reflect the beneficial conversion feature arising from the conversion of a director’s loan at $0.037 per share on July 31, 2009 into shares of our common stock when the fair value of our common stock was $0.042 per share.

During the nine months ended July 31, 2008, interest totaling approximately $98,000 was comprised of $74,000 on our secured convertible debentures and $64,000 on a director’s loan, less approximately $40,000 in interest income.

Loss on change in value of derivative liability

The loss on derivative liability reflects the effect of the increase on the fair market value of our common stock and the resulting increase in the excess of the fair value of the value of the warrants issued to non-employees in connection with debt.  As of July 31, 2009, the fair market value of those warrants was approximately $12,155,000.

Three months ended July 31, 2009 as compared to three months ended July 31, 2008.

	Three Months
	Ended July 31,
	2009	2008	$ Change
Operating expenses:
Amortization of property and equipment	6,736	$8,196	$(1,460)
Amortization of patent application costs	2,513	—	2,513
General and administrative expenses	1,345,418	40,574	1,304,844
Research and production, net of investment tax credits	1,318,826	(120,998)	1,439,824
Total operating expenses and operating loss	2,673,493	(72,228)	2,745,721
Other expenses (income)

Interest expense and bank charges, net	481,285	36,260	445,025
Loss on change in value of derivative liability	11,340,329	—	11,340,329
(Gain) on foreign exchange	(193,387)	(40,894)	(152,493)

Net (loss) income	$(14,301,720)	$76,862	$(14,378,582)

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers and directors, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable primarily to common share based compensation to officers and directors of approximately $947,000 and a  common share based consulting fee paid to former officers of the acquired company of $380,000.

Research and production, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to common share based compensation to those officers and employees of approximately $1,342,000.

Other expenses (income)
Interest expense and bank charges, net

The increase in interest expense of approximately $450,000 arises from beneficial conversion feature charges on conversion of debentures and director’s loan at July 31, 2009.

During the three months ended July 31, 2009, interest totaling approximately $481,000 was comprised of $15,000 on our secured convertible debentures, $14,000 on a director’s loan and non-cash charges to interest expense of approximately $335,000 to reflect the beneficial conversion feature arising from the conversion of a secured debenture at $0.02 per share on July 31, 2009 into shares of our common stock and approximately $117,000 to reflect the beneficial conversion feature arising from the conversion of a director’s loan at $0.037 per share on July 31, 2009 into shares of our common stock when the fair value of our common stock was $0.042 per share.

During the three months ended July 31, 2008, interest totaling approximately $36,000 was comprised of $25,000 on our secured convertible debentures and $21,000 on a director’s loan, less approximately $11,000 in interest income.

Liquidity and Capital Resources

We have not generated any revenues since inception and we incurred a net loss of approximately $14,573,000 and a cash flow deficiency from operating activities of approximately $407,000 for the nine months ended July 31, 2009. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our products, and to commence sales and marketing efforts.  Our plans include financing activities such as private placements of our common stock and issuances of convertible debt instruments.  We are also actively pursuing industry collaboration activities including product licensing and specific project financing.

We believe we will be successful in obtaining the necessary financing to fund our operations, meet revenue projections and manage costs, however there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

On July 31, 2009, we completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among the Company, CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly owned subsidiary (“ExchangeCo”). In accordance with the terms of the Share Purchase Agreement, 99% of the holders of common shares of CardioGenics Inc. (two (2) minority shareholders of CardioGenics holding in aggregate 173,869 common shares of CardioGenics Inc. did not participate) surrendered their CardioGenics Common Shares to ExchangeCo. ExchangeCo caused the Company to issue to the CardioGenics shareholders 422,183,610 shares of the Company’s common stock, par value $0.00001 per share (the “Share Consideration”). The CardioGenics shareholders had the option to receive their pro-rata allocation of the Share Consideration in the form of (a) JAG Media’s common stock (the “JAG Consideration Shares”) or (b) exchangeable shares of ExchangeCo. Inc., which shares shall be exchangeable at any time after July 31, 2009 into a number of shares of JAG Media’s common stock equal to such shareholders’ pro rata allocation of the Share Consideration (the “Exchangeable Shares”). The Exchangeable Shares have the same voting rights, dividend entitlements and other attributes as JAG Media common stock. Exchangeable Shares will automatically be exchanged for JAG Media common stock five years from July 31, 2009, and in certain other events. The Share Consideration provides the former CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of July 31, 2009.

On July 31, 2009, 145,528,195 common shares of JAG Media were issued to certain former shareholders of CardioGenics and 16 Exchangeable Shares, which are exchangeable into 276,655,415 common shares of JAG Media, were issued to former CardioGenics shareholders who elected to take such Exchangeable Shares. JAG Media common shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following July 31, 2009 and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration.

The Share Consideration provide the CardioGenics Inc.’s shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of July 31, 2009. Based on the five-day average price of the Company’s common stock of $0.16 per share, the purchase price approximated was $11,573,536, plus approximately $275,000 of acquisition cost plus fair value of options and warrants assumed of $644,806.

A summary of the purchase price allocation is as follows:

Common stock issued	$11,573,536
Acquisition costs incurred	275,000
Fair value of options and warrants assumed	644,806
Total purchase price	$12,493,342

The purchase price has been allocated as follow based on the fair values of the assets and liabilities acquired:

Cash	$195,885
Accounts payable	(386,177)
Derivative liability for warrants assumed	(28,700)
Goodwill	12,712,334
Total	$12,493,342

The following pro forma condensed consolidated financial information presents the combined results of operations of JAG Media Holdings, Inc. and CardioGenics, Inc. as if the acquisition had occurred as of November 1, 2008 and 2007, after giving effect to certain adjustments, including the issuance of JAG Media Holdings, Inc. common stock as part of the purchase price. For the purpose of this pro forma presentation, both JAG Media Holdings, Inc.’s and CardioGenics, Inc.’s condensed consolidated financial information is presented for the three and nine months ended July 31, 2009 and 2008, respectively. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had JAG Media Holdings, Inc. and CardioGenics, Inc. been a single entity during such periods.

	Three Months ended July 31,		Nine Months ended July 31,
	2009	2008	2009	2008
Revenues	$44,742	$57,329	$118,655	$140,333
Net Loss	$(14,795,692)	$(154,197)	$(15,723,210)	$(4,418,312)
Weighted-average shares of Common stock outstanding:
Basic	342,458,190	283,966,113	307,072,264	281,537,003
Basic net loss per common share	$(0.04)	$(0.00)	$(0.05)	$(0.02)

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements

The FASB and the Accounting Standards Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of July 31, 2009 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended July 31, 2009 and 2008 or that they will have a significant effect at the time they become effective.

Item 3.    Quantative and Qualitative Disclosure About Market Risk

N/A.

Item 4T. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended July 31, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures;

•	there is no effective separation of duties, which includes monitoring controls, between the members of management; and,

•	lack of resources to account for complex and unusual transactions.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b)	Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended July 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On April 22, 2009, our Canadian subsidiary, CardioGenics Inc., was served with a statement of claim from a former contractor claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics Inc. with an aggregate claim of $514,000.  The matter is currently pending in the Ontario Superior Court of Justice, in the Province of Ontario, Canada. We consider all the claims to be without any merit, have already delivered a statement of defence and intend to vigorously defend the action.

Item 1A. Risk Factors

N/A.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of our Common Stock were issued to YA Global Investments, L.P., upon their exercise of Warrant No. CCP-4 and Warrant No. CCP-5, in reliance on Section 3(a) 9 of the Securities Act of 1933, as amended.

Date of Exercise	Exercise Price/Share	Shares Exercised		Aggregate Exercise Amount
May 29, 2009 (Warrant No. CCP-4)	*	1,250,000	*	$		*
May 29, 2009 (Warrant No. CCP-5)	$0.10	2,000,000			$200,000
July 28, 2009 (Warrant No. CCP-5)	$0.18	750,000			$135,000

*
YA Global exercised 1,250,000 shares on a “cashless” basis, in accordance with the terms of the warrant, which resulted in 625,000 shares being issued to YA Global in lieu of the 1,250,000 shares that were exercised.

Item 3.    Defaults Upon Senior Securities

Our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited, is in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc. As of the date of the filing of this report, the amount of the default is £22,596.17, equivalent to approximately US$38,000.

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

JAG MEDIA HOLDINGS, INC.

Date: September 21, 2009	By:	/s/ Yahia Gawad
		Name:	Yahia Gawad
		Title:	Chief Executive Officer

Date: September 21, 2009	By:	/s/ James Essex
		Name:	James Essex
		Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer