Form 10-K
period 2009-10-31
CardioGenics Holdings Inc.
filed 2010-02-16
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 000-28761

CARDIOGENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0380546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6295 Northam Drive, Unit 8, Mississauga, Ontario L4V 1W8
(Address of principal executive offices) (Zip code)
(905) 673-8501
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock—$0.00001 par value Series 2 Class B Common Stock—$0.00001 par value Series 3 Class B Common Stock—$0.00001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on February 10, 2010 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $32,268,221.

As of February 10, 2010 the Registrant had the following number of shares of its capital stock outstanding: 218,006,202 shares of Common Stock, 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 16 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 276,655,415 shares of the Registrant’s Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock.

CARDIOGENICS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009

TABLE OF CONTENTS

i

PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our discussions relating to our liquidity and capital resources, our business strategy, our competition, and the future of our market segment, our acquisition of CardioGenics Inc., an Ontario Canada corporation (“CardioGenics”), among others, contain such statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.

Our forward-looking statements in this Annual Report on Form 10-K are based on management’s current views and assumptions regarding future events and speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws. Unless the context requires otherwise, the terms “we,” “us” and “our” refer to CardioGenics Holdings Inc., our predecessors and subsidiaries. Our acquisition of CardioGenics as discussed in this Annual Report on Form 10-K is sometimes referred to as the “CardioGenics Acquisition.”

OVERVIEW

Prior to the CardioGenics Acquisition, our primary business was providing financial and investment information to the investment community which we have been doing since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our website at jagnotes.com. Through our website and our traditional fax-based service, we offer timely financial data, reports and commentary.

Our online services currently consist of a subscription-based service that offers two specific products, the JAGNotes (Upgrade/Downgrade) Report and the Rumor Room, providing timely market reports, including breaking news and potentially market moving information. We currently derive revenues primarily from the sale of subscriptions.

In July 2009, we consummated the CardioGenics Acquisition and the main focus of our business switched from offering our customers fee-based financial information to the development of products targeting the immunoassay segment of the point-of-care In Vitro Diagnostic (“IVD”) testing market. See “—Our Strategy—Acquisition of CardioGenics.” In order to better reflect the new focus of our business, we changed our name to CardioGenics Holdings Inc. in October 2009.

We are a Nevada corporation. Our address is 6295 Northam Drive, Unit 8, Mississauga, Ontario, Canada L4V 1W8, and our telephone number is 905-673-8501.

COMPANY BACKGROUND

JagNotes, Inc.

We have been providing financial information to the investment community since 1989. In May 1999, we began offering our services on a subscription fee basis to the general public for the first time through our website at jagnotes.com. Through our website and our traditional fax-based service, we offer timely financial data, reports and commentary.

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

We undertook a corporate reorganization in January 2002 in order to distinguish and better manage separate areas of business. On January 4, 2002, we formed JAG Media LLC, a Delaware limited liability company and wholly-owned subsidiary. The assets and liabilities of our current fax and Internet subscription business were transferred to JAG Media LLC. In order to better reflect the overall business in which we expected to engage and the corporate structure we intended to use to conduct that business, we changed our name from JagNotes.com Inc. to JAG Media Holdings, Inc. effective April 8, 2002.

On November 24, 2004, through one of our subsidiaries, Pixaya (UK) Limited (“Pixaya”), we purchased certain development stage software products and related assets in the United Kingdom from TComm Limited, a company organized in the United Kingdom. We subsequently changed the name of our subsidiary, JAG Media LLC, to Pixaya LLC in order to better reflect its role as owner of Pixaya and primary provider of support for our Pixaya products in the United States. Due to cash constraints, we ceased financing development and marketing by Pixaya of our SurvayaCam product, a mobile surveillance system which streams live video in real time from the point of use back to a control center and, if desired, to other locations. To date, we have only made minimal sales of SurvayaCam as part of our prior marketing and distribution efforts.

In light of the difficulties we encountered in growing our JAG Notes subscription business and Pixaya business, we began seeking merger and acquisition candidates, in related and unrelated lines of businesses, to augment our current business. On July 31, 2009, we completed the acquisition of CardioGenics, a developer of products targeting the immunoassay segment of the Point-of-Care IVD testing market, based in Ontario, Canada. See “—Our Acquisition of CardioGenics.”

CardioGenics Inc.

CardioGenics was founded in Toronto, Canada in 1997 by Dr. Yahia Gawad to develop technology and products targeting the immunoassay segment of the IVD testing market. These include:

▪	The QL Care Analyzer (the “QLCA”), a state-of-the-art proprietary Point-of-Care (“POC”) immunoassay analyzer;

▪	A series of immunoassay tests to detect cardiac markers (the “Cardiovascular Tests”); and,

▪	Paramagnetic beads developed through our proprietary method, which improves their light collection (the “Beads”).

OUR INDUSTRY

CardioGenics IVD POC Testing Markets

IVD Market

 In vitro diagnostics (IVD) refers to testing that aims for the identification of disease states outside the body, using samples such as body fluids (blood, urine) and tissues (biopsies and tissue sections). The IVD is a well established market, offering essential products (tests, components and machinery) used by physicians and clinical chemistry personnel to assess disease conditions. The world market for IVD is estimated at $42 billion in 2007 and is expected to grow 6% annually to $56.3 billion by 20121. North America, Europe, Japan and Western Europe currently make up 81% of the total IVD market, and this is expected to decrease to 76% by 2012 as China and India become more significant players in the IVD market. Sales of IVD products in emerging economies in Latin America and Eastern Europe are expected to grow from 4% of the market in 2007 to 5% in 2012. Overall, sales growth of IVD products in emerging markets will account for 10-20% annual growth in the IVD market, while the developed world will see annual growth of 3-6%.2

1 This includes all laboratory, hospital-based products and OTC products, according to Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008

2 Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p3

The following table summarizes the market size and projections of the IVD market and the sub-sectors where our products will compete:

Product	2007	2008	2009	2010	2011
IVD (billions)	42.1	44.5	47.1	49.1	52.9
Immunoassay Testing (billions)	4.185	4.435	4.695	4.975	5.260
POC Testing (billions)	1.625	1.715	1.815	1.910	2.02
Cardiac Marker Tests (millions)	425	471.75	523.64	581.24	645.17

In 2007, 16 top tier IVD companies occupied 78% of the global market ($32 billion).  Since 2005, there has been a trend toward consolidation at all levels of the IVD market.  In 2007, three top tier companies, DPC, Dade Behring and Bayer Diagnostics, merged to become Siemens Medical Diagnostics.

Immunoassay Market

The 2007 world market for all immunoassays, excluding infectious diseases, is estimated at $4,185 million3, and by 2012 the market is projected to grow by 6% annually to reach $5,605 million worldwide. Immunoassays sales for cardiac markers were 785 million in 2007, or 12% of market, and this is expected to increase to 1,050 million (12%) by 20124. The following table illustrates the relationships between the top IVD companies and sales of IVD products.

Revenue History of Leading Immunoassay Vendors, $ million 2005-20075

	2007	2006	2005
Abbott Diagnostics	2,100	1,900	1,800
Siemans/Dade Behring	825	785	750
Siemens/Bayer	750	714	680
Beckman Coulter	596	484	402
Siemens/DPC	595	517	473
Roche	575	509	450
bioMérieux	363	362	353
Fujirebio	299	277	279
Ortho	200	190	160
TOTAL	6,303	5,738	5,347

Immunoassay testing segment of the IVD market is characterized by:

•	Expanding opportunities after completion of the human genome project.

•	Demand for automated and sensitive POC immunoassay analyzers.

•	Search for an ideal POC platform.

3 $6.685 million including infectious diseases
4 Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p401
5 Estimated. Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p402

•	Increased mergers and acquisition among top tier IVD companies to achieve more complete product lines

•	Greater cooperation between test developers and top tier IVD companies.

Over the next 5-10 years, the immunoassay business will see:

•	The continued automation of routine immunoassays – thyroid, anemia, fertility, therapeutic drug monitoring and drugs of abuse; and

•	More new assays and test categories for disease risk evaluation.[6]

Point-Of-Care (POC) Testing Market

Point Of Care (POC) testing refers to a laboratory assay that can be performed outside of a centralized facility, with results available within minutes. POC testing is divided into personal use tests, such as pregnancy tests, and professional use tests, that are administered in a physician‘s office or hospital emergency ward. Our tests will compete in the professional use testing market sector.

The market for professional7 POC immunoassays is estimated at $1,625 million in 2007 and with the 14% projected growth, this market will reach $2,770 million in 2012. It is anticipated that most of the growth will come from increased use of cardiac markers and new assays for cancer markers and diabetes/cardiac disease markers. The market for professional POC tests for cardiac markers is estimated at $425 million in 2007 (11%) and this is expected to increase to $850 million (15%) by 2012.7

There is a wide perception that POC tests are more expensive than lab-based tests and that patient test results are lost to the historical record. There is also the perception that once the patient leaves the acute care area, the baseline POC tests done in that unit are of little value because the POC testing results do not correlate with lab-based systems.

Two critical characteristics are necessary for potential POC test products to become more prevalent; POC testing results must correlate with lab results and the POC devices must be more consistent and robust in delivering those results.

The impact of POC testing on improving patients’ care is clear and has been well documented. Further, the impact of POC testing on saving healthcare resources was also demonstrated by numerous agencies and institutions.

Cardiovascular Disease Testing Market

Cardiac markers are proteins released from heart muscle when it is damaged as a result of a heart attack (myocardial infarction), when the blood supply to part of the heart is interrupted. Physicians use cardiac markers in two ways – to diagnose a cardiac event in a hospital emergency room or within the hospital or to evaluate a risk of a cardiovascular event occurring. The routine markers of myocardial infarction – CK-MB, troponin and myoglobin and recently BNP are used in the acute care and tests such as cholesterol are used to evaluate risk.

The world market for cardiac markers is estimated at $740 million in 2007, and with projected annual growth of 5%, will reach $1,050 million in 2012.

Until recently, Troponin and CK-MB were the lead cardiac markers. Brain Natriuetic Pepetide (BNP) was recently introduced to differentiate between a myocardial infarction and heart failure. A number of companies are focused on developing new cardiac markers.

6 Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008
7 Administered in a professional setting, i.e. not home tests.

Magnetic Particles Market

Magnetic particles, or beads, are widely used as the solid phase for binding tests for automating and simplifying the methods for isolation and detection of biomolecules in both research and routine clinical laboratories. Eight of the top 10 IVD companies employ magnetic particles in their fully automated analyzers.

An independent 2006 market research report, prepared for CardioGenics by Adventus Research Inc. (the “Adventus Report”) and sponsored by the National Research Council of Canada (NRC), estimated the market for magnetic beads for immunoassays and molecular diagnostics to be approximately $900 million (between $833 million and $1.3 billion). The report of market size did not include magnetic beads produced in-house by some of the IVD test manufacturers or beads produced for research applications. The Adventus Report was conducted using several methods, including interviews with leading particle-manufacturers and the end-users, published industry reports and data from leading IVD manufacturers.

As stated in the Adventus Report, according to Dynal, a leading magnetic beads manufacturer, the largest part of its Molecular Systems’ business is OEM sales of magnetic beads to IVD companies. Dynal stated that “the IVD market is very large, and still growing. However, the magnetic bead-based part of this market is growing at an even higher rate per year”.8 According to Dynal, immunoassays make up more than USD 4 billion of the IVD market, and magnetic beads are now the gold standard for immunoassay testing, as opposed to older technologies such as microtitre plate based tests. Nucleic acid testing makes up a smaller portion of the IVD market, USD 2 billion, but is fast growing. Magnetic beads are also the most common solid phase employed in this market.

Furthermore, according to Dynal, as stated in the Adventus Report, end-user business rather than OEM business (referred to as functionalized and naked beads markets respectively) goes to research and routine laboratories within Genomics, Expression Profiling and Proteomics. The market size for Genomics, including DNA and RNA extraction and purification products was USD 300 million in 2001 while the market size of Pharmacogenomics was estimated to be USD 2.3 billion in 2001.

8  Adventus Report

As stated in the Adventus Report, according to Gen-Probe, which is a leading DNA clinical testing company, other markets that are employing magnetic beads as a solid phase are growing also. Further, magnetic particles are used for Separation of Microorganisms in Food and Water Testing and also for HLA testing for organ transplantation.

Source:   Gen-Probe presentation- May 2006

JAG Notes & Pixaya Markets

Internet-Based Financial Information Market

The growth of the Internet has changed the way investors seek information and manage their portfolios.  Individual investors are increasingly seeking access to information that was formerly available only to financial professionals.  Professional investors who have traditionally relied on print and other media for information are demanding faster information and greater accessibility.

According to tracking surveys conducted by Pew Internet & American Life Project as of September 2007, approximately 36% use the Internet to obtain financial information and approximately 11% use the Internet to buy or sell stocks, bonds or mutual funds. (http://www.pewinternet.org/trends/Internet_Activities_7.22.08.htm). Although this represents a decrease from the 44% and 13%, respectively for these activities, reported by Pew in 2005, the Internet population base has steadily risen during this period as has broadband usage.

Mobile & Wireless Market

With respect to our Pixaya business unit, the mobile and wireless industries are experiencing significant growth and changing the way businesses operate and people communicate.  Both industries are also giving rise to new forms of mobile entertainment, communication and information not available just a few short years ago.  As of June 2008 there were more than 262 million wireless subscribers in the U.S., reported wireless minutes of use exceeded 2.2 trillion and wireless penetration reached 84% of the total U.S. population (http://www.ctia.org/advocacy/research/index.cfm/AID/10323).

In addition, wireless carriers are updating their networks and are in the process of deploying their next-generation high-speed broadband networks, commonly referred to as 3G. Such 3G networks will significantly improve uplink and downlink speeds, thereby providing an enhanced user experience when viewing video, accessing the Internet or working with any large data files.

OUR PRODUCTS

The CardioGenics Products

QL Care Analyzer (QLCA)

The QLCA represents a shift in the design of POC analyzers. The QLCA is a small, portable, stand-alone and completely automated point-of-care immunoassay analyzer. The QLCA has successfully miniaturized lab test technology, and combined it with a simplified mechanical design and proprietary triggering mechanism.

The QLCA uses a proprietary self-metering cartridge to perform immunoassay tests at the POC. Each cartridge is pre-loaded with our beads, which have been coated with specific bind reagents and bioluminescent proteins linked to the target marker. A drop of whole blood added to the Cartridge creates the chemiluminescent reaction needed to deliver sensitive and accurate test results. Operation of the QLCA does not require specialized training and testing can be completed in 15 minutes.

POC immunoassay analyzers are not new; however, none of the commercial analyzers can replicate the sensitivity and accuracy of a test done in a medical lab. The QLCA delivers the required laboratory sensitivity and accuracy. The QLCA employs chemical light generation or “chemiluminescence“ (“CL“), the same technology used in the medical labs. The QLCA uses a patented automated electronic process to trigger CL, which enhances light collection, speeds up marker binding and increases sensitivity.

We have rigorously tested the QLCA protocols and have compared our test results against medical laboratory test data. Based on these internal test results, we have consistently met or exceeded the sensitivity standards of medical laboratory immunoassay equipment.

Cardiovascular Tests

To support the use of the QLCA, we have developed four immunoassay tests designed to identify cardiac markers in the blood at the time of a heart attack.

Test	Description
Troponin I (TnI)	▪	TnI testing is the current routine testing for a heart attack.
	▪	TnI is a heart muscle protein, released in the bloodstream shortly after a heart attack (myocardial infarction or MI).
	▪	Current laboratory analyzers cannot detect TnI before 4-6 hours after the onset of symptoms, when TnI concentration in the blood reaches its detection threshold.
	▪	Our test will take only 15 minutes to deliver quantitative results, allowing physicians to obtain much more rapid results and therefore accelerate patient triage.

Plasminogen Activator Inhibitor Type-1 (PAI-1)	▪	This test will help to optimize the performance of a heart drug (“tPA” or tissue Plasminogen Activator), a clot buster used as the first line of therapy for MI patients.
	▪	This proprietary whole blood test will quantify PAI-1 levels within 15 minutes.
	▪	Forty percent of patients do not respond to tPA, a fact recognized only after the “golden hour” (the time period in which permanent heart damage can be prevented) has passed.

Heart Failure Risk Stratification (HFRS)	▪	We have discovered a family of related proteins that are released into the bloodstream during heart failure.

Test	Description
▪
We are developing a proprietary test, the Heart Failure Risk Stratification or HFRS test to stratify the risk of death in patients with heart failure, thus permitting the initiation of appropriate therapy at an early stage.

Heart Failure Genomics Risk (HFGR)	▪	We are developing a proprietary HFGR test that predicts the response of heart failure patients to routinely administered drugs.
	▪	The need to measure the precise response to these drugs in a timely manner would minimize the trial and error methods now used by doctors to optimize drugs best suited to each patient.

These tests are designed to be administered in the diagnostic and management process of patients with heart disease. The full scope of our core technology, as well as the know-how we have developed respecting aspects of chemical entrapment in bioassays, are covered under our patent applications.

Upon receipt of FDA approval, we intend to market the QLCA and the Cardiovascular Tests through a major IVD distributor. We have initiated discussions with a number of the Tier 1 IVD companies, and we anticipate that we will select a partner before we receive FDA approval. In accordance with industry practice, we intend to enter into a license agreement with our distribution partner for the manufacture and distribution of our products.

Paramagnetic Beads

Medical laboratories widely use paramagnetic particles as a solid surface in heterogeneous immunoassay tests utilizing the process of phase separation done by magnetic field.  Such tests involve the measurement of light generated on the surface area of paramagnetic beads coated with bio-organic material.

Our Beads represent a significant product advance. Most paramagnetic beads are made of iron oxide, and all are traditionally black or brown. We have developed a proprietary process that coats the beads with a layer of silver, making them white, and more sensitive to light. Our production process is also significantly less expensive than those used by our competitors. We have internally tested our Beads against all commercially available beads, and have found our silver-coated Beads to be five times more sensitive than traditional black or brown magnetic particles.

Since the CardioGenics business described above is now our primary business, we intend to examine the possibility of divesting our Pixaya and JAG Notes subscription businesses so we can focus our attention and resources exclusively on our primary CardioGenics business. Consistent with this objective, we have engaged in preliminary discussions with several parties that have expressed an interest in acquiring one or more of these businesses.

The JAG Notes and Pixaya Products

JAG Notes Subscription Products

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

Our current strategy involves phasing out retail subscribers for the JAGNotes Report and refocusing on institutional customers and professional traders. We have always maintained our original JAGNotes fax-based service for a limited number of mostly institutional subscribers. Through this service, we provide our subscribers faxed copies of our daily JAGNotes Report, which is provided through installments as information is received every weekday morning before the stock market opens. We also allow our subscribers access to our U.S. website by providing them with a specified number of access codes. The price for this combined service is approximately $1,500 to $2,150 per year. The website contains substantially all of the information provided in the faxed reports, updates of such information and access to the Rumor Room.

We intend to continue providing our combined fax/internet service primarily to institutional subscribers.  We believe that some financial institutions are willing to pay a higher price for this combined service because they consider a faxed report to be a more user friendly means of receiving the information even if their employees have direct internet access.

While we intend to focus efforts exclusively on offering the JAGNotes Report to institutional customers, we recognize that it remains of interest to some retail customers as well.  However, to avoid the cost of accessing such individuals we expect to do so almost exclusively through strategic affiliations such as our current arrangement with Track Data.

Rumor Room

Because rumors can move equities, we have established the Rumor Room where we post rumors that have been heard on the street about various stocks.  When we hear rumors, we post the information in the Rumor Room and indicate the date and time of the rumor.  While we realize that rumors are inherently unreliable as indicated by a cautionary note introducing this portion of our website (jagnotes.com), we believe that every trader and investor, both large and small, should have access to this information to determine its usefulness.  The Rumor Room is available to our subscribers and updated whenever we receive relevant information.

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

Advertising Revenue

While we expect the primary source of our revenue for our JAGNotes business to continue to be from subscriptions for our JAGNotes Report and the Rumor Room, we may supplement this with advertising revenue.  Such revenues have, however, not been substantial to date.  We do not expect such advertising revenues to become material until (i) there is a major upturn from current levels in internet banner advertising generally or we are able to offer advertisers various media advertising alternatives to banners, and, (ii) we are successful in increasing the number of unique visitors to our website

Pixaya Products

SurvayaCam

In November 2004, we purchased certain development stage software products and related assets from TComm Limited, a company organized in the United Kingdom.  At the time of acquisition, TComm Limited was in various stages of development of four software products.  One product that we continued to develop is SurvayaCam (previously CCMTV), a mobile surveillance system that consists of software programs and related hardware intended to permit field personnel to send encrypted real-time video streams from the field to a central location (or multiple locations) where they can be viewed. The system can be used as a fixed-in-place or body worn surveillance system. We have only made minimal sales of such product as part of our prior marketing and distribution efforts. In light of our cash constraints prior to the CardioGenics Acquisition and the revised focus of our business as a result of that acquisition, we previously suspended marketing and further development of SurvayaCam and do not anticipate re-engaging in any further development and marketing efforts in connection with this product.

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

OUR STRATEGY

The success of our business depends on our ability to obtain the requisite financing and be able to:

●	complete the development of our QLCA and our cardiovascular tests;

●	obtain FDA approval of our QLCA and the cardiovascular tests;

●	develop further tests that can be run on our QLCA;

●	commercialize our Beads.

We will require additional funds in order to implement our full business strategy. Accordingly, we will need to raise additional funds through public or private financing, strategic relationships or other arrangements. We do not anticipate generating any significant revenue until after our first cardiovascular test has been approved by the FDA and our Beads are commercialized by Merck Chimie pursuant to our agreement with them.

Since our strength is product development and innovation, our strategy is focused on exploiting this strength. In terms of product development and innovation, we employ our internal resources to develop our products through the various phases of development. We also rely on external service providers to supplement our internal talents in product development.

We will outsource product manufacturing. In terms of the QLCA, both the cartridge assembly as well as the analyzer assembly will be contracted out to different OEM providers with the facilities and expertise to deliver quality products. We will maintain a quality control process to ensure that the products meet the predetermined specifications.

Product marketing and distribution will by achieved through partnerships with global companies with wide reach. As we have done with our magnetic beads, the QLCA will be marketed by a third party through licensing and distribution agreements.

We are also focusing on protecting our intellectual property and know how through maintaining  a patent filing process on a global basis as well as maintaining confidentiality agreements with our staff, employees and service providers under contractual agreements.

While we have continued to operate our original JAGNotes subscription business since the CardioGenics Acquisition we have also, during that time, evaluated whether it is in the best interests of the Company and its stockholders to continue to devote resources to operating this business unit. Given our new focus on the CardioGenics business as a result of the CardioGenics Acquisition, we concluded that the Company and its stockholders would be best served by devoting all of our efforts and resources to our core CardioGenics business.

Accordingly, we began considering offers for the purchase of our Pixaya business unit (including our JAGNotes subscription business). On February 10, 2010 we entered into an agreement to sell our 100% membership interest in our Pixaya LLC subsidiary and the transaction closed on February 11, 2010.

Although we believe in these strategies, goals and targets, we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. In addition, we are dependent on having sufficient cash to carry out our strategies

Regulation

CardioGenics Products

Our QL Care Analyzer, Cartridge and Tests are classified as medical devices. Our beads are reagents of medical testing equipment. Accordingly, they are subject to a number of regulations in the jurisdictions where our products will be sold.

United States

The testing, production and sale of IVD products are subject to regulation by numerous state and federal government authorities, principally the FDA.

Pursuant to the U.S. Federal Food, Drug and Cosmetic Act (“FD&C Act”), the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.

Medical devices are classified into three categories, Class I, Class II or Class III. The classification of a device is based on the level of control necessary to assure the safety and effectiveness of the device. Generally, the complexity of the submission and the approval times are based on the regulatory class of the device. Device classification depends on the intended use and also the indications for use of the device. Classification is also based on the risk the device poses to the patient and/or the user. Class I devices include devices with the lowest risk, and Class III devices are those with the greatest risk. Class I devices are subject to general control, Class II devices are subject to general controls and special controls, and Class III devices are subject to general controls and must receive a Premarket Assessment or PMA by the FDA.

Before some Class I and most Class II devices can be introduced in the market, either the manufacturer or distributor of the device is required to follow the pre-market notification process described in section 510(k) of the FD&C Act. A 510(k) is a pre-marketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, and is substantially equivalent to a legally marketed device. Applicants must compare their 510(k) device to one or more similar devices currently on the US market and support their claims for substantial equivalency. The FDA requires a rigorous demonstration of substantial equivalency. It generally takes three to six months from submission to obtain 510(k) clearance. If any device cleared through 510(k) is modified or enhanced, or if there is a change of use of the device, a new amended 510(k) application must be submitted. According to FDA regulations and our management team’s prior experiences with submissions of similar products, our QLCA and launch product (TnI) will be classified as a Class II device and will be subjected to the 510(K) process. Further, a second test product of ours (HFRS) will also be subjected to the same 510(K) process. As for both tests, predicate devices are commercially available.  For other test products, depending on the claims and with a prior agreement with the FDA, the submissions would be either a PMA or 510(K). We have not yet approached the FDA for that purpose.

Canada

Health Canada sets out the requirements governing the sale, importation and advertisement of medical devices. These regulations are intended to ensure that medical devices distributed in Canada are both safe and effective. We are also required to comply with certain procedures for the disposal of waste products under the Canadian Code of Practice for the Management of Biological Waste (the “Code”). We believe we are currently in compliance with all required Code provisions.

Europe

Our products will be subject to registration under the EU Medical Device Directives for in-vitro diagnostic products.

Other countries

Our products will be subject to the regulations of any country where they are sold, and we will make the necessary applications for approval on a country-by-country basis.

JAGNotes and Pixaya Products

The securities industry is subject to extensive regulation under federal and state laws in the United States, and companies that provide financial advice to investors are generally required to register as investment advisers at either the federal or state level. We believe that our JAGNotes business consists of a publishing activity for which investment adviser registration and regulation do not apply under applicable federal or state law, and thus we are not registered as an investment adviser with either the Securities and Exchange Commission (the “SEC”) or any of the various states.  The regulatory environment in which it operates is subject to change, however, and we could be required to register as an investment adviser with an appropriate regulatory agency at some point in the future.

In addition, we operate in an environment of uncertainty about potential government regulation of the Internet and internet-based service providers.  We believe that our business is not currently subject to direct regulation other than regulations applicable to businesses generally.  However, the Internet is evolving rapidly, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment.  The United States Congress has passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, liability for third-party activities and jurisdiction.  Specifically, with respect to one aspect of copyright law, on October 28, 1998, the United States Congress passed the Digital Millennium Copyright Act (“DMCA”).  The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions.  Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees in connection with digital sound recordings which we may deliver to our customers.  Additionally, federal, state, local and foreign governmental organizations from time to time consider other legislative and regulatory proposals that would regulate the Internet.  The distribution of content to mobile phones is also regulated.

We cannot predict what new laws will be enacted or how courts will interpret both existing and new laws.  As a result, we are uncertain as to how new laws or the application of existing laws may affect our business.  For example, while we are not aware of any pending laws or regulations that would restrict our ability to disseminate market-based rumors and other information of unsubstantiated reliability, it is possible that such laws or regulations may be passed in the future.  Increased regulation in this area could decrease the demand for our JAGNotes subscription services, increase our cost of operating such business or otherwise have a material adverse effect on that business, its results of operations and financial condition.  In addition, the ways in which Internet companies deal with copyrighted content which appears on their sites are in flux.

Competition

CardioGenics Competitors

Numerous companies provide Point Of Care (POC) products, many with cardiovascular test products. However, in terms of quantitative POC products, few companies operate in this space with marketed devices. These include:

●	Biosite Diagnostics Incorporated;

●	Response Biomedicals Corp.;

●	Roche POC division; and

●	i-Stat division of Abbott Diagnostics.

The first 3 companies employ fluorescence measurements in their platforms, while i-Stat employs electrochemical testing. We believe that our technology and products in development will offer superior products to the POC market. None of the above companies offer chemiluminescence in its platform, a technology that is well-recognized for its superiority as evidenced by its dominance in the laboratory testing market. We believe that harnessing chemiluminescence in our QLCA will fulfill the clinical demands for fast and accurate quantitative results at patient bedsides.

JAG Notes Competitors

Providing financial information and analysis over the internet is an intensely competitive business.  A large number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff.  In addition, cable television is an increasingly important source of financial news and therefore competition.

Our business competes to a different degree with the following information sources, many of which provide their information without charge:

●	Online financial news and information providers, such as Yahoo Finance, Marketwatch, TheStreet.com, Forbes.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com;

●	Internet portals and search engines such as Google, AOL, MSN and Yahoo;

●	Traditional media sources such as The Wall Street Journal, Investor’s Business Daily, The Financial Times, Barrons, CNN/Money, and MSN Money/CNBC, all of which also have an Internet presence;

●	Terminal-based financial news providers including Bloomberg, Reuters and Dow Jones; and,

●	Online brokerage firms such as TD Ameritrade, E*Trade Financial, Charles Schwab and Fidelity;

Because there is not a readily defined market in which we compete, we cannot predict which information source or sources will be our primary competition in the future.  However, we expect competition from each of the above information sources to intensify and increase in the future.  Most of our current and potential competitors have greater name recognition, larger financial, technical and marketing resources, and more extensive customer bases than we do, all of which could be leveraged to gain market share to our detriment.  Such advantages would also permit our competitors to enter new sectors such as distribution through mobile phones, more easily than we would be able to do.

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

Intellectual Property

In connection with our CardioGenics business, we have filed seven (7) full patent applications relating to the QLCA and its core technology, the self-metering cartridge, our battery of cardiovascular tests and the Beads.

With our intellectual properties, we file an initial application with the Patent Cooperation Treaty (PCT) which is responsible for intellectual property protection globally. Thereafter we file patent applications in individual jurisdictions, once the patent is granted by the PCT.

We have filed 3 patent applications covering the core technology, an application covering one of its test products, 2 applications covering the detection technology and a patent application covering the development of a self-metering cartridge for the QLCA. We also choose to maintain some of our intellectual property as proprietary “know-how“, rather than disclosing such proprietary information to the public domain through patent applications.

With respect to our JAGNotes business, we are the owner of the trademarks “JAG NOTES — AHEAD OF THE MONEY,” “STREETSIDE” and “STREETSIDE WITH DAN DORFMAN.”  Each of the foregoing trademarks was registered in 2002 and has a duration of ten years, at which time each of the trademarks must be renewed or they will expire.  We do not consider these trademarks to be material to our business.

Research and Development

Our efforts are focused on the development and commercialization of our products under development.

The Company has spent approximately $1,597,000 over the last two (2) fiscal years developing its QLCA and cardiovascular tests to be used therein and its paramagnetic beads

Website Technical Information

Our CardioGenics website (www.cardiogenics.com) is maintained by us internally and is hosted by DreamHost, which has hosting facilities located in Brea, California.

With respect to our JAGNotes business, we lease one web server, which is the computer system on which all of the content for our jagnotes.com website is maintained and through which we operate our jagnotes.com website.  Our U.S. server is maintained by Woodbourne Solutions and is located at their facility in Germantown, Maryland.

Our Pixaya website (www.pixaya.com) is hosted by InnoTech.  InnoTech has offices located in southern California and Raleigh, North Carolina. Their Internet data center is located in Orange County, California.  The Pixaya website is maintained by us internally.

Employees

As of October 31, 2009, we had ten (10) employees of whom seven (7) were full time and three (3) were part-time. Of those employees, only Yahia Gawad, our Chief Executive Officer, has an employment agreement with the Company.

Acquisition of CardioGenics

On July 31, 2009 we completed the acquisition of CardioGenics by CardioGenics ExchangeCo Inc. (“ExchangeCo”), our Ontario, Canada subsidiary, pursuant to the terms of a Share Purchase Agreement dated May 22, 2009 among ExchangeCo, JAG Media Holdings, Inc., CardioGenics and CardioGenics’ principal stockholder, Yahia Gawad (the “Share Purchase Agreement”). CardioGenics is considered the acquirer in the transaction for accounting and financial reporting purposes.

In connection with the acquisition, ExchangeCo acquired all of the outstanding common shares of CardioGenics (the “CardioGenics Common Shares”), excluding 173,869 CardioGenics Common Shares in the aggregate owned by two (2) minority stockholders of CardioGenics (the “Dissenting Stockholders”), in consideration for the issuance of 422,183,610 shares of our common stock to the CardioGenics stockholders at the closing, as further described below (the “Share Consideration”). In consideration for the surrender of their CardioGenics Common Shares, the CardioGenics stockholders had the option to receive at the closing their pro-rata allocation of the Share Consideration in the form of (a) our common shares or (b) “Exchangeable Shares“ of ExchangeCo, which are exchangeable into our common shares in accordance with the terms of a Voting and Exchange Trust Agreement dated July 6, 2009 among JAG Media, ExchangeCo, and WeirFoulds LLP, as trustee and the rights and preferences of the Exchangeable Shares. Those CardioGenics stockholders who elected to receive directly our common shares were issued, in the aggregate, 145,528,195 common shares at the closing and those CardioGenics stockholders who elected to receive Exchangeable Shares were issued 16 Exchangeable Shares at the closing, which are exchangeable at any time into 276,655,415 of our common shares, in the aggregate. The Share Consideration issued at the closing provided the CardioGenics stockholders with direct and indirect ownership of approximately 85% of our outstanding common stock, on a fully diluted basis.

Immediately prior to the closing, all CardioGenics debenture holders converted their debentures into CardioGenics Common Shares in accordance with the terms of their respective debentures, as required by the terms of the Share Purchase Agreement. Accordingly, such former debenture holders became CardioGenics stockholders for purposes of the acquisition and received their pro-rata allotment of the Share Consideration in the form of JAG Common Shares and/or Exchangeable Shares at the closing in consideration for the surrender of the CardioGenics Common Shares they received upon conversion of their debentures.

Also prior to the closing, CardioGenics closed on an equity investment round of financing totaling $2,715,000. These equity investors in CardioGenics became CardioGenics stockholders for purposes of the acquisition and received their pro-rata allotment of the Share Consideration in the form of our common shares.

All of our common shares received by CardioGenics stockholders in exchange for their CardioGenics Common Shares may not be registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by CardioGenics stockholders in exchange for their CardioGenics Common Shares (and any of our common shares into which such Exchangeable Shares may be exchanged) also may not be registered for resale prior to six (6) months following the closing and, therefore shall remain subject to the rights and restrictions of Rule 144 prior to any such registration.

Also at the closing, all holders of CardioGenics warrants entitling the holders to purchase CardioGenics Common Shares at various prices exchanged their CardioGenics warrants for warrants to purchase, in the aggregate, 36,148,896 of our common shares at exercise prices of $0.047 per share, in accordance with the terms of the Share Purchase Agreement and the respective warrants. The terms of these newly issued warrants did not include any registration rights for the warrant holders. CardioGenics had no options to acquire CardioGenics Common Shares outstanding as of the closing.

At the closing, our then current directors resigned as directors of JAG Media and its subsidiaries after appointing their successors and our then current officers also resigned as officers and executives of JAG Media and its subsidiaries. After their resignation and the closing, our former directors entered into consulting agreements with the Company pursuant to which they are rendering various services to assist us in connection with certain transition matters. Each consulting agreement is for a term of 18 months, with each party receiving 500,000 shares of the Company’s common stock, issued pursuant to our 1999 Long-Term Incentive Plan, as compensation for their services under the consulting agreements.

Following the closing, a majority of our stockholders approved, by written consent, an amendment to our articles of incorporation, which provided for (a) a change in our corporate name from “JAG Media Holdings, Inc.“ to “CardioGenics Holdings Inc.” and (b) an increase in the number of our authorized JAG Common Shares from 500,000,000 to 650,000,000.

Financing Arrangements

Equity Line of Credit with YA Global

In connection with the CardioGenics Acquisition, on March 12, 2009 we entered into a Standby Equity Distribution Agreement with YA Global Master SPV Ltd. (“YA Ltd ”) (the “ SEDA ”) pursuant to which YA Ltd agreed to purchase up to $5,000,000 of our common stock (the “ Commitment Amount ”) over the course of the thirty-six (36) months following the date the registration statement for the shares to be issued pursuant to the SEDA is first declared effective (the “ Commitment Period ”). We will have the right, but not the obligation, to sell common stock to YA Ltd during the Commitment Period. Concurrent with the execution of the SEDA, we also entered into a Registration Rights Agreement with YA Ltd pursuant to which we agreed to register the shares of our common stock to be issued in connection with the SEDA. We have not yet filed such registration statement, in accordance with the terms of the Registration Rights Agreement, and accordingly the SEDA is not currently effective.

Increase in Authorized Shares

In October 2009 a majority of our stockholders approved, by written consent, an amendment to our articles of incorporation, which provided for, among other matters, an increase in the number of our authorized shares of common stock from 500,000,000 to 650,000,000.

Facilities

See “Item 2.—Properties.”

Legal Proceedings

See “Item 3.—Legal Proceedings.”

Where You Can Find More Information About Us

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC.  You can read and copy any of this information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  This information is also available from the SEC’s website at http://www.sec.gov.  We will also gladly send any filing to you upon your written request to Dr. Yahia Gawad, our Chief Executive Officer, at 6295 Northam Drive, Unit 8, Mississauga, Ontario L4V 1W8.

ITEM 1A.  RISK FACTORS

Risks Related to Our CardioGenics Business and Industry

The global financial crisis has had, and may continue to have, an impact on our business and financial condition.

The ongoing global financial crisis may limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

The requirements of being a public company may strain our resources and distract our management

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements place a strain on our systems and resources.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and in the future will require a report by our independent registered public accountants addressing these assessments via an auditor’s attestation. The auditor’s attestation requirement would be included in our fiscal year end 2010 Form 10-K in the event that the Securities and Exchange Commission does not extend the June 15, 2010 implementation date. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. If we fail to achieve and  maintain the adequacy of our internal controls, as such standards are modified,  supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

We have not earned any revenues in our CardioGenics business unit since its incorporation and only have a limited operating history in its current business, which raise doubt about our ability to continue as a going concern.

Our CardioGenics business unit has a limited operating history in its current business and must be considered in the development stage. It has not generated any revenues since its inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we complete development of our Cardiovascular Tests and commercialize our QLCA and the Cardiovascular Tests. The primary source of funds for our CardioGenics business unit has been the sale of common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable and we have not yet achieved profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern.

We need to raise additional financing to support the research and development of our CardioGenics business but we cannot be sure that we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to develop new test products for our QLCA is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our platform and technology. Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
.	•	competing technological and market developments;
.	•	our ability to establish additional collaborative relationships; and
•	the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from the operations of our CardioGenics business unit and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to continue the development of our technology, which might result in the loss of some or all of your investment in our common stock.

We may acquire other businesses, license rights to technologies or products, form alliances, or dispose of or spin-off businesses, which could cause us to incur significant expenses and could negatively affect profitability.

 We may pursue acquisitions, technology licensing arrangements, and strategic alliances, or dispose of or spin-off some of our businesses, as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. We could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.

The expiration or loss of patent protection and licenses may affect our future revenues and operating income.

Much of our business relies on patent and trademark and other intellectual property protection. Although most of the challenges to our intellectual property would likely come from other businesses, governments may also challenge intellectual property protections. To the extent our intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow us to compete effectively, our business will suffer. To the extent that countries do not enforce our intellectual property rights or to the extent that countries require compulsory licensing of our intellectual property, our future revenues and operating income will be reduced. Our principal patents and trademarks are described in greater detail in the sections captioned, "Patents, Trademarks, and Licenses."

Competitors' intellectual property may prevent us from selling our products or have a material adverse effect on our future profitability and financial condition.

Competitors may claim that one or more of our products infringe upon their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require us to enter into license agreements. We cannot guarantee that we would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our affected products. Any of these events could have a material adverse effect on our profitability and financial condition.

We may not be able to adequately protect our intellectual property

We believe the patents, trade secrets and other intellectual property we use are important to our business, and any unauthorized use of such intellectual property by third parties may adversely affect our business and reputation. We rely on the intellectual property laws and contractual arrangements with our employees, business partners and others to protect such intellectual property rights. Filing, prosecuting, defending and enforcing patents on all of our technologies and products throughout the world would be prohibitively expensive. Competitors may, without our authorization, use our intellectual property to develop their own competing technologies and products in jurisdictions where we have not obtained patent protection. These technologies and products may not be covered by any of our patent claims or other intellectual property rights. Furthermore, the validity, enforceability and scope of protection of intellectual property in some countries where we may conduct business is uncertain and still evolving, and these laws may not protect intellectual property rights to the same extent as the laws of the United States.

Many companies have encountered significant problems in protecting and defending their intellectual property rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, litigation involving patent or other intellectual property matters in the United States or in foreign countries may be necessary in the future to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources, and have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

Our products are subject to regulation by the U.S. Food and Drug Administration (“FDA”), and numerous international, federal, and state authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or additional uses of existing products, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In particular, in the United States our products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the FDA. We believe that the FDA will classify our products as “Class II” devices, thus requiring us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) a product that the FDA has previously cleared.

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. We are currently developing a group of cardiovascular tests that we will have to clear with the FDA through the 510(k) notification procedures. These test products are crucial for our success and if we do not receive 510(k) clearance for a particular product, we will not be able to market these products in the United States, which will have a material adverse effect on our revenues, profitability and financial condition.

In addition, no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. We must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. These actions could result in, among other things: substantial modifications to our business practices and operations; refunds, recalls, or seizures of our products; a total or partial shutdown of production while we or our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and, withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues, profitability and financial condition.

Changes in third-party payor reimbursement regulations can negatively affect our business.

By regulating the maximum amount of reimbursement they will provide for blood testing services, third-party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our diagnostic products. For example, the Centers for Medicare and Medicaid Services set the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services. Consequently, we would either need to charge less for our products or incur a reduction in our profit margins. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.

Laws and regulations affecting government benefit programs could impose new obligations on us, require us to change our business practices, and restrict our operations in the future.

Our industry is also subject to various federal, state, and international laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act, and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment, and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Administration health programs. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

Our research and development efforts may not succeed in developing commercially successful products and technologies, which may cause our revenue and profitability to decline.

To remain competitive, we must continue to launch new products and technologies. To accomplish this, we must commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested.

Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully develop new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched or whether any products will be commercially successful. Failure to launch successful new products or new uses for existing products may cause our products to become obsolete, causing our revenues and operating results to suffer.

New products and technological advances by our competitors may negatively affect our results of operations.

Our products face intense competition from our competitors' products. Competitors' products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than our products. We cannot predict with certainty the timing or impact of the introduction of competitors' products.

We depend on key members of our management and scientific staff and, if we fail to retain and recruit qualified individuals, our ability to execute our business strategy and generate sales would be harmed.

We are highly dependent on the principal members of our management and scientific staff. The loss of any of these key personnel, including in particular Dr. Yahia Gawad, our Chief Executive Officer, might impede the achievement of our business objectives. We may not be able to continue to attract and retain skilled and experienced scientific, marketing and manufacturing personnel on acceptable terms in the future because numerous medical products and other high technology companies compete for the services of these qualified individuals. We currently do not maintain key man life insurance on any of our employees.

The manufacture of many of our products is a highly exacting and complex process, and if we or one of our suppliers encounter problems manufacturing products, our business could suffer.

The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. In addition, we may use single suppliers for certain products and materials. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent we or one of our suppliers experience significant manufacturing problems, this could have a material adverse effect on our revenues and profitability.

Significant safety issues could arise for our products, which could have a material adverse effect on our revenues and financial condition.

All medical devices receive regulatory approval based on data obtained in controlled testing environments of limited duration. Following regulatory approval, these products will be used over longer periods of time with many patients. If new safety issues arise, we may be required to change the conditions of use for a product. For example, we may be required to provide additional warnings on a product's label or narrow its approved use, either of which could reduce the product's market acceptance. If serious safety issues with one of our products arise, sales of the product could be halted by us or by regulatory authorities. Safety issues affecting suppliers' or competitors' products also may reduce the market acceptance of our products.

In addition, in the ordinary course of business, we may be the subject of product liability claims and lawsuits alleging that our products or the products of other companies that we promote, or may be incorporated in our products, have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on our business, reputation and financial condition, as well as on our ability to attract and retain customers. Product liability losses are self-insured.

The international nature of our business subjects us to additional business risks that may cause our revenue and profitability to decline.

Since we intend to market our products internationally, our business will be subject to risks associated with doing business internationally. The risks associated with any such operations outside the United States include:

•	changes in foreign medical reimbursement policies and programs;
•	multiple foreign regulatory requirements that are subject to change and that could restrict our ability to manufacture, market, and sell our products;
•	differing local product preferences and product requirements;
•	trade protection measures and import or export licensing requirements;
•	difficulty in establishing, staffing, and managing foreign operations;
•	differing labor regulations;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	political and economic instability;
•	inflation, recession and fluctuations in foreign currency exchange and interest rates; and,
•	compulsory licensing or diminished protection of intellectual property.

These risks may, individually or in the aggregate, have a material adverse effect on our revenues and profitability.

Other factors can have a material adverse effect on our future profitability and financial condition.

        Many other factors can affect our profitability and financial condition, including:

•	Changes in or interpretations of laws and regulations including changes in accounting standards, taxation requirements and environmental laws in domestic or foreign jurisdictions.

•	Changes in the rate of inflation (including the cost of raw materials, commodities, and supplies), interest rates and the performance of investments held by us.

•	Changes in the creditworthiness of counterparties that transact business with or provide services to our distributors or us.

•
Changes in business, economic, and political conditions, including: war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and, pressure from third-party interest groups.

•
Changes in our business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates both in the U.S. and abroad and opportunities existing now or in the future.

•
Changes in the buying patterns of a major distributor, retailer, or wholesale customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors, and business partners.

•
Difficulties related to our information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction, or interruption of these systems.

•	Changes in credit markets impacting our ability to obtain financing for our business operations.

•
Legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree.

Risks related to our Pixaya Business and Industry

We will be managed by a new management team with no experience in our Pixaya business sector.

As a result of our acquisition of CardioGenics, our new management may not be able to effectively manage the newly combined business or our Pixaya business. If current or new management is unable to operate the new combined businesses at a profit, it could materially and adversely affect our business, results of operation and financial condition and could cause our stockholders to lose part or all of their investment in our common stock.

We may not be able to stop contraction of our subscriber revenues and attract sufficient institutional customers.

Our subscriber base has been shrinking and we have determined that we cannot expand our retail subscriber base for our traditional product, the JAGNotes Report. We believe that we must refocus our subscriber base on institutional customers to be successful, but do not have the funding to do so.  Our subscription revenues have leveled off at a level which cannot support our operating costs.  During the year ended July 31, 2008, revenues from our Pixaya business unit were approximately $177,065, and consisted entirely of revenues from subscriptions.

Our efforts to refocus our key subscriber base have been ineffective and historically Internet users have only been attracted to subscription websites in limited areas. Our competitors may be more successful than us in attracting customers, or the number of institutional and other professional users seeking or willing to pay for financial information of the kind we provide may not increase or may even decrease.  Any of these would adversely affect the revenues from our Pixaya business unit.  Because there is currently limited potential for Internet banner advertising revenues, if we cannot reverse the current shrinkage of our subscriber base or refocus such base, we will have little, if any, financial success.

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

Our growth and success depends in part on our ability to build awareness of the JAGNotes and Pixaya names. The JAGNotes and Pixaya names have only limited recognition within the financial community and little if any recognition among the general public.  We do not currently allocate any of our working capital to marketing and advertising the JAGNotes and Pixaya names but rather rely solely upon strategic alliances to increase our name recognition.  Our ability to refocus our subscriber base, offer new services or otherwise expand the business will be limited if we cannot increase our name recognition.

We may experience difficulties in developing new and enhanced services and products.

We believe that our website will be more attractive to subscribers if we introduce additional or enhanced services in the future in order to retain our current users and attract new users.  Our first attempt to introduce streaming audio and video was not financially successful and the business was sold. While we may consider various new enhanced services for our website, as well as new products for our Pixaya business unit, adequate financing is not currently available and the new focus of our business in light of the CardioGenics acquisition will likely require that any surplus cash be used to further develop our CardioGenics business unit.

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

Third parties may assert claims against us that our Pixaya business unit has violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. Parties could also bring libel, defamation or similar claims based on the content published on our websites.  Any such claims, whether meritorious or not, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

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

Our JAGNotes and Rumor Room products depend on our former key employees’ contacts within the professional financial community for certain information that we provide to our subscribers.  Although we have retained Mr. Thomas J. Mazzarisi, our former Chairman, Chief Executive Officer and General Counsel, and Mr. Stephen J. Schoepfer, our former President, Chief Operating Officer, Chief Financial Officer and Secretary as consultants to assist us with the ongoing operation of our Pixaya business unit during a limited post-closing transition period, we may also need to attract and retain additional qualified managers, software developers and other key personnel in the future in order to successfully manage our Pixaya business unit.  We may not be able to attract or retain the requisite personnel or have the requisite funding to hire them.

We face difficulties concerning availability of our sources of information for our products.

Our JAGNotes Report and Rumor Room products rely on information from independent third party sources. We do not maintain written agreements with these sources to provide this information, so we cannot guarantee that any of these sources will continue to provide the information necessary to maintain our products.  If information from these sources is altered, curtailed or discontinued this could adversely affect the quality or even the viability of these products, which could decrease the demand for our JAGNotes website and adversely impact our revenues.

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

Our JAG Notes website’s primary current competitors provide financial news, commentary and analysis on the Internet such as Yahoo Finance, Marketwatch, TheStreet.com, Briefing.com, America Online Personal Finance, Reuters and MotleyFool.com. Providing financial information and analysis over the Internet is an intensely competitive business. An increasing number of web-based financial information providers are competing for subscribers, customers, advertisers, content providers, analysts, commentators and staff, and we continue to face competition from traditional news and information sources including television and print. We expect competition from both sources to intensify and increase in the future. Many of our competitors have substantially greater financial and other resources than we do.

We are an intensely competitive business with low barriers to entry.

The barriers to entry into our JAGNotes business are relatively low (i.e., it is not difficult for new competitors to enter the market).  Many blogs now provide financial information at no cost.  Much of the information we provide to subscribers is available and we do not have any patented or otherwise protected technologies that would preclude or inhibit competitors from entering our markets. Our current and future competitors may develop or offer services that have significant price, substantive, creative or other advantages over the services we provide.  If they do so and we are unable to respond satisfactorily, our business and financial condition will likely be adversely affected.

We may not be able to adequately protect ourselves against security risks.

All Internet businesses are subject to electronic and computer security risks. We have taken steps to protect ourselves from unauthorized access to our systems and use of our site, but we cannot guarantee that these measures will be effective. If our security measures are ineffective, unauthorized parties could alter, misappropriate, or otherwise disrupt our service or information.  If such unauthorized parties were able to access certain proprietary information, of ours or our customers’; including subscribers’ credit card numbers and personal information, we would face significant unexpected costs and a risk of material loss, either of which could adversely affect our business.

Risks Related to Our Capital Structure

Our shareholders may experience significant dilution from the exercise of warrants to purchase shares of our common stock.

In June 2006, we issued warrants to purchase 12,000,000 shares of our common stock to YA Global Investments L.P. (“YA Global”). To date, we have issued 11,325,000 shares of our common stock upon the exercise of these warrants by YA Global. There are no further warrants available for exercise by YA Global since one warrant exercise made by YA Global was done on a “cashless basis“ resulting in a reduction of 675,000 warrant shares.  In addition, as a result of our acquisition of CardioGenics, former CardioGenics warrant holders exchanged their warrants to purchase CardioGenics Common Shares for warrants to purchase our Common Shares. Currently, the warrants held by such former CardioGenics warrant holders entitle them to purchase up to 36,148,896 of our Common Shares at prices of $0.047 per share.

Accordingly, you may experience substantial dilution upon exercise of these warrants. In addition, you may experience substantial dilution if the price of our Common Shares increases to a level greater than the exercise price of these warrants.

The resale by YA Global of its shares of our common stock received from us in connection with the exercise of their warrants may lower the market price of our common stock.

The resale by YA Global of shares of our common stock that it receives from us in exercise of their warrants will increase the number of publicly traded shares of our stock, which could lower the market price of our common stock. Moreover, the shares that we issue to YA Global, or other warrant holders will be available for immediate resale, subject to the resale restrictions of Rule 144 of the Securities Act. There are no contractual restrictions on the ability of YA Global to offer shares issued to it pursuant to our warrants, other than the limitation that YA Global cannot beneficially own more than 9.99% of our then outstanding shares of common stock. If YA Global continues to resell such shares, the market price for our shares could decrease significantly. In addition, the mere prospect of such transactions could lower the market price for our common stock.

There are substantial risks associated with the Standby Equity Distribution Agreement with YA Global Master SPV Ltd., which could contribute to the decline of our stock price and have a dilutive impact on our existing stockholders

In order to obtain needed capital, we entered into a Standby Equity Distribution Agreement with YA Global Master SPV Ltd. (“YA Ltd.”) dated as of March 12, 2009. The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders. We believe YA Ltd. intends to promptly re-sell the shares we issue to them under the SEDA and that such re-sales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA Ltd. in exchange for each dollar of the advance.  Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Future Issuance of Our Common Stock Could Dilute Current Stockholder or Adversely Affect the Market.

Future issuances of our common stock could be at values substantially below the price paid by the current holders of our common stock. In addition, common stock could be issued to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Sales of substantial amounts of our common stock in the public market, or even just the prospect of such sales, could depress the prevailing market price of our common stock and our ability to raise equity capital in the future.

The market for our common stock is limited.

Our common stock is traded on the OTC Bulletin Board. Trading activity in our stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the OTC Bulletin Board.

Because our common stock currently trades below $5.00 per share and is quoted on the OTCBB, our common stock is considered by the SEC to be a “penny stock,” which adversely affects our liquidity.

Our common stock does not currently qualify for listing on any national securities exchange, and we do not anticipate that it will qualify for such a listing in the short-term future. If our common stock continues to be quoted on the OTC Bulletin Board or is traded on the Pink Sheets, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be large price fluctuations.

Our amended charter contains provisions that may discourage an unaffiliated party to take us over.

Without further stockholder action, our Board of Directors could authorize the issuance of additional shares of our common stock as well as preferred stock with special voting rights by class or with more than one vote per share, to a “white knight” in order to deter a potential buyer.  This might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of our Board of Directors to take over or otherwise gain control of us.

Terms of subsequent financings may adversely impact your investment.

We may have to raise equity, debt or preferred stock financing in the future. Your rights and the value of your investment in our Common Shares could be reduced. For example, if we issue secured debt securities, the holders of the debt would have a claim against our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results.

Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of our Common Shares.

Our articles of incorporation do not provide stockholders the pre-emptive right to buy shares from the company. As a result, you will not have the automatic ability to avoid dilution in your percentage ownership of the company.

Control of our stock is now held by the former CardioGenics shareholders.

The prior shareholders of CardioGenics own, directly or indirectly, approximately 85% of our outstanding common stock. While their percentage would decline if and to the extent new shares of our common stock are issued, you should expect these persons to exert continuing influence over all matters requiring shareholder approval, including the election of directors. You may have little to no practical control over such matters.

It is not likely that we will pay dividends on the common stock or any other class of stock

We intend to retain any future earnings for the operation and expansion of our business. We do not anticipate paying cash dividends on our common stock, or any other class of stock, in the foreseeable future. Stockholders should look solely to appreciation in the market price of our Common Shares to obtain a return on investment.

Our stockholders ownership of our common stock may be in doubt due to possible naked short selling of our common stock.

We believe, but cannot confirm, that speculators may have engaged in a practice commonly known as a “naked short” sale of our common stock, which means that certain brokers may be permitting their short selling customers to sell shares of our common stock that their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. We have from time to time been included by Nasdaq on the Regulation SHO Threshold Security List, which is indicative of a significant amount of naked shorting in the stock. Because naked shorting may result in an artificial depression of our stock price, our stockholders could lose all or part of their investment in our common stock. As a result of this naked short selling, there may be a substantial number of purchasers who believe they are our stockholders, but who in fact would not be stockholders since their brokers may never have received any shares of our common stock for their account. In addition, investors who believe they are our stockholders may not have received a stock dividend to which they are entitled or may have been deprived of the right to vote some or all of their shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our executive and administrative headquarters are currently located at 6295 Northam Drive, Units 7 & 8, Mississauga, Ontario L4V 1W8 Canada. We rent this space at a cost of CDN$6,432 per month.

The administrative offices for our Pixaya subsidiary are currently located at 6865 SW 18th Street, Suite B-13, in Boca Raton, Florida 33433.  We rent this space at a cost of US$1,450 per month.  The lease for this space expired in June 2009 and is currently on a month-to-month basis.

The servers for our websites are housed at separate locations as described above.  See “Item 1.—Business—Website Technical Information.”  We believe that our facilities are adequate for our current needs and that, if our lease is not renewed on commercially reasonable terms, we will be able to locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3.  LEGAL PROCEEDINGS

On April 22, 2009, CardioGenics was served with a statement of claim from a prior contractor claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics, with an aggregate claim of $514,000.  The Company considers all the claims to be without any merit, has already delivered a statement of defence and intends to vigorously defend the action.  If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action. The statement of claim was filed in Ontario Superior Court of Justice (Court File No. CN09-1728-00).

On June 22, 2009 CardioGenics received a letter from Flow Capital Advisors, Inc. regarding a Non-Circumvention Agreement dated July 16, 2004 and a Finder's Fee Agreement dated December 13, 2004 between Flow Capital and CardioGenics. The letter states that CardioGenics has breached these agreements insofar as the transaction between CardioGenics and JAG Media is concerned and advising that Flow Capital is entitled to payment of 8% of the transaction value in accordance with the terms of the Finder's Fee Agreement. CardioGenics' lawyers subsequently wrote to Flow Capital denying any contractual breach and explaining why Flow Capital’s claims are without merit.

On January 15, 2010, Flow Capital Advisors, Inc. (“Flow Capital”) filed a lawsuit against CardioGenics, Inc, and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown) (“Flow Lawsuit”). The Flow Lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement.  Flow Capital is claiming that it is entitled to its finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock. The Company and its counsel are currently reviewing the Flow Lawsuit and anticipate responding to the Flow Lawsuit in the near future.

On January 14, 2010, Flow Capital filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004. The Company and its counsel are currently reviewing this lawsuit and anticipate responding to it in the near future.

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

On December 3, 2004, we announced that our original counsel had assigned our legal retainer agreement in connection with the lawsuit to a legal consortium consisting of various law firms and other consultants throughout the country, which includes our original counsel.  We have met with our new attorneys and continue to evaluate our options for recommencing an action against certain defendants, and possibly other parties, in light of the court’s order and/or pursuing other strategies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2009, following the closing of the CardioGenics Acquisition, our board of directors approved the following amendments to our articles of incorporation, subject to the approval of such amendments by the holders of a majority of our common shares: (a) a change of our corporate name from “JAG Media Holdings, Inc.” to “CardioGenics Holdings Inc.” so as to better reflect the nature of our business following the CardioGenics Acquisition and (b) an increase in the number of our authorized common shares from 500,000,000 to 650,000,000. Subsequent to the approval of such proposed amendments by our board of directors, the holders of a majority of our common shares approved by written consent the amendments to our articles of incorporation approved by our board of directors.

Under Nevada law, the written consent of the holders of a majority of our common shares, without convening a shareholder meeting to vote on the proposals, was sufficient to make the above-referenced changes to our articles of incorporation. The applicable stockholders were informed of the details of the approved amendments by an Information Statement filed with the SEC and distributed to the applicable stockholders subsequent to the written consent of the holders of a majority of our common shares, but prior to such amendments taking effect. The approved amendments to the articles of incorporation were filed with the Secretary of State of Nevada approximately ten (10) days after the mailing of the Information Statement to the applicable stockholders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

For the period covered below, our common stock (other than our class B common stock) is traded on the OTC Bulletin Board under the symbol CGNH. In October 2009, our symbol was changed from JAGH to CGNH as a result of the CardioGenics Acquisition. The following table based on Bloomberg L.P. reflects quarterly high and low bid prices of our common stock from October 31, 2007 through October 31, 2009.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending October 31, 2009
Quarter Ended	High $	Low $
October 31, 2009	0.78	0.20
July 31, 2009	0.38	0.37
April 30, 2009	0.17	0.14
January 31, 2009	0.23	0.18
October 31, 2008	0.41	0.38
Fiscal Year Ending July 31, 2008
Quarter Ended	High $	Low $
July 31, 2008	0.79	0.17
April 30, 2008	0.98	0.68
January 31, 2008	1.07	0.66
October 31, 2007	1.10	0.59

On February 10, 2010, the closing bid price for our common stock was $0.117.  A public trading market for our Series 2 and Series 3 Class B common stock has never developed.

As of February 10, 2010, there were 218,006,202 shares of our common stock outstanding, 380,931 shares of our Series 2 Class B common stock outstanding and 21,500 shares of our Series 3 Class B common stock outstanding and 3,797 stockholders of record with respect to such shares.  There was also outstanding 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 16 Exchangeable Shares, which are exchangeable into 276,655,415 shares of our common stock.

In addition, there are 1,325 additional stockholders who did not turn in their shares of prior classes of our common stock in connection with our recapitalizations in 2002 and 2004.  These stockholders, upon presentation of their shares, are entitled to receive shares of our common stock in exchange. As of February 10, 2010 174,099 Series 1 Class B common shares, 1,076,207 Class A common shares and 125,277 original JagNotes.com Inc. common shares remained unconverted.

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

On May 25, 2006 JAG Media issued 1,250,000 shares of its common stock to YA Global as repayment for $250,000 of the outstanding principal amount of the Promissory Note and a $1,900,000 10% secured convertible debenture with a maturity of three years in consideration of the remaining $1,750,000 of the outstanding principal amount of the Promissory Note and $150,000 in accrued and unpaid interest.  This issuance was exempt from registration under the Securities Act, pursuant to Section 3(a)(9) thereof.

In May of 2006, JAG Media issued two secured convertible debentures to YA Global in an aggregate principal amount of $1,250,000, as follows: (i) a $1,250,000 10% secured convertible debenture and (ii) a $1,000,000 10% secured convertible debenture, each with a maturity of three years.  This issuance was exempt from registration under the Securities Act, pursuant to Section 4 (2) thereof, as YA Global is an accredited investor.

Pursuant to the terms of the secured convertible debentures, YA Global has converted the entire principal and accrued interest on the debentures into an aggregate of 14,651,265 shares of JAG Media’s common stock.

On May 25, 2006, as partial consideration for YA Global’s purchase of the secured convertible debentures, JAG Media issued five warrants to purchase an aggregate of 12,000,000 shares of JAG Media’s common stock, as follows.  For a description of such warrants, see “Item 1.—Business—Financing Arrangements—Warrants.”  This issuance was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as YA Global is an accredited investor.

Pursuant to the terms of the warrants, as amended, YA Global has exercised all of the shares under the warrants at exercise prices ranging from $0.40-$0.05. JAG Media received $2,370,000 in gross proceeds from the exercise of these warrants.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of shares to as provided above pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchaser is an “accredited investor” and/or qualified institutional buyers, the purchaser has access to information about the Company and its purchase, the purchaser will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended October 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The financial statements contained herein include the results of CardioGenics, Inc. and its subsidiaries and JAG Media Holdings, Inc and its subsidiaries (“JAG Media Holdings, Inc.”) (from July 31, 2009, date of acquisition) which are collectively referred to as the “Company.”

JAG Media Holdings, Inc. is a provider of Internet-based equities research and financial information that offers its subscribers a variety of stock market research, news and analysis, including "JAGNotes", JAG Media Holdings, Inc.'s flagship early morning consolidated research product.

On July 31, 2009, JAG Media Holdings, Inc. completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among JAG Media Holdings, Inc., CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly owned subsidiary (“ExchangeCo”). In accordance with the terms of the Share Purchase Agreement, 99% of the holders of common shares of CardioGenics Inc. (two (2) minority shareholders of CardioGenics holding in aggregate 173,869 common shares of CardioGenics Inc. did not participate) surrendered their CardioGenics Common Shares to ExchangeCo. ExchangeCo caused JAG Media Holdings, Inc. to issue to the CardioGenics shareholders 422,183,610 shares of the Company’s common stock, par value $0.00001 per share (the “Share Consideration”). The Share Consideration provides the former CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media Holdings, Inc.’s outstanding common stock (on a fully diluted basis) as of July 31, 2009.

On October 27, 2009 the name of the Company was changed from JAG Media Holdings, Inc. to CardioGenics Holdings, Inc.

CardioGenics develops technology and products targeting the immunoassay segment of the In-Vitro Diagnostic testing market. CardioGenics has developed the QL Care Analyzer, a proprietary Point Of Care immuno-analyzer, which will run a number of diagnostic tests under  development by CardioGenics, the first of which will be a series of cardiovascular diagnostic tests. As part of its core proprietary technology, CardioGenics has also developed a proprietary method for silver coating paramagnetic microspheres (a fundamental platform component of immunoassay equipment), which improve instrument sensitivity to light. CardioGenics’ principal offices are located in Mississauga, Ontario, Canada.

With the acquisition of CardioGenics, the Company’s business will now be refocused on developing technologies and products for the point-of-care In Vitro Diagnostics market.

Results of Operations for the Years Ended October 31, 2009 and October 31, 2008

The following table sets forth the Company’s results of operations for the years ended October 31, 2009 and October 31, 2008 and includes the results of operations of JAG Media Holdings, Inc. from July 31, 2009 (date of acquisition) to October 31, 2009:

	Year Ended October 31,
	2009	2008
Revenues	$21,539	$—

Cost of revenues	136,946	—

Gross (loss)	(115,407)	—

Operating Expenses:
Amortization of property and equipment	26,157	32,248
Amortization of patent application costs	4,181	—
Write-off of patent application costs	23,803	29,928
General and administrative expenses	1,597,010	177,169
Write-off of goodwill	12,780,214	—
Research and product development, net of investment tax credits	1,572,337	24,531
Total	16,003,702	263,876

Loss from operations	(16,119,109)	(263,876)

Other (income) expense:
Interest expense and bank charges, net	571,840	432,005
Loss on change in value of derivative liability	12,421,023	—
Loss (gain) on foreign exchange transactions	(184,389)	657,340

Net loss	$(28,927,583)	$(1,353,221)

Revenues

Cardiogenics is a development stage company and as such has no revenues from operations other than that derived from the ongoing operations of the acquired company, JAG Media Holdings, Inc.

Since July 31, 2009 (date of acquisition of JAG Media Holdings, Inc.), revenues consist of sales of annual, semi-annual, quarterly and monthly subscriptions relating to our JAGNotes Report product. JAGNotes Report is a daily consolidated investment report that summarizes newly issued research, analyst opinions, upgrades, downgrades and analyst coverage changes from various investment banks and brokerage houses.

Cost of Revenues

Cost of revenues includes the cost to transmit the JAGNotes product over telephone and fax lines, on-line service charges for our website, costs in connection with the development and maintenance of the website and consultants costs in assisting to produce the JAGNotes product.

Operating expenses

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers and directors, occupancy costs, professional fees and other office expenses. The increase in general and administrative expenses is attributable primarily to common share based compensation to officers and directors of approximately $969,000 (2008 - $0), a common share based consulting fee paid to former officers of JAG Media Holdings, Inc. of $380,000 (2008 - $0), a financial consulting fee of $32,000 (2008 - $0) and administrative expenses of the acquired company of $77,000 for the last quarter.

Write-off of goodwill

On July 31, 2009, JAG Media Holdings, Inc. completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among JAG Media Holdings, Inc., CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly owned subsidiary (“ExchangeCo”). The purchase price, arrived at based on the average price of JAG Media Holdings, Inc.’s common shares, was allocated primarily to goodwill of $12,780,214. Subsequent to completing the purchase management has analyzed the operations of the acquired company and determined that considerable resources would have to be allocated to those operations to make them significantly viable. Since the Company intends to concentrate its activities on developing technologies and products for the point-of-care In Vitro Diagnostics market, in November 2009, management decided to sell its Pixaya subsidiary, along with its JAGNotes and Pixaya UK businesses. Offers were received in the range of $40,000 to $100,000. Based on these offers, management determined that the value of the goodwill associated therewith was impaired. A $12.8 million goodwill impairment charge was recorded in the fourth quarter of 2009.

Research and product development costs, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. Salaries and wages increased by common share based compensation paid to those officers and employees of approximately $1,280,000 (2008 - $0). Scientific consulting fees amounted to $36,000 as compared to $1,500 in 2008.  Investment tax credits were $160,000 in 2009 and $392,000 in 2008. The 2009 credit is lower in that the credit applies only up to the point at which the acquisition occurred.

Other expenses (income)

Interest expense and bank charges, net

Interest expense in 2009 includes beneficial conversion charges on the conversion of debentures and director’s loan of $335,000 and $117,000 respectively (2008 - $0 for both). Interest expense in 2008 included a loss on extinguishment of debt of $231,580 (2009 - $0). Interest on debentures and director’s loan was $138,000 in 2009 and $240,000 in 2008, lower in the later year due to the loans having been repaid during the year.

Loss on change in value of derivative liability

The loss on change in value of the derivative liability for the year ended October 31, 2009 arises out of the conversion of warrants of CardioGenics Inc. to warrants of the Company on completion of the reverse acquisition on July 31, 2009 and the issuance of options and warrants to an agent for assisting in the conversion of debentures to common shares in concert with the acquisition. The Company determined that, based on the guidance in “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company was prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants and options or any other warrants or options previously issued or granted to non-employees because the conversion of our secured convertible debentures and the related warrants could have resulted in the issuance of an indeterminable number of common shares as they were convertible at a discount from the market price. The Company therefore had to record the warrants and options at fair value of $12,325,833 and $95,190 respectively.

On September 30, 2009, the Company’s articles of incorporation were amended to increase the total number of common shares authorized for issuance from 500,000,000 shares to 650,000,000 shares of common stock, par value $0.00001 per share. As a result, the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 550,440,000 shares to 700,440,000 shares with a par value of $.00001 per share, of which 50,000,000 shares are authorized for issuance as preferred stock, 500,000,000 shares are authorized for issuance as common stock, 400,000 shares are authorized for issuance as Series 2 Class B common stock and 40,000 shares are authorized for issuance as Series 3 Class B common stock. The increase in authorized capital allowed management to conclude that it does have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to employees or non-employees. As a result of this increase, the fair value of this derivative liability was determined to be zero and therefore the re-valued amount of $13,501,360 was credited to Additional Paid-In Capital.

Loss (gain) on foreign exchange transactions

The Company conducts the majority of its transactions in Canadian dollars. The foreign exchange loss (gain) (2009-($184,389), 2008-$657,340) results from currency movements on transactions settled during the year.

Liquidity and Capital Resources

For the year ended October 31, 2009 the Company generated subscription revenues of only $21,539 (since July 31, 2009) and does not anticipate significant increases in revenues from this source in the foreseeable future. The Company incurred a net loss of approximately $28,900,000 and a cash flow deficiency from operating activities of approximately $735,000 for the year ended October 31, 2009. The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our financial statements.

The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our products, and to commence sales and marketing efforts.  The Company’s plans include financing activities such as private placements of its common stock and issuances of convertible debt instruments.  The Company is also actively pursuing industry collaboration activities including product licensing and specific project financing.

The Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet revenue projections and manage costs; however, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

Off-Balance Sheet Arrangements

The Company is not a party to any off balance sheet arrangements.

Seasonality

The Company does not believe that its business is materially affected by seasonal trends or inflation. On an ongoing basis, the Company will attempt to minimize any effect of inflation on its operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates, and other revenues when and if they are realized reflect increases in costs due to inflation.

Summary of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of its operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for financial statements filed with the SEC.

(a)  Convertible Debentures
In accordance with guidance in accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios, the Company recognized an imbedded beneficial conversion feature present in the convertible debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

In addition, the Company recognized the value attributable to the warrants to additional paid-in capital and a discount against the convertible debentures. The Company valued the warrants using the Black-Scholes pricing model.  The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

(b)  Research and Development Costs
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

(c)   Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in the authoritative guidance. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As there is no certainty that the Company will generate taxable income in the foreseeable future to utilize tax losses accumulated to date, no provision for ultimate tax reduction has been made in these financial statements.

On November 1, 2007, the Company adopted the guidance issued for accounting for uncertainty in income taxes which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-non recognition threshold at the effective date to be recognized upon the adoption of the guidance and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. Upon adoption, there were no adjustments required.

(d)  Stock-Based Compensation
The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Security and Exchange Commission (“SEC”). The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value.  The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which  provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration.  Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense was recorded to the statement of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

(e)   Foreign Currency Translation
The Company maintains its accounting records for its Canadian operations in Canadian dollars. Transactions in United States dollars (“USD”) are translated into Canadian dollars at rates in effect at the date of the transaction and gains or losses on such transactions are recorded at the time of settlement in the statement of operations.

The Company’s reporting currency is the United States Dollar.  Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for shareholders’ equity and a weighted average of exchange rate in effect during the period for expenses, gains and losses.  Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity (deficit).

(f)   Goodwill
Goodwill and other intangible assets with indefinite lives are tested for impairment annually, as required by pronouncement, “Goodwill and Other Intangible Assets”.  First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.

Recent Accounting Pronouncements

In September 2006, “Fair Value Measurements” pronouncement was issued which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement is effective for financial statements issued for the Company’s fiscal year beginning November 1, 2008, with earlier application encouraged. Any amounts recognized upon adoption as cumulative effect adjustments will be recorded to the opening balance of retained earnings in the year of adoption. On February 12, 2008, the effective date for non-financial assets and liabilities was delayed to fiscal years beginning on November 15, 2008; however, the effective date for financial assets remains intact. The Company has adopted the fair value measurements pronouncement for current assets and liabilities in these financial statements which has not had a material effect on its consolidated financial statements.

In December 2007, “Business Combinations” pronouncement was issued, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This Pronouncement is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In December 2007, “Non-controlling Interest in Consolidated Financial Statements”, was pronounced, which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets.  This pronouncement is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company believes that the adoption will have minimal impact on its consolidated financial position, results of operations or cash flows.

In May 2008, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” was pronounced. This requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on November 1, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2008, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” was pronounced.  Securities participating in dividends with common stock according to a formula are participating securities. This pronouncement determined that unvested shares of restricted stock and stock units with no forfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on November 1, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, and supersedes all existing non-SEC standards. This guidance is effective for the Company’s fiscal year beginning November 1, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In October 2009, the FASB issued guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required in this item are set forth beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 31, 2009, JAG Media Holdings, Inc. completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The auditors of CardioGenics were BDO Dunwoody LLP. The auditors of JAG Media Holdings, Inc. were J.H. Cohn LLP.

Given the long history of J.H. Cohn LLP as auditors of JAG Media Holdings, Inc., the Company elected to appoint J.H. Cohn LLP as auditors of the successor company, herein referred to as the Company and BDO Dunwoody LLP was terminated as auditors.

The reports of BDO Dunwoody LLP on CardioGenics’ financial statements for the fiscal years ended October 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended October 31, 2008 and 2007 and the subsequent interim period through August 31, 2009, the date on which the directors approved the engagement of J.H. Cohn LLP and BDO Dunwoody LLP ceased being our auditors, there were no disagreements between us and BDO Dunwoody LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Dunwoody LLP, would have caused BDO Dunwoody LLP to make reference to the subject matter of the disagreements in connection with its audit reports on our financial statements. During our past fiscal year ended October 31, 2009 BDO Dunwoody LLP did not advise us of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Annual Report on Form 10-K, as of October 31, 2009.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

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

Our management concluded that during the period covered by this report our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures;

•	lack of resources to account for complex and unusual transactions; and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

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

Changes in Internal Controls Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending October 31, 2009.

Board of Directors and Executive Officers

Name	Age	Position

Yahia Gawad	51	Director & Chief Executive Officer

Chandra Panchal	60	Director

Alexander D.G. Reid	71	Director

J Neil Tabatznik	59	Director/Acting Chairman

Linda J. Sterling	48	Director & Secretary

James Essex	61	Chief Financial Officer

There are no family relationships among the directors and executive officers. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

Yahia Gawad, MB, Ch.B., MD, MSc, (age 51, Director & Chief Executive Officer). Dr. Gawad is a Physician/Scientist with primary training in Cardiology, Biochemistry and Immunology.  He received his medical education and post-graduate training at the University of Alexandria and the University of Toronto. Dr. Gawad's academic and commercial experience and expertise include many years of designing and managing cardiovascular disease research and product development.

Dr. Gawad was a co-founder of a division of Nanogen (NGEN) (formerly Syn X and Skye Pharmatech) where he held the position of Vice-President, Medical Affairs. Prior to that, he was Director of Clinical Research and Development at Spectral Diagnostics Inc. (now Nanogen).

For the past 16 years, he has been working extensively on cardiac diagnostic test products.  He has prepared, submitted and obtained FDA regulatory approvals for several cardiac test products currently being marketed (including Cardiac Status Troponin I®, Myoglobin® and Myoglobin/CK-MB®, registered trademarks of Spectral Diagnostics Inc.). Through his expertise and contributions to an international committee, a new cardiac test, Troponin I, is now in routine clinical use.

In addition, Dr. Gawad has researched, developed and published several other tests. Dr. Gawad has received several awards and scholarships and was a member of both the Clinical Committee of the American Heart Association and the POC division of the American Association for Clinical Chemistry. He has served as a reviewer for the editorial board of the American Journal of Cardiology (1999-2003). Dr. Gawad published extensively and presented his research and clinical findings at national and international symposia.

Neil Tabatznik (age 59, Director). Mr. Tabatznik is the Chairman, CEO of Arrow Pharmaceuticals Inc. Arrow Pharmaceuticals is part of a global generic drug company established in 2000, and has seen rapid growth from $0 to $700 million in 8 years. The Arrow Group has sales operations in 5 continents and employs more than 1000 people worldwide. Prior to Arrow Pharmaceuticals, Mr. Tabatznik was the Chairman, CEO of Genpharm Inc. (1993-2000), which was acquired by MerckKGaA in 1994 and is now a part of Mylan Inc. the world's third largest generic and specialty pharmaceutical company. He was a Barrister-at-Law in London and was called to the Bar of England and Wales in 1978. He has extensive expertise in pharmaceutical manufacturing and negotiations of agreements with multinational companies.

Dr. Chandra Panchal, (age 60, Director). Dr. Panchal is the co-founder of Ambrilia Biopharma Inc. and was a Senior Executive of that company since inception, until February 2008. Ambrilia Biopharma is a biopharmaceutical company specializing in the research, discovery and development of cancer and infectious disease treatments and diagnostics. Dr. Panchal holds a PhD in Biochemical Engineering and has been managing the scientific affairs of Ambrilia and its predecessor, Procyon Biopharma Inc., since inception in 1986.  Under his tenure, Ambrilia has evolved into a TSX listed biotechnology company with several products in development and alliance agreements with multinational drug companies. He also sits on the Board of Chemaphor (TSX.V: CFR), Canadian Oil Remediation and Recovery Enterprises (TSX: CORRE), Axcelon Biopolymers Corp., Rodocanachi and MaRS Innovation.

Alexander D.G. Reid (age 71, Director). Mr. Reid has been in the financial community with experience in public and private companies for over 30 years. He has held numerous positions and board memberships in various financial and non-financial corporations. For many years, Mr. Reid was the author of the market business column in the Financial Post. Through his writing, various business models have been analysed and critiqued.  He has been involved with the Company as a shareholder since 1999;

 Linda J. Sterling, F.Inst.L.C.O.  (age 48, Director & Secretary). Ms. Sterling has been in the legal community in the capacity as a Law Clerk with both Stikeman Elliott LLP and Davies Ward Phillips & Vineberg LLP since 1999. She developed expertise with both public and private company legal compliance and has been responsible for CardioGenics' compliance and maintenance of corporate governance since 2001. She is currently licensed as a Legal Executive (F.Inst.L.C.O.), with the Institute of Law Clerks of Ontario, of which she is a member. She has held the position of CEO and director of Sterling Studios since 1989.

James A. Essex, CA, MBA (age 61, Chief Financial Officer) Mr. Essex has been with CardioGenics since 1999. He founded J. Hunter & Associates Inc. in 1990, a private financial consulting firm. Previously, he was a co-owner, President and COO of Calais Investigations, Inc., a private company (from 1993 to 1998), a Vice President of Confederation Trust (1989) and a Vice President of Chemical Bank of Canada (now JP Morgan Chase Bank of Canada) from 1977 through 1987.

Board Committees

Our Board of Directors does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our entire Board of Directors, to the extent required.  Our Board of Directors anticipates forming one or more of such committees during our 2010 fiscal year.

Nomination of Directors

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our common stock are required to file initial forms of ownership of our common stock and reports of changes in that ownership at the SEC.  Specific due dates for these forms have been established, and we are required to disclose in this report any failure to file by these dates.

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2008, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

Code of Ethics

We have adopted a Code of Ethics (our “Code of Ethics”) that applies to our Chief Executive Officer and Chief Financial Officer.  We will provide to any person without charge, upon request, a copy of our Code of Ethics by sending such request to the attention:  Yahia Gawad, Chief Executive Officer, CardioGenics Holdings Inc., 6295 Northam Drive, Unit 8, Mississauga, Ontario L4V 1W8.  The Company will promptly disclose any amendments or waivers to our Code of Ethics on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

As a “smaller reporting company,” CardioGenics has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation. Under the scaled disclosure obligations, CardioGenics is not required to provide CompensationDiscussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor is CardioGenics required to quantify payments due to the named executives upon termination of employment. Management believes that the scaled disclosure for the Company’s executive compensation policy and practices is appropriate because CardioGenics is small for a publicly-traded company, has only three named executives and has a relatively simple compensation policy and structure that has not changed in the last fiscal year.

Summary Compensation Table
The following table provides information concerning compensation of CardioGenics’ named executives for CardioGenics’ last two completed fiscal years ending October 31, 2008 and 2009.

Name and		Salary		Stock Awards		Total
Principal Position	Year	($)		($)		($)

Dr. Yahia Gawad	2009	85,426	(1)	927,235	(2)	1,012,661
Chief Executive Officer	2008	116,891	(1)			116,891

James A. Essex	2009			162,936	(2)	162,936
Chief Financial Officer	2008	15,585	(1)			15,585

Linda J. Sterling	2009			294,008	(2)	294,008
Corporate Secretary

(1)
Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended October 31, 2009 and October 31, 2008.

(2)
This amount represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended October 31, 2009 for stock awards granted in May and July 2009, a portion of which was in respect of fiscal years 2001 through 2008 and was immediately vested. The fair value is calculated using the price at which CardioGenics was selling stock through private placements around the date of grant. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

Other Benefit Plans

The Company has no defined benefit or actuarial pension plans.

Employment Agreements

We currently do not have written employment agreements with any of our current officers or executive personnel, except for Dr. Yahia Gawad who has a 3 year employment agreement with CardioGenics Holdings Inc. with an annual salary of $150,000, heath and dental insurance coverage on terms not less favorable than the health insurance coverage to be offered by the Company to its employees, performance bonuses in the form of cash and stock options to be proposed to the Board of Directors on an annual basis, non-compete agreement for 24 months after effective takeover and 18 months full salary severance pay and benefit for firing without cause. Further, for each calendar year of the Term he will be entitled to five (5) weeks paid vacation. Also, he will be eligible for Stock Option incentives to the executives as approved by the Board of Directors.

With respect to our former directors and executives, Messrs. Thomas J. Mazzarisi and Stephen J. Schoepfer, they each received an annual base salary of $150,000 pursuant to their amended and restated employment agreements.

Pursuant to these employment agreements, Messrs. Mazzarisi and Schoepfer were also entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to our other employees.  The agreements also provided that in the event the employment of Messrs. Mazzarisi and Schoepfer  are terminated without cause or such executive resigns for good reason as defined in the employment agreements, they shall be entitled to receive (i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term (the “Severance Period”), (ii) a lump sum cash payment equal to the executive’s highest rate of annual salary in effect during the term multiplied by the Severance Period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive’s then current salary rate and (iv) accelerated vesting of all of the executive’s outstanding stock options.  Such cash payments are required to be made within ten days of termination of employment, and shall not be subject to offset for amounts earned by the executive in respect of any subsequent employment, nor is the executive required to seek any such subsequent employment.

The employment agreements further provide that, immediately prior to a “change in control” (as defined in our 1999 Long-Term Incentive Plan), Messrs. Mazzarisi and Schoepfer will each be granted an option to acquire 1,000,000 shares of our common stock (subject to equitable adjustments for stock splits, etc.) at an exercise price equal to the fair market value of the average closing bid price for shares of our common stock for the 30 days prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment.  Generally, under our 1999 Long-Term Incentive Plan a “change in control” shall be deemed to have occurred (i) if there is an acquisition of 30% or more of our then outstanding shares of common stock, (ii) Messrs. Mazzarisi and Schoepfer cease for any reason to constitute at least a majority of the members of our Board or Directors, or (iii) a merger, consolidation, recapitalization, reorganization, sale or disposition of all or a substantial portion of our assets, or similar transaction shall have occurred.  However, a change in control shall not be deemed to have occurred if consummation of such a transaction would result in at least 70% of the total voting power represented by our voting securities outstanding immediately after such transaction being beneficially owned by at least 75% of the holders of our outstanding voting securities immediately prior to the transaction, with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction.

As the CardioGenics Acquisition resulted in a “change in control” as described above, Messers. Mazzarisi and Schoepfer were each granted upon their resignation at the closing an option to acquire 1,000,000 shares of our common stock at an exercise price of $0.34 per share, in accordance with the terms of their respective employment agreements.

Option Grants in Fiscal Year 2008

Pursuant to our 1999 Long-Term Incentive Plan, we granted options to purchase 2,000,000 to non-employees, with a weighted average exercise price of $0.34.

The following table sets forth information regarding options to acquire shares of our common stock outstanding under our 1999 Long-Term Incentive Plan held by our named executive officers as of October 31, 2009

Outstanding Equity Awards at October 31, 2009 Fiscal Year End

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise or base price per ($/Share)	Option expiration date
Thomas J. Mazzarisi	500,000	0	0.02	August 31, 2011
	1,000,000	0	0.34	August 1, 2019

Stephen J. Schoepfer	250,000	0	0.02	August 31, 2011
	1,000,000	0	0.34	August 1, 2019

Director Compensation

Non-Employee Directors' Compensation

In fiscal 2009 our policy for compensation of non-employee directors was as follows:

1.	Non-employee directors do not receive an annual cash base retainer.

2.
At the discretion of the full Board of Directors, nonemployee directors may receive shares of the Company’s common stock. The number and terms of such shares is within the discretion of the full Board of Directors.

3.	Directors who are officers or employees of CardioGenics do not receive separate consideration for their service on the Board of Directors.

Fiscal Year 2009 Director Compensation Table

	Stock Award	Stock Award
	As Director	(Other) (1)	Total (2)
Name	$	$	$

Neil Tabatznik	22,500	179,830	202,330

Dr. Chandra Panchal	22,500		22,500

Alexander D. G. Reid	22,500		22,500

(1)	Issued pursuant to debenture financing of January 2009.
(2)
As of October 31, 2009, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Tabatznik (5,616,477) Dr. Panchal (523,925) and Mr. Reid (523,925).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of January 22, 2009 (except as otherwise indicated) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each director and nominee to be a director, (iii) each named executive officer and (iv) all directors and executive officers as a group.  Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.  Unless otherwise indicated the address of each person listed in this table is c/o CardioGenics Holdings Inc, 6295 Northam Drive, Unit 8, Mississauga, Ontario, Canada L4V 1W8.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class**
Yahia Gawad	181,446,523		36.78%

Chandra Panchal	1,257,420		*

Alexander D.G. Reid	5,231,956		1.06%

J. Neil Tabatznik	18,825,337	(1)	3.80%

Linda J. Sterling	15,016,172		3.02%

James Essex	3,981,830		*

Thomas J. Mazzarisi	1,743,498	(2)	*

Stephen J. Schoepfer	1,530,500	(3)	*

All executive officers and directors as a group (8 persons)	229,063,370		46.00%

* Less than one percent

** Based on 493,289,034 shares of common stock issued and outstanding

(1)        Includes 1,571,775 shares of common stock issuable upon exercise of a warrant.

(2)        Includes 1,500,000 shares of common stock issuable upon the exercise of stock options.

(3)        Includes 1,250,000 shares of common stock issuable upon the exercise of stock options.

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of October 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

Equity Compensation Plans not approved by security holders	2,750,000	$ _____	3,250,000	(1)

TOTAL	2,750,000	—	3,250,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As a smaller reporting company, we are required to follow the scaled disclosure requirements with respect to this Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence . The disclosures related to review of related person transactions are not applicable to smaller reporting companies.

Certain Relationships and Related Transactions

During the years ended October 31, 2009 and October 31, 2008, the Company utilized advances from Dr. Yahia Gawad totaling approximately $885,000 bearing interest at 10% per annum. On July 31, 2009, the advances plus interest of $108,613 were converted to common shares at a price of $.037 per share for the advances and $.05 for the interest.

Director Independence

The Board of Directors currently consists of five members, three of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The three independent members of the Board of Directors are Neil Tabatznik, Dr. Chandra Panchal and Alexander D. G. Reid.

For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We do not have a standing audit, nominating or compensation committee made up of independent directors.  In light of our current limited revenues and operations, the Board of Directors does not believe it would be cost effective at this time to establish such committees, although it does intend to re-address these possibilities during our current fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

J.H. Cohn LLP has served as our independent auditors since August 31, 2009. The appointment of J.H. Cohn LLP as our independent public accountants was unanimously approved by the Board of Directors. J.H. Cohn LLP is the successor to our former independent auditors, BDO Dunwoody LLP (“BDO”).
BDO served as our independent auditors from December 1, 2007 until August 31, 2009.

The following table sets forth the aggregate fees paid by CardioGenics for the fiscal years ended October 31, 2009 and 2008 to our independent auditors:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October		October
	2009		2008

Audit fees	$60,000	(1)	$169,568	(2)
Audit related fees	$36,616	(3)	$0
Tax fees (4)	$0		$0
All other fees	$0		$0

(1)	Represents estimated audit fees for the fiscal year ended October 31, 2009.
(2)	Represents charges of BDO Dunwoody LLP, CardioGenics’ auditors for fiscal year ended October 31, 2008.
(3)	Represents charges of J.H. Cohn LLP, CardioGenics’ auditor in fiscal year ended October 31, 2009 for review of interim financial statements.
(4)	Both BDO Dunwoody LLP and J.H. Cohn LLP did not provide and did not bill for any tax services.

All Other Fees

There were no other fees billed by J.H. Cohn LLP or BDO Dunwoody LLP in the years ended October 31, 2009 or October 31, 2008.

Pre-Approval Policies and Procedures

The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Board of Directors pre-approved all of the services rendered by J.H. Cohn LLP and BDO Dunwoody LLP for the audit of the consolidated financial statements included in our Annual Reports on Form 10-K and reviews of consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The services provided for 2009 were 63% audit services and 37% audit related fees.  The services provided above for 2008 were 100% audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedule

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on June 19, 2006.

3.2	Bylaws of Registrant. Incorporated by reference to the Registrant’s Form SB-2 filed with the SEC on September 30, 1999.

3.3	Certificate of Designation of Series 1 Preferred Stock of Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

3.4	Articles of Amendment of CardioGenics ExchangeCo Inc. effective July 14 2009 and Articles of Incorporation of CardioGenics ExchangeCo Inc. Effective May 22, 2009

3.5	Certificate of Amendment to Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form DEF 14C filed with the SEC on September 9, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.2	Form of Series 2 Class B Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.3	Securities Purchase Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

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

10.1
Non-Binding Letter of Intent, dated October 1, 2008, by and among the Registrant, BlueCreek, e2 Business and YA Global.  Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

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

10.7
Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Thomas J. Mazzarisi.  Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.8
Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Stephen J. Schoepfer.  Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008

10.9
Extension of Amended and Restated Employment Agreement dated as of November 12, 2008 between registrant and Thomas J. Mazzarisi. Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.10
Extension of Amended and Restated Employment Agreement dated as of November 12, 2008 between registrant and Stephen J. Schoepfer. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.11
Consulting Agreement, dated November 12, 2007, between the Registrant and Walsh Organization, Inc.
Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

Exhibit No.	Description
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

10.23
Stand-By Equity Distribution Agreement dated March 12, 2009 between Registrant and YA Global Master SPV Ltd. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 13, 2009.

10.24	Registration Rights Agreement dated March 12, 2009 between Registrant and YA Global Master SPV Ltd. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 13, 2009.

10.23	Share Purchase Agreement dated May 22, 2009 between Registrant, CardioGenics ExchnageCo Inc., CardioGenics Inc. And Yahia Gawad, Principal Shareholder of CardioGenics Inc.

10.24
Voting and Exchange Trust Agreement dated July 6, 2009 among Registrant, CardioGenics ExchangeCo Inc. and Weirfoulds LLP. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.25	Support Agreement dated July 6, 2009 between Registrant and CardioGenics ExchangeCo Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

Exhibit No.	Description
10.26	Agreement dated September 10, 2009 between Registrant and The Investor’s Relations Group, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009.

10.27	Agreement dated September 28, 2009 between Registrant and Gilford Securities. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 2, 2009.

10.28	Retainer Agreement dated as of January 20, 2010 between Registrant and Wolfe, Axelrod & Weinberger Associates LLC*

10.29	Letter of Agreement dated January 18, 2010 between Registrant and The Investor Relations Group, Inc.*

10.30	Employment Agreement dated July 31, 2009 between Registrant and Dr. Yahia Gawad.*

10.31	LLC Membership Interest Purchase Agreement dated February 10, 2010 between Registrant and Rothcove Partners LLC.*

14.1	Code of Ethics. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

21.1	Subsidiaries of Registrant.*

23.1	Consent of J.H. Cohn LLP

23.2	Consent of BDO Dunwoody LLP

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

99.1	Letter of Intent dated March 12, 2009 among JAG Media Holdings Inc., CardioGenics Inc. and Yahia Gawad. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 13, 2009.

*Filed herewith.

CardioGenics Holdings Inc.
(A Development Stage Company)
Table of Contents
October 31, 2009 and 2008

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firms	F2-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Equity (Deficit)	F-6-12

Consolidated Statements of Cash Flows	F-13

Notes to Consolidated Financial Statements	F-14-37

CardioGenics Holdings Inc.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CardioGenics Holdings, Inc.

We have audited the accompanying consolidated balance sheet of CardioGenics Holdings Inc. (a development stage company) and Subsidiaries as of October 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended October 31, 2009 and for the period from November 20, 1997 (date of inception) to October 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of CardioGenics, Inc for the period from November 20, 1997 to October 31, 2008 were audited by other auditors whose report dated July 29, 2009 , expressed unqualified opinion on those statements with explanatory paragraphs relating to the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings, Inc. and Subsidiaries as of October 31, 2009 and their results of operations and cash flows for the year ended October 31, 2009 and for the period from November 20, 1997 (date of inception) to October 31, 2009  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ J.H. Cohn LLP
Roseland, New Jersey
February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of
CardioGenics Holdings Inc. (formerly CardioGenics Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of CardioGenics Holdings Inc. (formerly CardioGenics Inc.) (a development stage company) as at October 31, 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended October 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings Inc. (formerly CardioGenics Inc.) (a development stage company) as at October 31, 2008 and the results of its operations and its cash flows for the year ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring net losses and negative cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed) “BDO Canada LLP”

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario
July 29, 2009

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	October 31,
	2009	2008

Assets

Current
Cash and Cash Equivalents	$2,388,516	$253,872
Deposits and Prepaid Expenses	11,996	8,309
Refundable Taxes Receivable	14,878	9,091
Government Grants and Investment Tax Credits Receivable	175,554	211,024
	2,590,944	482,296

Property and Equipment	54,338	67,218
Patents	241,980	234,716
	296,318	301,934
	$2,887,262	$784,230
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable and Accrued Expenses	$751,037	$408,870
Due to Director	147,102	872,435
Accrued Interest Payable	—	565,931
Debentures Payable	25,000	1,006,972
	923,139	2,854,208

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as series 2; 381,749 shares issued and outstanding	4	—
40,000 shares designated as series 3; 21,500 shares issued and outstanding	—	—
	4	—

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 650,000,000 (2008-500,000,000) shares authorized, 217,671,011 and 222,410,228 common shares and 276,655,415 and 0 exchangeable shares issued and outstanding as at October 31, 2009 and 2008 respectively	4,943	2,224

Additional paid-in capital	35,539,274	2,051,017

Deficit accumulated during development stage	(33,260,283)	(4,332,700)

Accumulated other comprehensive income (loss)	(319,815)	209,481

Total stockholders' equity (deficit)	1,964,119	(2,069,978)
Total liabilities and stockholders' equity (deficit)	$2,887,262	$784,230

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended October 31, 2009 and 2008 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

			Cumulative
			From
			November 20,
			1997
			(Date of
	For the Years Ended		Inception) to
	October 31,		October 31,
	2009	2008	2009

Revenues
Subscription Fees	$21,539	$—	$21,539

Cost of Revenues	136,946	—	136,946
Gross Loss	(115,407)	—	(115,407)

Operating Expenses
Amortization of Property and Equipment	26,157	32,248	160,108
Amortization of Patent Application Costs	4,181	—	4,181
Write-off of Patent Application Costs	23,803	29,928	53,731
General and Administrative	1,597,010	177,169	3,029,222
Write-off of Goodwill	12,780,214	—	12,780,214
Research and Product Development, Net of Investment Tax Credits	1,572,337	24,531	2,595,716
Total operating expenses	16,003,702	263,876	18,623,172
Total operating expenses and operating loss	(16,119,109)	(263,876)	(18,738,579)

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	571,840	432,005	2,086,335
Loss on Change in Value of Derivative Liability	12,421,023	—	12,421,023
Loss (Gain) on Foreign Exchange Transactions	(184,389)	657,340	14,346

Total other expenses (income)	12,808,474	1,089,345	14,521,704

Net Loss	$(28,927,583)	$(1,353,221)	$(33,260,283)

Basic and Fully Diluted Net Loss per Common Share	$(.10)	$(.01)

Weighted-average shares of Common Stock outstanding	303,850,580	223,019,571

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Issuance of common shares for cash November 1998	15,927,320	$159	$(158)			$1
Issuance of common shares for cash December 1998, $.00	7,963,660	80	34,956			35,036
Issuance of common shares for cash March 1998, $.00	5,516,113	55	24,393			24,448
Issuance of common shares for cash April 1998, $.00	129,866,107	1,299	4,404			5,703
Issuance of common shares for cash May 1998, $.01	2,102,490	21	17,278			17,299
Issuance of common shares for cash August 1998, $.00	27,872,810	279	(51)			228
Issuance of common shares for cash September 1998, $.01	841,004	8	6,563			6,571
Issuance of common shares for cash October 1998, $..01	319,489	3	2,497			2,500
Comprehensive Income (Loss)
Net Loss				$(81,208)		(81,208)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					$(2,096)	(2,096)
Total Comprehensive income (Loss)				(81,208)	(2,096)	(83,304)
Balance at October 31, 1998	190,408,993	$1,904	$89,882	$(81,208)	$(2,096)	$8,482

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 1998	190,408,993	$1,904	$89,882	$(81,208)	$(2,096)	$8,482
Issuance of common shares for cash November 1998, $.01	320,663	3	2,497			2,500
Issuance of common shares for cash February 1999, $.01	1,592,732	16	14,273			14,289
Commission paid on issuance of common stock for cash February 1999			(935)			(935)
Issuance of common shares for cash March 1999, $.01	2,787,281	28	24,682			24,710
Commission paid on issuance of common stock for cash March 1999			(1,647)			(1,647)
Issuance of common shares for cash to minority shareholders April 1999, $.01	—	—	10,707			10,707
Commission paid on issuance of common stock for cash April 1999			(627)			(627)
Issuance of common shares for cash April 1999, $.01	398,183	4	3,810			3,814
Commission paid on issuance of common stock for cash April 1999			(314)			(314)
Issuance of common shares for cash July 1999, $.01	1,194,549	12	10,062			10,074
Issuance of common shares for cash August 1999, $.01	1,194,549	12	10,034			10,046
Comprehensive Income (Loss)
Net Loss				(100,745)		(100,745)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(3,489)	(3,489)
Total Comprehensive Income (Loss)				(100,745)	(3,489)	(104,234)
Balance at October 31, 1999	197,896,950	$1,979	$162,424	$(181,953)	$(5,585)	$(23,135)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 1999	197,896,950	$1,979	$162,424	$(181,953)	$(5,585)	$(23,135)
Issuance of common shares for cash November 1999, $.03	3,185,464	32	99,968			100,000
Issuance of common shares for minority shareholders as employee compensation December 1999, $.03	—	—	3,396			3,396
Issuance of common shares for cash March 2000, $.03	1,672,369	17	43,109			43,126
Issuance of common shares for minority shareholders for cash March, 2000, $.03	—	—	25,330			25,330
Issuance of common shares for cash April 2000, $.03	238,910	2	6,126			6,128
Loan Payable plus interest exchanged for shares July 2000, $.03	3,567,720	36	111,964			112,000
Issuance of common shares for minority shareholders as employee compensation October 2000, $.03	—	—	6,611			6,611
Issuance of stock options in exchange for services rendered October 2000	—		11,570			11,570
Comprehensive Income (Loss)
Net Loss				(154,365)		(154,365)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					921	921
Total Comprehensive Income (Loss)				(154,365)	921	(153,444)
Balance at October 31, 2000	206,561,413	$2,066	$470,498	$(336,318)	$(4,664)	$131,582

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2000	206,561,413	$2,066	$470,498	$(336,318)	$(4,664)	$131,582
Issuance of common shares as employee compensation October 2001, $.03	24,100	—	925			925
Issuance of common share for minority shareholders as employee compensation October 2001, $.03	—	—	6,169			6,169
Issuance of stock options in exchange for services rendered October 2001	—	—	22,269			22,269
Comprehensive Income (Loss)
Net Loss				(116,261)		(116,261)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(10,528)	(10,528)
Total Comprehensive Income (Loss)				(116,261)	(10,528)	(126,789)
Balance at October 31, 2001	206,585,513	$2,066	$499,861	$(452,579)	$(15,192)	$34,156

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2001	206,585,513	$2,066	$499,861	$(452,579)	$(15,192)	$34,156
Issuance of common shares for cash June 2002, $.03	10,512,109	105	318,917			319,022
Issuance of common shares to minority shareholders for cash July 2002, $.03	—	—	3,235			3,235
Issuance of common shares for cash September 2002, $.03	209,570	2	6,343			6,345
Issuance of common shares for minority shareholders as employee compensation October 2002, $.03	—	—	9,505			9,505
Issuance of stock options in exchange for services rendered October 2002	—	—	70,518			70,518
Comprehensive Income (Loss)
Net Loss				(158,457)		(158,457)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(11,506)	(11,506)
Total Comprehensive Income (Loss)				(158,457)	(11,506)	(169,963)
Balance at October 31, 2002	217,307,192	$2,173	$908,379	$(611,036)	$(26,698)	$272,818

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2002	217,307,192	$2,173	$908,379	$(611,036)	$(26,698)	$272,818
Issuance of common shares for cash May 2003, $.03	282,920	3	9,868			9,871
Issuance of common shares for minority shareholders for cash May 2003 $.03	—	—	10,967			10,967
Issuance of warrants in conjunction with convertible debentures September 2003			358,406			358,406
Issuance of common shares as employee compensation October 2003, $.04	565,839	6	20,416			20,422
Issuance of common shares for minority shareholders as employee compensation October 2003, $.04	—	—	7,564			7,564
Issuance of stock options in exchange for services rendered October 2003	—	—	23,580			23,580
Comprehensive Income (Loss)
Net Loss				(232,818)		(232,818)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					42,957	42,957
Total Comprehensive Income (Loss)				(232,818)	42,957	(189,861)
Balance at October 31, 2003	218,155,951	$2,182	$1,339,180	$(843,854)	$16,259	$513,767

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2003	218,155,951	$2,182	$1,339,180	$(843,854)	$16,259	$513,767
Issuance of warrants in conjunction with convertible debentures September 2004			152,628			152,628
Issuance of common shares as employee compensation October 2004, $.04	1,236,463	12	47,305			47,317
Issuance of common shares as directors' compensation October 2004, $.04	1,571,775	16	60,133			60,149
Issuance of stock options in exchange for services rendered October 2004	—	—	27,669			27,669
Issuance of options to directors and committee chairmen for services rendered in October 2004			54,582			54,582
Comprehensive Income (Loss)
Net Loss				(602,480)		(602,480)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(6,136)	(6,136)
Total Comprehensive Income (Loss)				(602,480)	(6,136)	(608,616)
Balance at October 31, 2004	220,964,189	$2,210	$1,681,497	$(1,446,334)	$10,123	$247,496

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2004	220,964,189	$2,210	$1,681,497	$(1,446,334)	$10,123	$247,496
Issuance of common shares as employee compensation November 2004, $.04	94,307	1	3,759			3,760
Issuance of common shares as employee compensation December 2004, $.04	94,307	1	3,691			3,692
Issuance of common shares as employee compensation January 2005, $.04	94,307	1	3,673			3,674
Issuance of common shares as employee compensation February 2005, $.04	94,307	1	3,628			3,629
Issuance of common shares as employee compensation March 2005, $.04	94,307	1	3,700			3,701
Issuance of common shares as employee compensation April 2005, $.04	94,307	1	3,640			3,641
Issuance of common shares as employee compensation May 2005, $.04	94,307	1	3,583			3,584
Issuance of common shares as employee compensation June 2005, $.04	94,307	1	3,627			3,628
Issuance of common shares as employee compensation July 2005, $.04	94,307	1	3,679			3,680
Issuance of common shares as employee compensation August 2005, $.04	94,307	1	3,736			3,737
Issuance of common shares as employee compensation September 2005, $.04	94,307	1	3,820			3,821
Issuance of common shares as employee compensation October 2005, $.04	94,307	—	3,822			3,822
Issuance of stock options in exchange for services rendered October 2005	—	—	33,973			33,973
Comprehensive Income (Loss)
Net Loss				(693,603)		(693,603)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(13,288)	(13,288)
Total Comprehensive Income (Loss)				(693,603)	(13,288)	(706,891)
Balance at October 31, 2005	222,095,873	$2,221	$1,759,828	$(2,139,937)	$(3,165)	$(381,053)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2005	222,095,873	$2,221	$1,759,828	$(2,139,937)	$(3,165)	$(381,053)
Issuance of common shares as employee compensation November 2005, $.04	104,785	1	4,231			4,232
Issuance of common shares in exchange for services rendered December 2005, $.04	104,785	1	4,304			4,305
Issuance of common shares in exchange for services rendered January 2006, $.04	104,785	1	4,320			4,321
Issuance of stock options in exchange for services rendered October 2006	—	—	2,658			2,658
Comprehensive Income (Loss)
Net Loss				(531,093)		(531,093)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(25,688)	(25,688)
Total Comprehensive Income (Loss)				(531,093)	(25,688)	(556,781)
Balance at October 31, 2006	222,410,228	$2,224	$1,775,341	$(2,671,030)	$(28,853)	$(922,318)

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2006	222,410,228	$2,224	$1,775,341	$(2,671,030)	$(28,853)	$(922,318)
Incremental increase in fair value of warrants in conjunction with re-structuring of debentures, April 2007			44,096			44,096
Comprehensive Income (Loss)
Net Loss				(308,449)		(308,449)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(184,432)	(184,432)
Total Comprehensive Income (Loss)				(308,449)	(184,432)	(492,881)
Balance at October 31, 2007	222,410,228	$2,224	$1,819,437	$(2,979,479)	$(213,285)	$(1,371,103)

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2007	222,410,228	$2,224	$1,819,437	$(2,979,479)	$(213,285)	$(1,371,103)
Issuance of warrants in conjunction with re-structuring of debentures October 2008			231,580			231,580
Comprehensive Income (Loss)
Net Loss				(1,353,221)		(1,353,221)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					422,766	422,766
Total Comprehensive Income (Loss)				(1,353,221)	422,766	(930,455)
Balance at October 31, 2008	222,410,228	$2,224	$2,051,017	$(4,332,700)	$209,481	$(2,069,978)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

				Deficit
				Accumulated
				During	Accumulated	Total
			Additional	the	Other	Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance November 1, 2008	222,410,228	$2,224	$2,051,017	$(4,332,700)	$209,481	$(2,069,978)

Issuance of common shares as payment of debenture interest, January 2009, $0.05 per share	4,950,945	49	236,194			236,243
Issuance of common shares on exercise of options, April 2009	5,709,798	57	(29)			28
Issuance of common shares as employee compensation, May 2009, $0.04 per share	31,538,776	316	1,298,469			1,298,785
Issuance of common shares to directors, pursuant to debenture financing of January 2009, May 2009, $0.04 per share	9,283,952	93	382,437			382,530
Issuance of common shares in exchange for services rendered, June 2009, $0.04 per share	50,234	-	2,062			2,062
Issuance of common shares for cash June 2009, $0.04 per share	240,902	2	8,600			8,602
Issuance of common shares in exchange for services rendered, July 2009, $0.04 per share	471,533	5	20,245			20,250
Issuance of common shares as payment of director compensation, July 2009, $0.04 per share	2,410,055	24	103,476			103,500
Issuance of common shares as employee compensation pursuant to reverse merger transaction, July 2009, $0.04 per share	11,735,920	117	503,883			504,000
Issuance of common shares to retire debentures, July 2009, $0.03 per share	33,460,282	335	997,237			997,572
Issuance of common shares as payment of debenture interest, January 2009, July 2009, $0.05 per share	8,557,120	86	418,582			418,668
Issuance of common shares to retire director's loan, July 2009 $0.04 per share	23,778,126	238	884,762			885,000
Issuance of common shares as payment of interest on director's loan, July 2009, $0.04 per share	2,185,564	22	108,613			108,635
Issuance of common shares for cash, July 2009, $0.04 per share	65,400,175	654	2,714,346			2,715,000
Issuance of common shares as compensation for consulting contract, July 2009, $0.38 per share	1,000,000	10	379,990			380,000
Issuance of common shares on exercise of warrants by YA Global for cash August 2009	250,000	2	44,998			45,000
Beneficial conversion charge on 3rd debenture	—		335,000			335,000
Beneficial conversion charge on director's loan	—		117,109			117,109
Reclassification of warrants to derivative liability			(786,710)			(786,710)
Assumption of options in reverse merger			644,806			644,806
Reclassification of derivative liability on increase of authorized shares			13,501,360			13,501,360

Effect of Reverse Merger	70,892,816	709	11,572,827	—	—	11,573,536

Comprehensive Loss
Net Loss				(28,927,583)		(28,927,583)
Other Comprehensive Loss
Currency Translation Adjustment					(529,296)	(529,296)
Total comprehensive loss				(28,927,583)	(529,296)	(29,456,879)

Balance October 31, 2009	494,326,426	$4,943	$35,539,274	$(33,260,283)	$(319,815)	$1,964,119

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended October 31, 2009 and 2008 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2009

			Cumulative from
			November 20, 1997
	Years Ended		(Date of Inception)
	October 31		To October 31,
	2009	2008	2009

Cash flows from operations activities
Net Loss for the Period	$(28,927,583)	$(1,353,221)	$(33,260,283)
Adjustments to reconcile net loss for the period to net cash provided (used) by operating activities
Amortization of Property and Equipment	26,157	32,248	160,108
Amortization of Patent Application Costs	4,181	—	4,181
Write-off of Patent Application Costs	23,803	29,928	53,731
Write-off of Goodwill	12,780,214	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	231,580	275,676
Loss on Change in Value of Derivative Liability	12,421,023	—	12,421,023
Interest Accrued and Foreign Exchange Loss (Gain) on Debt	356,608	187,182	922,539
Unrealized Foreign Currency Exchange Gains (Losses)	(184,389)	422,766	25,092
Beneficial Conversion Charge included in Interest Expense	452,109	—	452,109
Common Stock Issued as Employee or Officer/Director Compensation	2,288,815	—	2,508,282
Common Stock Issued for Services Rendered	402,312	—	402.312
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities,
Net of Acquisition
Deposits and Prepaid Expenses	(2,898)	13,444	(11,207)
Refundable Taxes Receivable	(4,923)	4,860	(14,014)
Investment Tax Credits Receivable	55,522	347,756	(155,502)
Accounts Payable and Accrued Expenses	(425,731)	212,654	(16,861)
Advances	—	—	131
Net cash provided (used) by operating activities	(734,780)	129,197	(2,694,614)

Cash flows from investing activities
Cash Acquired from Acquisition	195,885	—	195,885
Purchase of Property and Equipment	(8,950)	(1,012)	(193,366)
Patent Application Costs	(15,164)	(33,824)	(259,715)
Net cash provided (used) by investing activities	171,771	(34,836)	(257,196)

Cash flows from financing activities
Due to Director	—	67,546	872,432
Issue of Debentures	371,333	—	1,378,305
Issue of Common Shares on Exercise of Stock options	31	—	31
Issue of Common Shares for Cash	2,768,602	—	3,568,847
Redemption of 10% Senior Convertible Debentures	(369,972)	—	(369,972)
Net cash provided by financing activities	2,769,994	67,546	5,449,643

Effect of foreign exchange on cash and cash equivalents	(72,341)	66,224	(109,317)
Cash and Cash Equivalents
Increase in cash and cash equivalents during the period	2,134,644	228,131	2,388,516
Beginning of Period	253,872	25,741	—
End of Period	$2,388,516	$253,872	$2,388,516

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

1.	Nature of Business

The accompanying audited consolidated financial statements have been prepared in accordance with the requirements of Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of CardioGenics, Inc. and JAG Media Holdings, Inc and its subsidiaries (”JAG Media”) (from July 31, 2009, date of acquisition)  which are collectively referred to as the “Company.”

CardioGenics Inc. (“CardioGenics”) was incorporated on November 20, 1997 in the Province of Ontario, Canada, and carries on the business of development and commercialization of diagnostic test products to the In Vitro Diagnostics testing market. CardioGenics has several test products that are in various stages of development.

CardioGenics’ business is that of a development-stage company, with a limited history of operations and whose revenues, to date, have been primarily comprised of grant revenue and Scientific Research Tax Credits from government agencies. There can be no assurance that the Company will be successful in obtaining regulatory approval for marketing of any of the existing or future products that the Company will succeed in developing.

 On July 31, 2009, CardioGenics acquired the business of JAG Media Holdings, Inc. (“JAG Media” see Note 4) The business acquired is that of gathering and compiling financial and investment information from various financial institutions and other Wall Street professionals. Revenues of the acquired business of JAG media are generated by releasing such financial information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. Further, software focused on streaming video solutions was acquired through the acquisition of JAG Media by CardioGenics. Historically, further development of this software has been limited as a result of JAG Media’s lack of financial resources.

References herein to CardioGenics common shares has been retrospectively adjusted to reflect the exchange ratio of 20.957 established in the Share Purchase Agreement.

On October 27, 2009 the name of the Company was changed from JAG Media Holdings Inc. to CardioGenics Holdings Inc.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has an accumulated deficit at October 31, 2009 of approximately $33.2 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts, if the FDA and other regulatory approvals are obtained. In order to meet its operating cash flow requirements Management’s plans include financing activities such as private placements of its common stock and issuances of convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

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
The accompanying financial statements have been prepared in accordance with the provisions of the guidance for development stage enterprises.

(c)	Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(d)	Government Grants and Investment Tax Credits Receivable
The Company’s accounts include claims for investment tax credits relating to scientific research activities of the Company. The qualification and recording of this activity for investment tax credit purposes is established by Canadian Income Tax authorities when the income tax returns for the period are assessed. The credit is recognized in the statement of operations in the year in which the expenses were incurred.

(e)	Property and Equipment
Property and equipment are recorded at cost and depreciated using methods and rates as follows:

Furniture and Fixtures	20% declining balance
Lab Equipment	20% declining balance
Computer Equipment – Hardware	30% declining balance
Computer Equipment – Software	50% declining balance
Leasehold Improvements	Straight-line over the lesser of the life of the asset or the life of the lease

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

(f)	Patents
Capitalized patent costs represent legal costs incurred to establish patents. Capitalized patent costs are amortized on a straight line method over the related patent term. As patents are abandoned, the net book value of the patent is written off.

(g)	Impairment or Disposal of Long-Lived Assets
The Company assesses the impairment of long-lived assets under the guidance of standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value.  The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.

(h)	Convertible Debentures
In accordance with guidance in accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios, the Company recognized an imbedded beneficial conversion feature present in the convertible debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

In addition, the Company recognized the value attributable to the warrants to additional paid-in capital and a discount against the convertible debentures. The Company valued the warrants using the Black-Scholes pricing model.  The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

(i)	Research and Development Costs
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

(j)	Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in the authoritative guidance. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As there is no certainty that the Company will generate taxable income in the foreseeable future to utilize tax losses accumulated to date, no provision for ultimate tax reduction has been made in these financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

On November 1, 2007, the Company adopted the guidance issued for accounting for uncertainty in income taxes which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-non recognition threshold at the effective date to be recognized upon the adoption of the guidance and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. Upon adoption, there were no adjustments required.

(k)	Stock-Based Compensation
The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Security and Exchange Commission (“SEC”). The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value.  The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which  provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration.  Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense was recorded to the statement of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

(l)	Net Loss Per Common Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share.

(m)	Comprehensive Loss
Other comprehensive loss, which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholders’ Equity (Deficit).

(n)	Concentration of Credit Risk
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

(o)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  By their nature, these estimates are subject to uncertainty and the effect on the consolidated financial statements of changes in such estimates in future periods could be material.

(p)	Foreign Currency Translation
The Company maintains its accounting records for its Canadian operations in Canadian dollars. Transactions in United States dollars (“USD”) are translated into Canadian dollars at rates in effect at the date of the transaction and gains or losses on such transactions are recorded at the time of settlement in the statement of operations.

The Company’s reporting currency is the United States Dollar.  Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity and a weighted average of exchange rate in effect during the period for expenses, gains and losses.  Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity (deficit).

(q)	Financial Instruments
The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.  Long-term debt and convertible debentures approximate their fair value based upon the borrowing rates available for the nature of the underlying debt.

(r)	Revenue Recognition
Fees for subscriptions are generally billed in advance on a monthly, quarterly, semi-annual or annual basis.  Revenues from subscriptions are recognized ratably over the subscription period.  Subscription fees collected that relate to periods subsequent to the date of the consolidated balance sheets are included in deferred revenues.

(s)	Effects of Recent Accounting Pronouncements
In September 2006, “Fair Value Measurements” pronouncement was issued which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement is effective for financial statements issued for the Company’s fiscal year beginning November 1, 2008, with earlier application encouraged. Any amounts recognized upon adoption as cumulative effect adjustments will be recorded to the opening balance of retained earnings in the year of adoption. On February 12, 2008, the effective date for non-financial assets and liabilities was delayed to fiscal years beginning after November 15, 2008; however, the effective date for financial assets remains intact. The Company has adopted the fair value measurements pronouncement for current assets and liabilities which has not had a material effect on its consolidated financial statements.

In December 2007, “Business Combinations” pronouncement was issued, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This Pronouncement is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

In December 2007,  “Non-controlling Interest in Consolidated Financial Statements” was pronounced, which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets.  This pronouncement is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company estimates that the adoption will have minimal impact on its consolidated financial position, results of operations or cash flows.

In May 2008, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” was pronounced. This requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on November 1, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2008, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” was pronounced.  Securities participating in dividends with common stock according to a formula are participating securities. This pronouncement determined that unvested shares of restricted stock and stock units with no forfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on November 1, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, and supersedes all existing non-SEC standards. This guidance is effective for the Company’s fiscal year beginning November 1, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In October 2009, the FASB issued guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

4.	Acquisition

On July 31, 2009, the Company completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among the Company, CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly owned subsidiary (“ExchangeCo”). In accordance with the terms of the Share Purchase Agreement, 99% of the holders of common shares of CardioGenics Inc. (two (2) minority shareholders of CardioGenics Inc. holding in aggregate 173,869 common shares of CardioGenics Inc. did not participate) surrendered their CardioGenics Common Shares. CardioGenics Inc. caused the Company to issue to ExchangeCo or CardioGenics’ shareholders 422,183,610 shares of the Company’s common stock, par value $0.00001 (the “Share Consideration”). The CardioGenics Inc.’s shareholders had the option to receive their pro-rata allocation of the Share Consideration in the form of (a) the Company’s common stock (the “JAG Consideration Shares”) or (b) exchangeable shares of ExchangeCo. Inc., which shares shall be exchangeable at any time after July 31, 2009 into a number of shares of the Company’s common stock equal to such shareholders’ pro rata allocation of the Share Consideration (the “Exchangeable Shares”). The Exchangeable Shares have the same voting rights, dividend entitlements and other attributes as JAG Media common stock. Exchangeable Shares will automatically be exchanged for JAG Media common stock five years from July 31, 2009, and in certain other events. The Share Consideration provides the former CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of July 31, 2009.

On July 31, 2009, 145,528,195 common shares of JAG Media were issued to former shareholders of CardioGenics and 276,655,415 common shares of JAG Media were issued to ExchangeCo. These shares are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following July 31, 2009 and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration.

The Share Consideration provided the CardioGenics Inc.’s shareholders with direct and/or indirect ownership of approximately 85% of the Company’s outstanding common stock (on a fully diluted basis) as of July 31, 2009. Based on the five-day average price of the Company’s common stock of $0.16 per share, the purchase price approximated was $11,573,536, plus approximately $342,880 of acquisition costs plus the fair value of options and warrants assumed of $644,806.

A summary of the purchase price allocation is as follows:

Common stock issued	$11,573,536
Acquisition costs incurred	342,880
Fair value of options and warrants assumed	644,806
Total purchase price	$12,561,222

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

The purchase price has been allocated as follows based on the fair values of the assets and liabilities acquired:

Cash	$195,885
Accounts Payable	(386,177)
Derivative liability for warrants assumed	(28,700)
Goodwill	12,780,214
Total	$12,561,222

The following pro forma consolidated financial information presents the combined results of operations of JAG Media Holdings, Inc. and CardioGenics, Inc. as if the acquisition had occurred as of November 1, 2008 and 2007, after giving effect to certain adjustments, including the issuance of JAG Media Holdings, Inc. common stock as part of the purchase price. For the purpose of this pro forma presentation, both JAG Media Holdings, Inc.’s and CardioGenics, Inc.’s financial information is presented for the years ended October 31, 2009 and 2008, respectively. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had JAG Media Holdings, Inc. and CardioGenics, Inc. been a single entity during such periods.

	Years ended October 31,
	2009	2008
Revenues	$130,826	$183,914
Net Loss	$29,859,758	$5,825,607
Weighted-average shares of Common stock outstanding: Basic and diluted	354,277,422	282,353,881
Basic and diluted net loss per common share	$0.08	$0.02

5.	Property and Equipment

The costs and accumulated depreciation and amortization of property and equipment are summarized as follows:

	October 31
	2009	2008

Furniture and Fixtures	$7,983	$7,380
Lab Equipment	99,340	83,591
Computer Hardware	19,490	18,019
Computer Software	8,433	7,798
Leasehold Improvements	91,269	84,381
Total Property and Equipment	226,515	201,169
Less Accumulated Depreciation and Amortization	172,177	133,951
Property and Equipment, Net	$54,338	$67,218

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

Depreciation and amortization expense amounted to $26,159 and $32,248 for the years ended October 31, 2009 and 2008 respectively.

6.	Patents

The costs and accumulated amortization of patents are summarized as follows:

	October 31
	2009	2008

Patents	$246,161	$234,716
Less: Accumulated Amortization	4,181	0
Patents, Net	$241,980	$234,716

Weighted Average Life	17 Years	17 Years

Amortization expense amounted to $4,181 and $0 for the years ended October 31, 2009 and 2008 respectively.  Amortization expense is expected to be approximately $4,000 per year for the years ended October 31, 2010 through 2014.  During the years ended October 31, 2009 and 2008, the Company wrote off approximately $23,803 and $29,928 of net book value of patents, respectively for abandoned patents.

7.	Goodwill

Goodwill and other intangible assets with indefinite lives are tested for impairment annually, as required by pronouncement, “Goodwill and Other Intangible Assets”.  First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.

As indicated above, the goodwill impairment assessment is a two step process.

A $12.8 million goodwill impairment charge was recorded in the fourth quarter of 2009.  This impairment charge was determined by management soliciting offers for sale of the JAG Notes division and receiving therefor offers in the range of $40,000 to $60,000.  In November 2009, the company made a decision to sell the Jag Notes.

On February 10, 2010 we entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLC pursuant to which we would sell our 100% membership interest in our Pixaya LLC subsidiary to Rothcove. In consideration for its acquisition of the Pixaya LLC membership interest, Rothcove assumed $100,000 in accounts payable of Pixaya LLC and its subsidiary Pixaya (UK) Limited. The transaction closed on February 11, 2010.

A summary of the change in the Company’s goodwill for the years ended October 31, 2009 is as follows:

Goodwill related to purchase (see Note 4)	$12,780,214
Goodwill impairment charge- JAG Notes	(12,780,214)
Goodwill, October 31, 2009	$0

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

8.	Due to Director

The amount due to a director is due on demand and carries interest at 10% per annum.  On July 31, 2009, $885,000 due to a director was converted to 23,778,126 common shares of JAG Media. A beneficial conversion charge of $117,109 was credited against Additional Paid-in Capital. Accrued interest on the director’s loan of $108,635 was converted to 2,185,522 common shares of JAG Media at the same time.

On January 28, 2009, the Company issued to a director and an officer of the Company a new series of Debentures in the amount of $371,333.  The Debentures were for a term of two years and carry interest at 10% per annum.  At July 31, 2009, the holders of the debentures exchanged the debentures, plus accrued interest, for 17,017,084 common shares of JAG Media common stock. A beneficial conversion charge of $335,000 was credited against Additional Paid-in Capital.

9.	Income Taxes

The Company adopted the provisions of the guidance for uncertainty in income taxes on August 1, 2007. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of October 31, 2009, approximated $6,429,964 (2008 - $2,897,106) which will expire from 2014 through 2029:

All fiscal years except 2009 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2009, 2008 and 2007.

As of October 31, 2009, the Company had net operating loss carryforwards from US sources of approximately $40,154,000 available to reduce future Federal taxable income which will expire from 2019 through 2029.

For the years ended October 31, 2009 and 2008, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

As of October 31, 2009 and 2008, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

	October 31
	2009	2008

Deferred Revenues	$—	$—
Unearned Compensation	—	—
Property and Equipment	(15,232)	(7,646)
Net operating loss carryforwards	16,712,575	813,792
Unrealized foreign exchange	15,951	69,424
Investment tax credits	(50,903)	(36,840)
Total Deferred Tax Assets	16,662,391	838,730
Valuation Allowance	(16,662,391)	(838,730)
Net Deferred Income Taxes	$—	$—

A reconciliation of the Canadian combined statutory rate to the Company’s effective tax rate for the years ended October 31, 2009 and 2008 is as follows:

	October 31
	2009	2008

Statutory rate	34%	34%
Decrease in income tax rate resulting from:
Changes in tax rate	—	4.1%
Permanent differences	(33.3)%	(14.8)%
Other items	—	0.1%
Change in valuation allowance	(0.7)%	(23.4)%
Effective tax rate	0.0%	0.0%

10.	Accounts Payable and Accrued Expenses

	October 31
	2009	2008

Accounts Payable	$199,868	$17,512
Accrued Interest Payable	—	204,479
Research and Development	31,864	26,384
Executive Compensation	110,916	101,174
Patent Application Costs	40,194	59,321
Legal Fees	231,062	—
Accounting Fees	137,133	—
Total	$751,037	$408,870

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

11.	Debentures Payable

10% Senior Convertible Debentures
10% Senior Convertible Debentures due September 30, 2006 and extended to September 30, 2009. The debentures are senior in right of payment to all other indebtedness of the Company. Interest is payable at maturity, conversion or redemption of the debentures. Interest on interest is calculated at 10% annually, compounded monthly, payable on redemption or conversion of the debentures. Interest may, at the option of the Company, be paid in cash or common shares, the latter at the rate of 20.957 common shares per $1 of interest. The debentures may be converted in multiples of $25,000 by the holder at any time in exchange for the lesser of (i) 20.957 shares for each $1 face value of debentures being converted or (ii) at a price equal to 90% of the most recent issue price of common shares to an arm's length investor. The Company may redeem the debentures at any time after giving to the holders of seven (7) days notice, during which time the holders must notify The Company whether the redemption is to occur in cash or common shares, the latter in exchange for the lesser of (i) 20.957 common shares for each $1 face value of debentures being converted, or (ii) at a price equal to 90% of the most recent issue price of common shares. Interest may be converted at the option of The Company into 20.957 common shares for each $1 payable. Debentures totaling $234,972 were payable to former officers of The Company.

On November 12, 2008, a group of holders of Senior Convertible Debentures, holding in total $369,972 principal amount of Senior Convertible Debentures plus accrued interest of $235,243, issued a notice of default under the debentures, demanding, within sixty (60) days of the notice, payment of principal, or conversion to common shares of The Company at the rate of 83.828 common shares for each $1 face value of Debentures outstanding, plus interest on conversion to common shares at the rate of 20.957 common shares for each $1 of interest payable. The debentures were settled as follows: the principal amount of $369,972 was repaid in cash January 27, 2009 and the interest payable on that date in the amount of $236,243 was satisfied by the issuance of 4,950,945 common shares of The Company.

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

At July 31, 2009, all of the 10% subordinated convertible debentures were converted to common shares of the Company at the rate of 20.957 common shares of the Company for each $.78 face value of the debentures. Interest was converted at rate of 20.957 common shares of CardioGenics Inc. for each $1 payable.

Current convertible debentures consist of:
	October 31,
	2009	2008

10% Senior Convertible Debentures	$25,000	$674,972
10% Subordinated Convertible Debentures	-	332,000
	$25,000	$1,006,972

The convertible debentures are accounted for in accordance with the “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” policy. The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company:

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

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

The accrued interest payable on the debentures was $0 and $565,931 as of October 31, 2009 and 2008, respectively.

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

On October 2, 2008 the maturity date of the debentures payable was extended to September 30, 2009. The existing warrants associated with the original debentures were cancelled and replaced by warrants entitling the holder to purchase 31.44 common shares in the Company for each $1 principal amount of the debenture at a price of $0.047 per share up to and including July 31, 2012.

On November 12, 2008, a group of holders of Senior Convertible Debentures, holding in total $369,972 principal amount of Senior Convertible Debentures plus accrued interest of $236,243, issued a notice of default under the debentures, demanding, within sixty (60) days of the notice, payment of principal, or conversion to common shares at the rate of 83.828 common shares of the Company for each $1 face value of Debentures outstanding, plus interest on conversion to common shares of the Company at the rate of 20.957 common shares of the Company for each $1 of interest payable. The debentures were settled as follows: the principal amount of $369,972 was repaid in cash January 27, 2009 and the interest payable on that date in the amount of $236,243 was satisfied by the issuance of 4,950,945 common shares.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

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

At July 31, 2009 the debenture holders exchanged the debentures, plus accrued interest, for 17,017,084 common shares of the Company’s common stock. A beneficial conversion charge of $335,000 was credited  to Additional Paid-in Capital.

12.	Stock Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for each of the years ended October 31, 2009 and 2008 amounted to $-0-.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company granted to a consultant 300,000 stock options during the year ended October 31, 2009 and no stock options during the year ended October 31, 2008.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:
		Weighted
		Average
		Exercise
	Options	Price

Outstanding – October 31, 2007	9,901,198	$0.02
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2008	9,901,198	—
Granted	—	—
Forfeited/expired	(4,191,400)	$0.06
Exercised	(5,709,798)	—
Assumed upon JAG Media acquisition	2,750,000	$0.25
Granted	300,000	$0.09
Outstanding – October 31, 2009	3,050,000	$0.23
Exercisable	3,050,000	$0.23

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at October 31, 2009 and 2008.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

The fair value of each option granted and assumed is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.  The following is the average of the data used to calculate the fair value:

Risk Free Interest Rate	1.1 – 3.4%
Expected Life (Years)	1.83 – 9.75%
Expected Volatility	50.11 – 62.14%
Expected Dividends	$—

The following table summarizes information on stock options outstanding at October 31, 2009:

	Options Outstanding and Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	October 31,2009	Price	(Years)	Value
$0.02	750,000	$0.02	1.83
$0.09	300,000	0.09	9.75
$0.34	2,000,000	0.34	9.75
	3,050,000		7.80	$467,500

	For the Year Ended October 31,
	2009	2008
Weighted Average Fair Value of Options Granted	$0.35	$—
Cash Received for Exercise of Stock Options	$28	$—

The intrinsic value is calculated as the difference between the market value as of October 31, 2009. and the exercise price of the shares.  The market value as of October 31, 2009. was $0.39 as reported by the NASDAQ Stock Market.

13.	Stockholders’ Equity (Deficit)

Comprehensive Loss
Comprehensive loss, which includes net loss from the change in the foreign currency translation account, for the years ended October 31, 2009 and 2008 respectively is as follows:

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

	2009	2008
Net (Loss)	$(28,927,583)	$(1,353,221)
Currency translation adjustment	(529,296)	422,766
Comprehensive (Loss)	$(29,456,879)	$(930,455)

Equity Instruments Issued for Services Rendered
During the years ended October 31, 2000 through 2006 CardioGenics Inc. issued stock options with a nominal exercise price in exchange for services rendered to CardioGenics Inc. The fair value of each stock option was measured at the fair value of the underlying services on the date of grant.  The fair value of each grant was charged to the related expense in the statement of operations.

The Company assumed options outstanding at JAG Media entitling the employees to purchase 750,000 common shares of the Company’s stock at a price of $0.02 per share to August 31, 2011. The Company issued options to employees entitling the employees to purchase 2,000,000 common shares of the Company’s stock at a price of $0.34 per share to July 31, 2019, based upon change of control provisions in their employment agreements.  All these options were immediately vested.  The fair value of the 2,750,000 options is included in the purchase price.

At August 1, 2009, the Company issued options to a consultant entitling the consultant to purchase 300,000 common shares of the Company’s stock at a price of $0.09 per share to July 31, 2019.  These options were immediately vested.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

	October 31,
	2009	2008

Warrants

Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	21,218,082	21,218,082

Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	10,436,586	10,436,586

Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	2,084,174	2,084,174

Issued to former employee entitling the holder to purchase 1 common share in the company at an exercise price of $0.047 per common share up to and including July 31, 2012	1,362,205	1,362,205

Issued to Consultants July 31, 2009, entitling the holder to purchase 1 common share of the company at an exercise price of $0.09 per share up to and including July 31, 2012	1,047,850	—

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.09 per common share up to and including July 31, 2017	2,870,848	—

Total Warrants outstanding	39,019,745	35,101,047

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

As of July 31, 2009, the conversion of the warrants would result in the issuance of common shares in excess of the number of common shares authorized, the Company determined that based on the guidance on derivative financial instruments indexed to, and potentially settled in a Company’s own stock, the Company would be prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date of the reverse acquisition, the Company recorded the related fair value of all warrants issued with prior debentures previously issued to non-employees as a liability. Subsequent changes in the fair value of such options and warrants at the end of each reporting period were to be recorded as charges or credits to the Company’s results of operations.  On September 30, 2009, the Company’s authorized share capital was amended to increase the number of authorized common shares to 650,000,000.  At that time the outstanding options and warrants were re-valued with the subsequent valuation of $13,501,360 re-classified to Additional Paid-In Capital.

At July 31, 2009, the Company assumed the remainder of warrants dated May 24, 2006 entitling YA Global to purchase 250,000 shares of the Company’s common stock for $0.40 per share.  These warrants were exercised August 5, 2009.

14.	Standby Equity Distribution Agreement

On March 12, 2009, the Company and YA Global Master SPV Ltd. (“YA Ltd”) entered into a Standby Equity Distribution Agreement (The “SEDA”) pursuant to which YA Ltd agreed to purchase up to $5,000,000 of the Company’s common stock (the “Commitment Amount”) over the course of the thirty-six (36) months following the date the registration statement for the shares to be issued pursuant to the SEDA is first declared effective (the “Commitment Period”). The Company shall have the right, but not the obligation, to sell common stock to YA Ltd during the Commitment Period. Each right to sell common stock to YA Ltd is an “Advance” under the SEDA.

In order to request an Advance under the SEDA, the Company must submit a written notice to YA Ltd specifying the amount of the Advance (an “Advance Notice”). An Advance Notice may be delivered to YA Ltd every five (5) trading days. The common stock issued to YA Ltd in connection with each Advance Notice shall be issued at a purchase price equal to 95% of the lowest Volumes Weighted Average Price (“VWAP”) during the five trading days immediately following the date of the Advance Notice, as reported by Bloomberg, L.P. In addition, (i) each Advance may not exceed $250,000; (ii) the aggregate amount of the Advances pursuant to the SEDA shall not exceed the Commitment Amount; and, (iii) in no event shall the number of shares of common stock issuable to YA Ltd pursuant to an Advance cause the aggregate number of shares of common stock beneficially owned by YA Ltd and its affiliates to exceed 9.99% of the then outstanding common stock of the Company. Further, the Company’s common stock being authorized for quotation on a “Principal Market,” which is defined as the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, the NYSE Euronext or the OTC Bulletin Board of the New York Stock Exchange, shall be a condition to any Advance. Each Advance shall also be subject to such additional terms and conditions as are set forth in the SEDA. On the 11th trading day following the completion of the Commencement Date, as defined in the Registration Rights Agreement (the “Commencement Date”), the Company shall issue to YA Ltd, as a commitment fee, shares of the Company’s common stock in an amount equal to $250,000 divided by the average of the VWAP for each of the ten (10) trading days following the effective date of the Acquisition (the “Commitment Fee Shares”). The Commitment Fee Shares shall be included on any registration statement filed by the Company after the date of the SEDA, unless such shares may be resold without any limitation pursuant to Rule 144.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

On March 12, 2009, concurrent with the execution of the SEDA, the Company and YA Ltd also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the shares of the Company’s common stock to be issued in connection with the SEDA (the “Registrable Securities”). The Company may not file the registration statement for the Registrable Securities (the “Registration Statement”) prior to the tenth (10th) trading day following the Commencement Date and the Company shall not have the ability to make any Advances under the SEDA until the Registration Statement is declared effective. The Company shall cause the Registration Statement that has been declared effective to remain effective at all times until all Registrable Securities under the Registration Statement cease to be Registrable Securities. Once issued, Registrable Securities cease to be Registrable Securities when (i) such Registrable Securities have been disposed of pursuant to the Registration Statement; (ii) such Registrable Securities have been sold under circumstances under which all of the applicable conditions of Rule 144 ( or any similar provision there in force) are met; or, (iii) in the opinion of counsel to the Company such Registrable Securities may permanently be sold without registration and without any time, volume or manner limitations pursuant to Rule 144.

15.           Authorized Share Capital

On September 30, 2009, the Company’s articles of incorporation were amended to increase the total number of common shares authorized for issuance from 500,000,000 shares to 650,000,000 shares of common stock, par value $0.00001 per share.  As a result, the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 550,440,000 shares to 700,440,000 shares with a par value of $.00001 per share, of which 50,000,000 shares are authorized for issuance as preferred stock, 650,000,000 shares are authorized for issuance as common stock, 400,000 shares are authorized for issuance as Series 2 Class B common stock and 40,000 shares are authorized for issuance as Series 3 Class B common stock.

The shares of Series 2 and Series 3 Class B common stock will be non-voting, have dividend and liquidation rights equal to Class A common stock and be redeemable.  Redemption by the Company shall be mandatory within six months (or as soon thereafter as permitted by law) following the final resolution of any successor lawsuit brought by the Company relating to the subject matter of the Company’s now dismissed lawsuit against certain brokerage firms (Jag Media Holdings, Inc. v. A.G. Edwards & Sons, et al.) in U.S. District Court for the Southern District of Texas, which date shall be determined by board of directors.  The redemption price per share of the Series 2 Class B common stock will be the greater of (i) the par value of each share or (ii) the amount obtained by dividing (a) 90% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount by (b) the total number of shares of Series 2 Class B common outstanding.  The redemption price per share of the Series 3 Class B common stock will be the greater of (i) par value of each share or (ii) ..0025% of 10% of the net proceeds to the Company of such lawsuit after payment fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount.

Since the value of the Series 2 and Series 3 Class B common stock is contingent upon the outcome of a pending or successor litigation, the Company recorded the shares of Series 2 and Series 3 Class B common stock that were originally issuable during the year ended July 31, 2003 at their total par value of $4.20.  Since the Company will be required to distribute substantially all the proceeds of the pending litigation to holders of Series 2 and Series 3 Class B common stock, the Company had classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders’ equity (deficit) in the accompanying October 31, 2009 consolidated balance sheets pursuant to the rules and regulations of the Securities and Exchange Commission and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

16.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):
	Years Ended October 31,
	2009	2008

Weighted-average shares - basic	303,850,580	223,019,571
Effect of dilutive securities	—	—
Weighted-average shares - diluted	303,850,580	223,019,571

Basic earnings per share “EPS” and diluted EPS for the years ended October 31, 2009 and 2008 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 42,069,745 and 45,002,245 incremental shares respectively have been excluded from the years ended October 31, 2009 and 2008 computation of diluted EPS as they are antidilutive given the net losses generated.

17.	Commitments and Contingent Liabilities

Leases
The Company has entered into an operating lease agreement for the use of operating space.

Aggregate minimum annual lease commitments of the Company under the non-cancelable operating lease as of October31, 2009 are as follows:

Year	Amount

2010	$43,245
2011	36,408
Thereafter	—
Total Minimum Lease Payments	$79,653

Lease expense amounted to $60,883 and $71,785 for the years ended October 31, 2009 and 2008, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

Lawsuits
a)
On April 22, 2009, the Company was served with a statement of claim from a former employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in the Company, with an aggregate claim of $514,000.  The Company considers all the claims to be without any merit, has already delivered a statement of defense and intends to vigorously defend the action.  If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action.

b)
On June 22, 2009, the Company received a letter from a former advisor with regards to a Non-Circumvention Agreement dated July 16, 2004 and a Finder’s Fee Agreement dated December 13, 2004 with said former advisor. The letter states that the Company has breached said agreements insofar as the transaction between CardioGenics Inc. and the Company is concerned and advising that said former advisor is entitled to payment of 8% of the transaction value in accordance with the terms of the Finder’s Fee Agreement. The Company’s lawyers have written to said former advisor denying any contractual breach and explaining why said former advisor’s claims are without merit.

On January 15, 2010, Flow Capital Advisors, Inc. (“Flow Capital”) filed a lawsuit against CardioGenics, Inc, and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown) (“Flow Lawsuit”). The Flow Lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement.  Flow Capital is claiming that it is entitled to its finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock. The Company and its counsel are currently reviewing the Flow Lawsuit and anticipate responding to the Flow Lawsuit in the near future.

On January 14, 2010, Flow Capital filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004. The Company and its counsel are currently reviewing this lawsuit and anticipate responding to it in the near future.

c)
On June 20, 2002, we, along with our then President and Chief Executive Officer, field a complaint in the 165th District Court of Harris County, Texas against over 150 brokerage firms, alleging, among other things, a conspiracy among the defendants to short sell our stock. The original lawsuit was subsequently amended on June 24, 2002 and was removed to the United States District Court for the Southern District of Texas. The plaintiffs subsequently filed a motion in the United States District Court for the Southern District of Texas to have the action remanded back to the state court where it was originally commenced. That motion was denied and the action proceeded in the federal district court. On October 1, 2003, the Court denied various motions to dismiss made on behalf of the defendants. However, in its ruling, the Court indicated that all motions to dismiss could have been granted in light of the defective pleading made by plaintiffs and allowed plaintiffs 20 days to file an amended complaint to comply with pleading requirements of the Court. Plaintiffs filed an amended complaint within the required period. Discovery was stayed while the motions to dismiss were pending.

After plaintiffs filed their third amended complaint, 78 out of the total of approximately 150 defendants again filed a motion to dismiss the lawsuit. On September 6, 2004, the Court entered an order granting the moving defendants’ motion to dismiss the lawsuit, again citing various deficiencies in the pleadings. The Court did not grant the plaintiffs leave to replead.

The plaintiffs and the moving defendants have since stipulated to the entry of a final judgment dismissing the third amended complaint against the moving defendants with prejudice. Under this stipulation, the parties agreed on entry of final judgment to (a) waive their right to attorney’s fees or sanctions and bear their own costs and (b) not appeal the judgment.

On December 3, 2004, we announced that our original counsel had assigned our legal retainer agreement in connection with the lawsuit to a legal consortium consisting of various law firms and other consultants throughout the country, which includes our original counsel. We have met with our now attorneys and continue to evaluate our options for recommencing an action against certain defendants, and possibly other parties, in light of the court’s order and/or pursing other strategies.

18.	Supplemental Disclosure of Cash Flow Information

	Years Ended
	October 31
	2009	2008

Cash paid during the year for:
Interest	$4,464	$2,643
Income taxes	$—	$—

19.	Subsequent Events

In May 2009, guidance for subsequent events was issued.  The guidance established general accounting standards and disclosure for subsequent events. The company adopted this pronouncement during the quarter ended July 31, 2009. Accordingly the Company has evaluated subsequent events through the date and time the consolidated financial statements were issued on February 12, 2010. Except for the mattrers disclosed in this financial statement, no other material subsequent events have occurred since October 31, 2009 that would require recognition or disclosure in these consolidated financial statements.

On February 10, 2010 the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLC pursuant to which the Company would sell its 100% membership interest in its Pixaya LLC subsidiary to Rothcove. In consideration for its acquisition of the Pixaya LLC membership interest, Rothcove assumed $100,000 in accounts payable of Pixaya LLC and its subsidiary Pixaya (UK) Limited.  The transaction closed on February 11, 2010.

20.	Segment Reporting

The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.

The Company’s financial reporting is organized into two business segments: In Vitro Diagnostics and Jag Notes.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

The information presented below includes certain expense allocations between the corporate office and the operating business segments. The information is presented after all intercompany and intersegment eliminations and is therefore not necessarily indicative of the results that would be achieved had the business segments been stand-alone businesses.

The results of operations and other data for the two operating segments for the years ending October 31, 2009 and 2008 are as follows:

	In Vitro Diagnostics	Jag Notes	Consolidated
2009
Revenue	$—	$21,539	$21,539
Cost of goods sold	—	136,946	136,946
General and administrative	1,520,295	76,715	1,597,010
Research and Development	1,572,337	—	1,572,337
Goodwill impairment charges	—	12,780,214	12,780,214
Depreciation expense and amortization of intangibles	54,141	—	54,141
Loss from operations	$(3,146,773)	$(12,972,336)	$(16,119,109)
Interest expense	$570,474	$1,366	$571,840
Capital expenditures — property and equipment	8,950	—	8,950
Capital expenditures — Patent application	15,164	—	15,164
Total assets	2,839,865	47,397	2,887,262

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009 and 2008

	In Vitro Diagnostics	Jag Notes	Consolidated
2008
Revenue	$—	$—	$—
Cost of good sold	—	—	—
General and administrative	177,169	—	177,169
Research and Development	24,531	—	24,531
Depreciation expense and amortization of intangibles	62,176	—	62,176
Loss from operations	$(263,876)	$—	$(263,876)
Interest expense	$432,005	$—	$432,005
Capital expenditures — property and equipment	1,012	—	1,012
Capital expenditures — Patent application	33,824	—	33,824
Total assets	784,230	—	784,230

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

By:	/s/ Yahia Gawad
Yahia Gawad
Chief Executive Officer

Dated: February __, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Yahia Gawad	Chief Executive Officer	February 16, 2010
Yahia Gawad

/s/ James Essex	Chief Financial Officer	February 16, 2010
James Essex

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

21.1	Subsidiaries of Registrant.

10.28	Retainer Agreement dated January 20, 2010 between Registrant and Wolfe, Axelrod & Weinberger Associates LLC

10.29	Letter Agreement dated January 18, 2010 between Registrant and The Investor Relations Group, Inc.

10.30	Employment Agreement dated July 31, 2009 between Registrant and Dr. Yahia Gawad.

10.31	LLC Membership Interest Purchase Agreement dated February 10, 2010 between Registrant and Rothcove Partners LLC.

23.1	Consent of J.H. Cohn LLP

23.2	Consent of BDO Donwoody LLP