Form 10-Q
period 2010-01-31
CardioGenics Holdings Inc.
filed 2010-03-17
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010.

☐                   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________ .

Commission file number 000-28761

CARDIOGENICS HOLDINGS INC.
(Exact name of registrant as specified in its Charter)

Nevada	88-0380546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6295 Northam Drive, Unit 8
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

Yes ☐      No ☐

As of January 31, 2010 the Registrant had the following number of shares of its capital stock outstanding: 218,021,011 shares of Common Stock, 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 16 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 276,655,415 shares of the Registrant’s Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended January 31, 2010

INDEX

F. Other Information	22

Item 1: Legal Proceedings	22

Item 1A: Risk Factors	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3: Defaults Upon Senior Securities	22

Item 4:	22

Item 5: Other Information	22

Item 6: Exhibits	22

Signatures	23

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2010	2009
	(Unaudited)	(Note 2)
Assets

Current
Cash and Cash Equivalents	$1,859,245	$2,388,516
Deposits and Prepaid Expenses	12,295	11,996
Refundable Taxes Receivable	6,546	14,878
Government Grants and Investment Tax Credits Receivable	179,929	175,554
	2,058,015	2,590,944

Property and Equipment, net	47,247	54,338
Patents, net	250,227	241,980
	297,474	296,318
	$2,355,489	$2,887,262
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$480,554	$651,037
Due to Director	197,690	147,102
Debentures Payable	—	25,000
Liabilities of Discontinued Operations	100,000	100,000
	778,244	923,139

Mandatorily redeemable Class B common stock; par value $.00001 per share: 400,000 shares designated as series 2; 381,749 shares issued and outstanding	4	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	—	—
	4	4

Commitments and contingencies
Stockholders' Equity
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 650,000,000 shares authorized, 218,021,011 and 217,671,011 common shares and 276,655,415 and 276,655,415 exchangeable shares issued and outstanding as at January 31, 2010 and October 31, 2009 respectively	4,947	4,943

Additional paid-in capital	35,588,270	35,539,274

Deficit accumulated during development stage	(33,742,980)	(33,260,283)

Accumulated other comprehensive loss	(269,472)	(319,815)

Total CardioGenics Holdings Inc. stockholders' equity	1,580,765	1,964,119
Non-controlling interest	(3,524)	—
Total equity	1,577,241	1,964,119
Total liabilities and stockholders' equity	$2,355,489	$2,887,262

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the Three Months Ended January 31, 2010 and 2009 and
Cumulative from November 20, 1997 (Date of Inception) to January 31, 2010

			Cumulative
			From
			November 20,
			1997
			(Date of
	For the three months Ended		Inception) to
	January 31,		January 31,
	2010	2009	2010

Operating Expenses
Amortization of Property and Equipment	$7,091	$6,148	$167,199
Amortization of Patent Application Costs	996	—	5,177
Write-off of Patent Application Costs	—	—	53,731
General and Administrative	291,454	24,543	3,320,676
Write-off of Goodwill	—	—	12,780,214
Research and Product Development, Net of Investment Tax Credits	132,810	31,494	2,728,526
Total operating expenses and operating loss	432,351	62,185	19,055,523

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	(2,650)	60,764	2,083,685
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Loss on Foreign Exchange Transactions	19,165	—	33,511

Total other expenses (income)	16,515	60,764	14,538,219

Loss from Continuing Operations	(448,866)	(122,949)	(33,593,742)

Discontinued Operations
Loss from Discontinued Operations	(37,355)	—	(152,762)
Net Loss	(486,221)	(122,949)	(33,746,504)
Net Loss attributed to non-controlling interest	(3,524)	—	(3,524)
Net Loss attributed to CardioGenics Holdings Inc.	$(482,697)	$(122,949)	$(33,742,980)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.00)	$(0.00)

Weighted-average shares of Common Stock outstanding	494,375,879	286,197,117

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
For the three months ended January 31, 2010

				Deficit
				Accumulated
				During	Accunulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Equity

Balance November 1, 2009	494,326,426	$4,943	$35,539,274	$(33,260,283)	$(319,815)		$1,964,119
Issuance of common shares in exchange for services rendered January 2010, $.14	350,000	4	48,996				49,000
Net loss attributable to noncontrolling interest						(3,524)	(3,524)
Comprehensive Income (Loss):
Net Loss				(482,697)			(482,697)
Other Comprehensive Income
Currency Translation Adjustment					50,343		50,343
Total Comprehensive (Loss)							(432,354)
Balance at January 31, 2010	494,676,426	$4,947	$35,588,270	$(33,742,980)	$(269,472)	$(3,524)	$1,577,241

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended January 31, 2010 and 2009 and
Cumulative from November 20, 1997 (Date of Inception) to January 31, 2010

			Cumulative from
			November 20, 1997
	Three Months Ended		(Date of Inception)
	January 31		To January 31,
	2010	2009	2010

Cash flows from operations activities
Net Loss for the Period	$(482,697)	$(122,949)	$(33,742,980)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization of Property and Equipment	7,091	6,148	167,199
Amortization of Patent Application Costs	996	—	5,177
Write-off of Patent Application Costs	—	—	53,731
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Non-Controlling interest	3,524		3,524
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	—	38,972	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,092
Beneficial Conversion Charge included in Interest Expense	—	—	452,109
Common Stock Issued as Employee or Officer/Director Compensation	—	—	2,508,282
Common Stock Issued for Services Rendered	49,000	—	451,312
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Deposits and Prepaid Expenses	—	—	(11,207)
Refundable Taxes Receivable	8,702	—	(5,312)
Investment Tax Credits Receivable	—	(50,958)	(155,502)
Accounts Payable and Accrued Expenses	(175,211)	22,806	(192,072)
Advances	—	—	131
Net cash used in operating activities	(595,643)	(105,981)	(3,290,257)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	—	(262)	(193,366)
Patent Application Costs	(9,243)	(1,799)	(268,958)
Net cash used in investing activities	(9,243)	(2,061)	(266,439)

Cash flows from financing activities
Due to Director	45,782	—	918,214
Issue of Debentures	—	371,333	1,378,305
Issue of Common Shares on Exercise of Stock options	—	—	31
Issue of Common Shares for Cash	—	—	3,568,847
Redemption of 10% Senior Convertible Debentures	(25,000)	(369,972)	(394,972)
Net cash provided by financing activities	20,782	1,361	5,470,425

Effect of foreign exchange on cash and cash equivalents	54,833	(16,259)	(54,484)
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	(529,271)	(115,776)	1,859,245
Beginning of Period	2,388,516	253,872	—
End of Period	$1,859,245	$138,096	$1,859,245
See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes To Condensed Consolidated Financial Statements (unaudited)
As of January 31, 2010 and 2009
1.	Nature of Business

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

 On July 31, 2009, CardioGenics acquired the business of JAG Media Holdings, Inc. (“JAG Media”)(see Note 4). The business acquired is that of gathering and compiling financial and investment information from various financial institutions and other Wall Street professionals. Revenues of the acquired business of JAG Media are generated by releasing such financial information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. Further, software focused on streaming video solutions was acquired through the acquisition of JAG Media by CardioGenics. Historically, further development of this software has been limited as a result of JAG Media’s lack of financial resources.

References herein to CardioGenics common shares has been retrospectively adjusted to reflect the exchange ratio of 20.957 established in the Share Purchase Agreement.

On October 27, 2009, the name of the Company was changed from JAG Media Holdings, Inc. to CardioGenics Holdings Inc.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries as of January 31, 2010, their results of operations for the three months ended January 31 2010 and 2009 and the period from November 20, 1997 (date of inception) to January 31, 2010, changes in stockholders’ equity for the three months ended January 31, 2010, and cash flows for the three months ended January 31 2010 and 2009 and the period from November 20, 1997 (date of inception) to January 31, 2010.  CardioGenics Holdings Inc and its subsidiaries are referred to together herein as the “Company”.  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2009 and 2008 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 16, 2010 and from which the October 31, 2009 consolidated balance sheet was derived.

The results of the Company’s operations for the three months ended January 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2010.

The accompanying condensed consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has an accumulated deficit at January 31, 2010 of approximately $33.7 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts, if the FDA and other regulatory approvals are obtained. In order to meet its operating cash flow requirements, Management’s plans include financing activities such as private placements of its common stock and issuances of convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, meet revenue projections and manage costs, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

3.	Summary of Significant Accounting Policies.

(a)	Research and Development Costs
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

(b)	Net Loss Per Common Share
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

(c)	Use of Estimates
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

(d)	Discontinued Operations
As a result of the sale of JAG Media, certain reclassifications of assets, liabilities, revenues costs and expenses have been made to the prior period condensed consolidated financial statements to conform to the January 31, 2010 financial statement presentation.  Specifically, we have reclassified the results of operations of JAG Media for all periods presented to discontinued operations within the statement of operations.  In addition, the liabilities of JAG Media have been reclassified to liabilities of discontinued operations.

(e)	Financial Instruments
The carrying values of cash and cash equivalents, and accounts payable approximate their fair values due to their short-term nature.  Debentures approximate their fair value based upon the borrowing rates available for the nature of the underlying debt.

(f)	Effects of Recent Accounting Pronouncements
In December 2007, “Non-controlling Interest in Consolidated Financial Statements” was pronounced, which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets.  This pronouncement is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this pronouncement has had minimal impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” was pronounced. This requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on November 1, 2009. The adoption did not have any effect on its consolidated financial statements.

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

On November 1, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements.  Consequently, the Company’s non-controlling interest is disclosed as a separate component of the Company’s consolidated equity on the balance sheet.  Further, earnings and other comprehensive income are separately attributed to both the controlling and non-controlling interests.  Earnings per share is calculated based on net income attributable to the Company’s controlling interest.

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

The following pro forma consolidated financial information presents the combined results of operations of JAG Media Holdings, Inc. and CardioGenics, Inc. as if the acquisition had occurred as of November 1, 2008, after giving effect to certain adjustments, including the issuance of JAG Media Holdings, Inc. common stock as part of the purchase price. For the purpose of this pro forma presentation, both JAG Media Holdings, Inc.’s and CardioGenics, Inc.’s financial information is presented for the three months ended January 31, 2009. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had JAG Media Holdings, Inc. and CardioGenics, Inc. been a single entity during such periods.

Three Months January 31, 2009

Revenues	$41,653
Net Loss	$(546,758)
Weighted-average shares of Common stock outstanding:
Basic and diluted	286,197,117
Basic and diluted net loss per common share	$0.00

5.	Due to Director

The amount due to a director is due on demand and carries no interest.  On July 31, 2009, $885,000 due to a director was converted to 23,778,126 common shares of JAG Media. A beneficial conversion charge of $117,109 was credited against Additional Paid-in Capital. Accrued interest to July 31, 2009 on the director’s loan of $108,635 was converted to 2,185,522 common shares of JAG Media at the same time.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of January 31, 2010, approximated $6,790,000 (2009 - $3,020,000) which will expire from 2014 through 2030.

All fiscal years except 2009 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2009, 2008 and 2007.

As of January 31, 2010, the Company had net operating loss carryforwards from US sources of approximately $40,231,000 available to reduce future Federal taxable income which will expire from 2019 through 2030.

For the three months ended January 31, 2010 and 2009, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

7.	Debentures Payable

Current convertible debentures consist of:

	January 31, 2010	October 31, 2009

10% Senior Convertible Debentures	$—	$25,000

The debenture was repaid in December 2009.

8.	Stock Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for the three months ended January 31, 2010 and 2009 amounted to $-0-.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.  The Company granted to a consultant 300,000 stock options during the year ended October 31, 2009 and no stock options during the three months ended January 31, 2010.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding - October 31, 2008	9,901,198	$0.02
Granted	—	—
Forfeited/expired	(4,191,400)	$0.06
Exercised	(5,709,798)	0.05
Assumed upon JAG Media acquisition	2,750,000	$0.25
Granted	300,000	$0.09
Outstanding – October 31, 2009	3,050,000	$0.23
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – January 31, 2010	3,050,000	$0.23

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at January 31, 2010.

9.	Stockholders’ Equity

Comprehensive Loss
Comprehensive loss, which includes net loss from the change in the foreign currency translation account, for the three months ended January 31, 2010 and 2009, respectively, is as follows:

	For the Three Months Ended January 31,
	2010	2009
Net (Loss)	(482,697)	(122,949)
Currency translation adjustment	50,343	79,392
Comprehensive (Loss)	$(432,354)	$(43,557)

	January 31, 2010	October 31, 2009

Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	21,218,082	21,218,082

Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	10,436,586	10,436,586

Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	2,084,174	2,084,174

Issued to former employee entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	1,362,205	1,362,205

Issued to Consultants July 31, 2009, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.09 per share up to and including July 31, 2012	1,047,850	1,047,850

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.09 per common share up to and including July 31, 2017	2,870,848	2,870,848

Total Warrants outstanding	39,019,745	39,019,745

As of July 31, 2009, the conversion of the warrants would result in the issuance of common shares in excess of the number of common shares authorized.  The Company determined that, based on the guidance on derivative financial instruments indexed to, and potentially settled in a Company’s own stock, the Company would be prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date of the reverse acquisition, the Company recorded the related fair value of all warrants issued with prior debentures previously issued to non-employees as a liability. Subsequent changes in the fair value of such options and warrants at the end of each reporting period were to be recorded as charges or credits to the Company’s results of operations.  On September 30, 2009, the Company’s authorized share capital was amended to increase the number of authorized common shares to 650,000,000.  At that time the outstanding options and warrants were re-valued with the subsequent valuation of $13,501,360 re-classified to additional paid-in capital.

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

11.           Issuance of Common Stock

During the three months ended January 31, 2010, the Company issued the following common shares:

	Three Months Ended January 31, 2010
	# of shares	Amount

Issuance to third parties for services rendered	350,000	$49,000

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):
	Three Months Ended January 31,
	2010	2009

Weighted-average shares - basic	494,375,879	286,197,117

Effect of dilutive securities	—	—

Weighted-average shares - diluted	494,375,879	286,197,117

Basic earnings per share “EPS” and diluted EPS for the three months ended January 31, 2010 and 2009 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 42,069,745 and 45,002,245 incremental shares, respectively, have been excluded from the three months ended January 31, 2010 and 2009 computation of diluted EPS as they are antidilutive given the net losses generated.

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

b)
On June 22, 2009, the Company received a letter from a former advisor, Flow Capital Advisors, Inc. (“Flow Capital”), with regards to a Non-Circumvention Agreement dated July 16, 2004 and a Finder’s Fee Agreement dated December 13, 2004 with said former advisor. The letter states that the Company has breached said agreements insofar as the transaction between CardioGenics Inc. and the Company is concerned and advising that said former advisor is entitled to payment of 8% of the transaction value in accordance with the terms of the Finder’s Fee Agreement. The Company’s lawyers have written to said former advisor denying any contractual breach and explaining why said former advisor’s claims are without merit.

On January 14, 2010, Flow Capital filed a lawsuit against JAG Media Holdings, Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings, Inc. breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004.  The Company and its counsel are currently reviewing this lawsuit and anticipate responding to it in the near future

On January 15, 2010, Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown) (“Flow Lawsuit”).  The Flow Lawsuit alleges that CardioGenics Inc. (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement.  Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings, Inc. shares received by CardioGenics Inc., or the equivalent monetary value of the stock.  The Company and its counsel are currently reviewing the Flow Lawsuit and anticipate responding to the Flow Lawsuit in the near future.

14.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	January 31
	2010	2009

Cash paid during the year for:
Interest	$1,490	$1,225

Income taxes	$—	$—

15.	Assets and Liabilities from Discontinued Operations

On February 10, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company would sell its 100% membership interest in its Pixaya LLC subsidiary to Rothcove.  In consideration for its acquisition of the Pixaya LLC membership interst, Rothcove assumed $100,000 in accounts payable of Pixaya LLC and its subsidiary Pixaya (UK) Limited (collectively “JAG Media”).  The transaction closed on February 11, 2010.

As a result of the sale of JAG Media, certain reclassifications of assets, liabilities, revenues, costs and expenses have been made to the prior period condensed consolidated financial statements to reflect the operations of JAG Media as discontinued operations.  Specifically, we have reclassified the results of operations of JAG Media for all periods presented to “Loss from Discontinued Operations” within the Condensed Consolidated Statements of Operations.  In addition, the remaining liabilities of the business divested in February 2010 have been reclassified to “Liabilities of Discontinued Operations”.  Revenues from discontinued operations were $14,852 and $41,653 for the three months ended January 31, 2010 and 2009, respectively.  Loss from discontinued operations were ($37,355) for the three months ended January 31, 2010.

At January 31, 2010, Liabilities from Discontinued Operations comprise the following:

	2010	2009
Liabilities
Accounts Payable	$100,000	$100,000
Total Liabilities from Discontinued Operations	$100,000	$100,000

16.	Subsequent Events

In May 2009, guidance for subsequent events was issued.  The guidance established general accounting standards and disclosure for subsequent events. The Company adopted this pronouncement during the quarter ended July 31, 2009. Accordingly, the Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

The accounting policies and estimates used as of October 31, 2009, as outlined in our previously filed Form 10-K, have been applied consistently for the three months ended January 31, 2010.

Related Party Transactions

During the three months ended January 31, 2010, we utilized advances from a director totaling approximately $197,000 bearing interest at 0% per annum.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Three months ended January 31, 2010 as compared to three months ended January 31, 2009.

	Three Months
	Ended January 31,
	2010	2009	$ Change

Operating expenses:
Amortization of property and equipment	$7,091	$6,148	$943
Amortization of patent application costs	996	-	996
General and administrative expenses	291,454	24,543	266,911
Research and product development, net of investment tax credits	132,810	31,494	101,316
Total operating expenses and operating loss	432,351	62,185	370,166

Other expenses (income)
Interest expense and bank charges, net	(2,650)	60,764	(63,414)
Loss on foreign exchange	19,165	-	19,165
Loss on discontinued operations	37,355	-	37,355

Net loss	$486,221	$122,949	$363,272

Revenues

During the three months ended January 31, 2010 and 2009 we did not generate any revenues from ongoing operations.  We anticipate generating insignificant revenues from operations in the next two quarters.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The increase in general and administrative expenses is attributable primarily to an increase in professional and consulting fees.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to the increase in compensation to an officer and an increase in staff engaged in R&D (total increase $50,000) and the absence of research tax credits in 2010 which had amounted to $51,000 in 2009.

Other expenses (income)

Interest expense and bank charges, net

The decrease in interest expense of approximately $60,000 arises from the fact that the debentures and director’s loan at which existed and carried interest for the three months ended January 31, 2009 were for the most part paid off before the beginning of the first quarter of 2010.

Loss from discontinued operations

On February 11, 2010, the Company sold its JAG Media division. The Company has treated the operating results of that division in this quarter as loss from discontinued operations.

Liquidity and Capital Resources

We have not generated any revenues since inception and we incurred a net loss of approximately $486,000 and a cash flow deficiency from operating activities of approximately $529,000 for the three months ended January 31, 2010. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

We believe we will be successful in obtaining the necessary financing to fund our operations, meet revenue projections and manage costs; however, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

Acquisition

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

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of January 31, 2010 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended January 31, 2010 and 2009 or that they will have a significant effect at the time they become effective.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended January 31, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

During the fiscal quarter ended January 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2010, Flow Capital Advisors, Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings, Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004. The Company and its counsel are currently reviewing this lawsuit and anticipate responding to it in the near future.

On January 15, 2010, Flow Capital filed a lawsuit against CardioGenics, Inc, and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown) (“Flow Lawsuit”). The Flow Lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement.  Flow Capital is claiming that it is entitled to its finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock. The Company and its counsel are currently reviewing the Flow Lawsuit and anticipate responding to the Flow Lawsuit in the near future.

Item 1A. Risk Factors

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

As of January 31, 2010, our wholly owned United Kingdom subsidiary, Pixaya (UK) Limited, was in default with respect to the payment of amounts due under its overdraft facility with HSBC Bank plc (“HSBC Overdraft Facility”). As of the date of the filing of this report, the amount of the default is £22,596.17, equivalent to approximately US$38,000.

Item 4.

Reserved

Item 5. Other Information

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

CARDIOGENICS HOLDINGS INC.
Date: March 17, 2010	By:	/s/ Yahia Gawad
		Name:	Yahia Gawad
		Title:	Chief Executive Officer

Date: March 17, 2010	By:	/s/ James Essex
		Name:	James Essex
		Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer