Form 10-Q
period 2010-04-30
CardioGenics Holdings Inc.
filed 2010-06-14
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 2010.

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

Yes ☐      No ☑

As of May 21, 2010 the Registrant had the following number of shares of its capital stock outstanding: 245,554,164 shares of Common Stock, 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 16 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 250,642,262 shares of the Registrant’s Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended April 30, 2010

INDEX

Page
Part I. Financial Information	1

Item 1: Financial Statements (Unaudited)	1

Condensed Consolidated Balance Sheets at April 30, 2010 (Unaudited) and October 31, 2009	1

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months ended April 30, 2010 and 2009 (Unaudited) and cumulative from November 20, 1997 (Date of Inception) to April 30, 2010	2

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Six Months ended April 30, 2010	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended April 30, 2010 and 2009 and cumulative from November 20, 1997 (Date of Inception) to April 30, 2010	4

Notes to Condensed Consolidated Financial Statements at April 30, 2010 (Unaudited)	5-15

Item 2: Management’s Discussion and Analysis	15-18

Item 3: Quantitative and Qualitative Disclosures About Market Risk	18

Item 4: Controls and Procedures	18

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

	April 30,	October 31,
	2010	2009
Assets	(Unaudited)	(Note 2)

Current
Cash and Cash Equivalents	$1,352,368	$2,388,516
Deposits and Prepaid Expenses	50,197	11,996
Refundable Taxes Receivable	9,357	14,878
Government Grants and Investment Tax Credits Receivable	187,753	175,554
	1,599,675	2,590,944

Property and Equipment, net	39,991	54,338
Patents, net	250,229	241,980
	290,220	296,318
Total assets	$1,889,895	$2,887,262

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$416,022	$651,037
Due to Director	60,465	147,102
Debentures Payable	▬	25,000
Liabilities of Discontinued Operations	▬	100,000
	476,487	923,139

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as series 2; 381,749 shares issued and outstanding	4	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	▬	▬
	4	4

Commitments and contingencies
Stockholders' Equity
Preferred stock; par value $.0001 per share,
50,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share;
650,000,000 shares authorized,
245,554,164 and 217,671,011 common shares and
250,642,262 and 276,655,415 exchangeable shares issued and
outstanding as at April 30, 2010 and October 31, 2009 respectively	4,963	4,943

Additional paid-in capital	35,700,504	35,539,274

Deficit accumulated during development stage	(34,082,980)	(33,260,283)

Accumulated other comprehensive loss	(203,077)	(319,815)

Total CardioGenics Holdings Inc. stockholders' equity	1,419,410	1,964,119
Non-controlling interest	(6,006)	▬
Total equity	1,413,404	1,964,119
Total liabilities and stockholders' equity	$1,889,895	$2,887,262

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the Three Months and Six Months Ended April 30, 2010 and 2009 and
Cumulative from November 20, 1997 (Date of Inception) to April 30, 2010

					Cumulative
					From
					November
					20, 1997
					(Date of
	For the three months Ended		For the six months Ended		Inception) to
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

Operating Expenses
Amortization of Property and Equipment	$7,256	$6,074	$14,347	$12,222	$174,455
Amortization of Patent Application Costs	1,020	▬	2,016	▬	6,197
Write-off of Patent Application Costs	▬	▬	▬	▬	53,731
General and Administrative	158,168	31,492	449,622	56,035	3,478,844
Write-off of Goodwill	▬	▬	▬	▬	12,780,214
Research and Product Development, Net
of Investment Tax Credits	179,875	39,548	312,685	71,042	2,908,401
Total operating expenses and operating loss	346,319	77,114	778,670	139,299	19,401,842

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	3,171	56,494	521	117,258	2,086,856
Loss on Change in Value of Derivative Liability	▬	▬	▬	▬	12,421,023
Loss on Foreign Exchange Transactions	83,043	14,414	102,208	14,414	116,554

Total other expenses (income)	86,214	70,908	102,729	131,672	14,624,433

Loss from Continuing Operations	(432,533)	(148,022)	(881,399)	(270,971)	(34,026,275)

Discontinued Operations
Gain on Sale of Subsidiary	90,051	▬	90,051	▬	90,051
Loss from Discontinued Operations	▬	▬	(37,355)	▬	(152,762)
Net Loss	(342,482)	(148,022)	(828,703)	(270,971)	(34,088,986)
Net Loss attributed to non-controlling interest	(2,482)	▬	(6,006)	▬	(6,006)
Net Loss attributed to CardioGenics Holdings Inc.	$(340,000)	$(148,022)	$(822,697)	$(270,971)	$(34,082,980)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares of Common Stock outstanding	496,055,298	292,089,211	495,201,671	289,094,335

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
For the six months ended April 30, 2010

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Equity

Balance November 1, 2009	494,326,426	$4,943	$35,539,274	$(33,260,283)	$(319,815)		$1,964,119
Issuance of common shares in exchange for services rendered January 2010, $.14	350,000	4	48,996				49,000
Common shares issued on exercise of Warrants, February 2010	750,000	8	35,242				35,250
Common shares issued for cash, February 2010	770,000	8	76,992				77,000
Net loss attributable to noncontrolling interest						$(6,006)	(6,006)
Comprehensive Income (Loss)
Net Loss				(822,697)			(822,697)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					116,738		116,738
Total Comprehensive (Loss)							(705,959)
Balance at April 30, 2010	496,196,426	$4,963	$35,700,504	$(34,082,980)	$(203,077)	$(6,006)	$1,413,404

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)
Six Months Ended April 30, 2010 and 2009 and
Cumulative from November 20, 1997 (Date of Inception) to April 30, 2010

			Cumulative from
			November 20, 1997
	Six Months Ended		(Date of Inception)
	April 30		To April 30,
	2010	2009	2010
Cash flows from operating activities
Net Loss for the Period	$(828,703)	$(270,971)	$(34,088,986)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Amortization of Property and Equipment	14,347	12,222	174,455
Amortization of Patent Application Costs	2,016	▬	6,197
Write-off of Patent Application Costs	▬	▬	53,731
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss on Change in Value of Derivative Liability	▬	▬	12,421,023
Interest Accrued and Foreign Exchange Loss
on Debt	▬	74,292	922,539
Unrealized Foreign Currency Exchange Gains	▬	10,040	25,092
Beneficial Conversion Charge included in
Interest Expense	▬	▬	452,109
Common Stock Issued as Employee or
Officer/Director Compensation	▬	▬	2,508,282
Common Stock Issued for Services Rendered	49,000	▬	451,312
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and
Committee Chairman	▬	▬	54,582
Changes in Operating Assets and Liabilities,
Net of Acquisition
Deposits and Prepaid Expenses	(37,367)	58	(48,574)
Refundable Taxes Receivable	6,554	5,652	(7,460)
Investment Tax Credits Receivable	▬	104,208	(155,502)
Accounts Payable and Accrued Expenses	(360,371)	28,935	(377,232)
Advances	▬	▬	131
Net cash used in operating activities	(1,154,524)	(35,564)	(3,849,138)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	▬	195,885
Purchase of Property and Equipment	▬	(269)	(193,366)
Patent Application Costs	(10,265)	(419)	(269,980)
Net cash used in investing activities	(10,265)	(688)	(267,461)

Cash flows from financing activities
Due to Director	(96,860)	10,537	775,572
Issue of Debentures	▬	371,333	1,378,305
Issue of Common Shares on Exercise of Stock options	▬	28	31
Issue of Common Shares on Exercise of Warrants	35,250	▬	35,250
Issue of Common Shares for Cash	77,000	▬	3,645,847
Redemption of 10% Senior Convertible Debentures	(25,000)	(369,972)	(394,972)
Net cash provided by (used in) financing activities	(9,610)	11,926	5,440,033

Effect of foreign exchange on cash and cash equivalents	138,251	2,525	28,934
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents
during the period	(1,036,148)	(21,801)	1,352,368
Beginning of Period	2,388,516	253,873	▬
End of Period	$1,352,368	$232,072	$1,352,368

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
April 30, 2010 and 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries as of April 30, 2010, their results of operations for the three and six months ended April 30, 2010 and 2009, and the period from November 20, 1997 (date of inception) to April 30, 2010, changes in stockholders’ equity for the six months ended April 30, 2010 and cash flows for the six months ended April 30, 2010 and 2009, and the period from November 20, 1997 (date of inception) to April 30, 2010.  CardioGenics Holdings Inc and its subsidiaries are referred to together herein as the “Company”.  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2009 and 2008 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 16, 2010 and from which the October 31, 2009 consolidated balance sheet was derived.

The results of the Company’s operations for the three and six months ended April 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2010.

The accompanying condensed consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has an accumulated deficit at April 30, 2010 of approximately $34.1 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
As a result of the sale of JAG Media, certain reclassifications of assets, liabilities, revenues costs and expenses have been made to the prior period condensed consolidated financial statements to conform to the April 30, 2010 financial statement presentation.  Specifically, we have reclassified the results of operations of JAG Media for all periods presented to discontinued operations within the statement of operations.  In addition, the liabilities of JAG Media have been reclassified liabilities of discontinued operations.

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

In May 2008, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” was pronounced. This requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on November 1, 2009. The adoption did not have any effect on its condensed consolidated financial statements.

In October 2009, the FASB issued guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the impact of this new accounting standard on its condensed consolidated financial statements.

On November 1, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements.  Consequently, the Company’s non-controlling interest is disclosed as a separate component of the Company’s consolidated equity on the condensed consolidated balance sheet.  Further, earnings and other comprehensive income are separately attributed to both the controlling and non-controlling interests.  Loss per share calculated based on net loss attributable to the Company’s controlling interest.

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

The following pro forma consolidated financial information presents the combined results of operations of JAG Media Holdings, Inc. and CardioGenics, Inc. as if the acquisition had occurred as of November 1, 2008, after giving effect to certain adjustments, including the issuance of JAG Media Holdings, Inc. common stock as part of the purchase price. For the purpose of this pro forma presentation, both JAG Media Holdings, Inc.’s and CardioGenics, Inc.’s financial information is presented for the three and six months ended April 30, 2009. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had JAG Media Holdings, Inc. and CardioGenics, Inc. been a single entity during such periods.

	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009

Revenues	$32,260	$73,913
Net Loss	$(380,760)	$(927,518)
Weighted-average shares of Common stock outstanding: Basic and diluted	292,089,211	289,094,335
Basic and diluted net loss per common share	$0.00	$0.00

5.	Due to Director

The amount due to a director is due on demand and carries no interest.  On July 31, 2009, $885,000 due to a director was converted to 23,778,126 common shares of JAG Media. A beneficial conversion charge of $117,109 was credited against Additional Paid-in Capital. Accrued interest to July 31, 2009 on the director’s loan of $108,635 was converted to 2,185,522 common shares of JAG Media at the same time. During the quarter ended April 30, 2010, $86,637 was repaid.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of April 30, 2010, approximated $7,017,000 (2009 - $3,169,000) which will expire from 2014 through 2030.

All fiscal years except 2009 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2009, 2008 and 2007.

As of April 30, 2010, the Company had net operating loss carryforwards from US sources of approximately $40,476,000 available to reduce future Federal taxable income which will expire from 2019 through 2030.
For the six months ended April 30, 2010 and 2009, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

7.	Debentures Payable

Current convertible debentures consist of:

	April 30, 2010	October 31, 2009

10% Senior Convertible Debentures	$ ▬	$25,000

The debenture was repaid in December 2009.

8.	Stock Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for the six months ended April 30, 2010 and 2009 amounted to $-0-.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.  The Company granted to a consultant 300,000 stock options during the year ended October 31, 2009 and no stock options during the six months ended April 30, 2010.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding - October 31, 2008	9,901,198	$0.02
Granted	▬	▬
Forfeited/expired	(4,191,400)	$0.06
Exercised	(5,709,798)	$0.05
Assumed upon JAG Media acquisition	2,750,000	$0.25
Granted	300,000	$0.09
Outstanding – October 31, 2009	3,050,000	$0.23
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – April 30, 2010	3,050,000	$0.23

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at April 30, 2010.

9.	Stockholders’ Equity

Comprehensive Loss
Comprehensive loss, which includes net loss from the change in the foreign currency translation account, for the three and six months ended April 30, 2010 and 2009 respectively is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
Net (Loss)	$(340,000)	$(148,022)	$(822,697)	$(270,971)
Currency translation adjustment	66,395	(69,362)	116,738	10,040
Comprehensive (Loss)	$(273,605)	$(217,384)	$(705,959)	$(260,931)

	April 30, 2010	October 31, 2009

Warrants Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	20,468,082	21,218,082

Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	10,436,586	10,436,586

Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.047 per common share up to and including July 31, 2012	2,084,174	2,084,174

Issued to former employee entitling the holder to purchase 1 common share in the company at an exercise price of $0.047 per common share up to and including July 31, 2012	1,362,205	1,362,205

Issued to Consultants July 31, 2009, entitling the holder to purchase 1 common share of the company at an exercise price of $0.09 per share up to and including July 31, 2012	1,047,850	1,047,850

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.09 per common share up to and including July 31, 2017	2,870,848	2,870,848

Total Warrants outstanding	38,269,745	39,019,745

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

Effective March 19, 2010, the Company and YA Ltd terminated these agreements by mutual consent.

11.           Issuance of Common Stock

During the six months ended April 30, 2010, the Company issued the following common shares:

	Six Months Ended April 30, 2010
	# of shares	Amount

Issued to third parties for services rendered	350,000	$49,000
Issued on exercise of warrants	750,000	$35,250
Issued to unrelated third party for cash	770,000	$77,000

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings (loss) per share (EPS):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Weighted-average shares - basic	496,055,298	292,089,211	495,201,671	289,094,335
Effect of dilutive securities	▬	▬	▬	▬
Weighted-average shares - diluted	496,055,298	292,089,211	495,201,671	289,094,335

Basic earnings per share “EPS” and diluted EPS for the three and six months ended April 30, 2010 and 2009 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 41,319,745 and 45,002,245 incremental shares respectively have been excluded from the six months ended April 30, 2010 and 2009 computation of diluted EPS as they are antidilutive given the net losses generated.

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

b)
On January 14, 2010, Flow Capital Advisors, Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004. JAG Media Holdings has moved to dismiss the case because Flow Capital is not registered to transact business in the state of Florida and is therefore barred from maintaining the suit under applicable law. The motion is pending.

On January 15, 2010 Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown). This lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement. Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock. CardioGenics has moved to dismiss the lawsuit for lack of jurisdiction against it in Florida, and that motion is pending.

14.	Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended
	April 30,
	2010		2009

Cash paid during the period for:
Interest		$2,867		$886
Income taxes	$	▬	$	▬

15.	Assets and Liabilities from Discontinued Operations

On February 10, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company would sell its 100% membership interest in its Pixaya LLC subsidiary to Rothcove.  In consideration for its acquisition of the Pixaya LLC membership interest, Rothcove assumed $100,000 in accounts payable and approximately $9,800 of bank accounts of Pixaya LLC and its subsidiary Pixaya (UK) Limited (collectively “JAG Media”).  The transaction closed on February 11, 2010.

As a result of the sale of JAG Media, certain reclassifications of assets, liabilities, revenues, costs and expenses have been made to the prior period condensed consolidated financial statements to reflect the operations of JAG Media as discontinued operations.  Specifically, we have reclassified the results of operations of JAG Media for all periods presented to “Loss from Discontinued Operations” within the Condensed Consolidated Statements of Operations.  In addition, the remaining liabilities of the business divested in February 2010 have been reclassified to “Liabilities of Discontinued Operations”.  Revenues from discontinued operations were $14,852 and $41,653 for the three and six months ended April 30, 2010 and 2009, respectively.  Loss from discontinued operations were ($37,355) for the six months ended April 30, 2010.

At April 30, 2010, Liabilities from Discontinued Operations comprise the following:

		2010	2009

Liabilities
Accounts Payable	$	▬	$100,000
Total Liabilities from Discontinued Operations	$	▬	$100,000

16.	Subsequent Events

In May 2009, guidance for subsequent events was issued.  The guidance established general accounting standards and disclosure for subsequent events. The Company adopted this pronouncement during the quarter ended July 31, 2009. Accordingly, the Company has evaluated subsequent events through the time the condensed consolidated financial statements were issued.

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

The accounting policies and estimates used as of October 31, 2009, as outlined in our previously filed Form 10-K, have been applied consistently for the six months ended April 30, 2010.

Related Party Transactions

During the six months ended April 30, 2010, we utilized advances from a director totaling on average approximately $128,000 bearing interest at 0% per annum.

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations

Six months ended April 30, 2010 as compared to six months ended April 30, 2009.

	Six Months
	Ended April 30,
	2010	2009	$ Change

Operating expenses:
Amortization of property and equipment	$14,347	$12,222	$2,125
Amortization of patent application costs	2,016	-	2,016
General and administrative expenses	449,622	56,035	393,587
Research and production, net of investment tax credits	312,685	71,042	241,643
Total operating expenses and operating loss	778,670	139,299	639,371

Other expenses (income):
Interest expense and bank charges, net	521	117,258	(116,737)
Loss on foreign exchange	102,208	14,414	87,794
Gain on sale of subsidiary	(90,051)	-	(90,051)
Loss on discontinued operation	37,355	-	37,355

Net loss	$828,703	$270,971	$557,732

Revenues

During the six months ended April 30, 2010 and 2009 we did not generate any revenues from ongoing operations.  We anticipate generating insignificant revenues from operations in the next two quarters.

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

Research and production, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to the increase in compensation to an officer and an increase in staff engaged in R&D (total increase $130,000) and the absence of research tax credits in 2010 which had amounted to $111,000 in 2009.

Other expenses (income)

Interest expense and bank charges, net

The decrease in interest expense of approximately $117,000 arises from the fact that the debentures and director’s loan which existed and carried interest for the six months ended April 30, 2009 were for the most part paid off before the beginning of the first half of 2010.

Loss from discontinued operations and Gain on sale of subsidiary

On February 11, 2010 the Company sold its JAG Media division, realizing a gain of approximately $90,000. The Company has treated the operating results of that division in this six month period as loss from discontinued operations.

Three months ended April 30, 2010 as compared to three months ended April 30, 2009.

	Three Months
	Ended April 30,
	2010	2009	$ Change

Operating expenses:
Amortization of property and equipment	$7,256	$6,074	$1,182
Amortization of patent application costs	1,020	-	1,020
General and administrative expenses	158,168	31,492	126,676
Research and production, net of investment tax credits	179,875	39,548	140,327
Total operating expenses and operating loss	346,319	77,114	269,205

Other expenses (income)
Interest expense and bank charges, net	3,171	56,494	(53,323)
Loss on foreign exchange	83,043	14,414	68,629
Gain on sale of subsidiary	(90,051)	-	(90,051)

Net loss	$342,482	$148,022	$194,460

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

Research and production, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to the increase in compensation to an officer and an increase in staff engaged in R&D (total increase $80,000) and the absence of research tax credits in 2010 which had amounted to $60,000 in 2009.

Other expenses (income)

Interest expense and bank charges, net

The decrease in interest expense of approximately $53,000 arises from the fact that the debentures and director’s loan at which existed and carried interest for the quarter ended April 30, 2009 were paid off before the beginning of the second quarter of 2010.

Loss from discontinued operations

On February 11, 2010 the Company sold its JAG Media division, realizing a gain on sale of approximately $90,000.

Liquidity and Capital Resources

We have not generated any revenues since inception and we incurred a net loss of approximately $823,000 and a cash flow deficiency from operating activities of approximately $1,154,000 for the six months ended April 30, 2010. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

On July 31, 2009, 145,528,195 common shares of JAG Media were issued to certain former shareholders of CardioGenics and 16 Exchangeable Shares, which are exchangeable into 276,655,415 common shares of JAG Media, were issued to former CardioGenics shareholders who elected to take such Exchangeable Shares. JAG Media common shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following July 31, 2009 and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration

Seasonality

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

N/A

Item 4. Controls and Procedures

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended April 30, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures

•	there is no effective separation of duties, which includes monitoring controls, between the members of management

•	lack of resources to account for complex and unusual transactions

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended April 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2010, Flow Capital filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004. JAG Media Holdings has moved to dismiss the case because Flow Capital is not registered to transact business in the state of Florida, and is therefore barred from maintaining the suit under applicable law.  The motion is pending.

On January 15, 2010 Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown). This lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement.  Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock.  CardioGenics has moved to dismiss the lawsuit for lack of jurisdiction against it in Florida, and that motion is pending.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of our Common Stock were issued to a current stockholder of the Company upon exercise of a warrant:

Date of Exercise	Exercise Price/Share	Shares Exercised	Aggregate Exercise Amount
February 1, 2010	$0.047	750,000	$35,250

On February 10, 2010, a current stockholder of the Company purchased 500,000 shares of our Common Stock for an aggregate purchase price of $50,000.

On February 28, 2010, a current stockholder of the Company purchased 270,000 shares of our Common Stock for an aggregate purchase price of $27,000.

All of the securities issuances referenced above were exempt from registration under Section 4(2) of the Securities Act of 1933, as issuances not involving a public offering.

Item 3. Defaults Upon Senior Securities

N/A
Item 4. (Removed and Reserved)

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

CARDIOGENICS HOLDINGS INC.

Date: June 14, 2010	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: June 14, 2010	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer