Form 10-Q
period 2010-07-31
CardioGenics Holdings Inc.
filed 2010-09-14
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JULY 31, 2010.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________ .

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

Yes ☐      No ☑

As of September 8, 2010 the Registrant had the following number of shares of its capital stock outstanding: 25,358,494 shares of Common Stock, 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,914 shares of the Registrant’s Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended July 31, 2010

INDEX

Page
Part I. Financial Information

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at July 31, 2010 (Unaudited) and October 31, 2009	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months ended July 31, 2010 and 2009 (Unaudited) and cumulative from November 27, 1997 (Date of Inception) to July 31, 2010	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Nine Months ended July 31, 2010	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended July 31, 2010 and 2009 and cumulative from November 27, 1997 (Date of Inception) to July 31, 2010	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2: Management’s Discussion and Analysis	18

Item 3: Quantitative and Qualitative Disclosures About Market Risk	22

Item 4: Controls and Procedures	22

Part II. Other Information

Item 1: Legal Proceedings	23

Item 1A: Risk Factors	23

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3: Defaults Upon Senior Securities	23

Item 4: Removed and Reserved	23

Item 5: Other Information	23

Item 6: Exhibits	23

Signatures	24

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2010	2009
	(Unaudited)	(Note 2)
Assets

Current
Cash and Cash Equivalents	$767,458	$2,388,516
Deposits and Prepaid Expenses	49,348	11,996
Refundable Taxes Receivable	16,043	14,878
Government Grants and Investment Tax Credits Receivable	184,578	175,554
	1,017,427	2,590,944

Property and Equipment, net	38,560	54,338
Patents, net	256,773	241,980
	295,333	296,318
	$1,312,760	$2,887,262
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$497,620	$651,037
Due to Director	18,251	147,102
Debentures Payable	▬	25,000
Liabilities of Discontinued Operations	▬	100,000
	515,871	923,139

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as series 2; 381,749 shares issued and outstanding	4	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	▬	▬
	4	4

Commitments and contingencies
Stockholders' Equity
Preferred stock; par value $.00001 per share, 5,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share; 65,000,000 shares authorized, 24,683,788 and 21,767,100 common shares and 25,064,223 and 27,665,540 exchangeable shares issued and outstanding as at July 31, 2010 and October 31, 2009 respectively	498	495

Additional paid-in capital	35,811,169	35,543,722

Deficit accumulated during development stage	(34,767,921)	(33,260,283)

Accumulated other comprehensive loss	(235,891)	(319,815)

Total CardioGenics Holdings Inc. stockholders' equity	807,855	1,964,119
Non-controlling interest	(10,970)	▬
Total equity	796,885	1,964,119
Total liabilities and stockholders' equity	$1,312,760	$2,887,262

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the Three Months and Nine Months Ended July 31, 2010 and 2009 and
Cumulative from November 20, 1997 (Date of Inception) to July 31, 2010

					Cumulative
					From
					November
					20, 1997
					(Date of
	For the three months Ended		For the nine months Ended		Inception) to
	July 31,		July 31,		July 31,
	2010	2009	2010	2009	2010

Operating Expenses
Amortization of Property and Equipment	$1,431	$6,736	$15,778	$18,958	$175,886
Amortization of Patent Application Costs	1,004	2,513	3,020	2,513	7,201
Write-off of Patent Application Costs	▬	▬	▬	▬	53,731
General and Administrative	455,072	1,345,418	904,694	1,401,453	3,933,917
Write-off of Goodwill	▬	▬	▬	▬	12,780,214
Research and Product Development, Net of Investment Tax Credits	208,279	1,318,826	520,964	1,389,868	3,116,680
Total operating expenses and operating loss	665,786	2,673,493	1,444,456	2,812,792	20,067,629

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	24,072	481,285	24,594	598,543	2,110,928
Loss on Change in Value of Derivative Liability	▬	11,340,329	▬	11,340,329	12,421,023
Loss on Foreign Exchange Transactions	46	(193,387)	102,254	(178,973)	116,600

Total other expenses (income)	24,118	11,628,227	126,848	11,759,899	14,648,551

Loss from Continuing Operations	(689,904)	(14,301,720)	(1,571,304)	(14,572,691)	(34,716,180)

Discontinued Operations
Gain on Sale of Subsidiary	▬	▬	90,051	▬	90,051
Loss from Discontinued Operations	▬	▬	(37,355)	▬	(152,762)
Net Loss	(689,904)	(14,301,720)	(1,518,608)	(14,572,691)	(34,778,891)
Net Loss attributed to non-controlling interest	(4,964)	▬	(10,970)	▬	(10,970)
Net Loss attributed to CardioGenics Holdings Inc.	$(684,940)	$(14,301,720)	$(1,507,638)	$(14,572,691)	$(34,767,921)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.01)	$(0.42)	$(0.03)	$(0.47)

Weighted-average shares of Common Stock outstanding	49,707,900	34,247,992	49,583,432	30,708,508

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
For the nine months ended July 31, 2010

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Equity

Balance November 1, 2009	49,432,640	$495	$35,543,722	$(33,260,283)	$(319,815)		$1,964,119
Common shares issued in exchange
for services rendered January 2010	35,000		49,000				49,000
Common shares issued on exercise of
Warrants, February 2010	75,000	1	35,249				35,250
Common shares issued for cash, February 2010	77,000	1	76,999				77,000
Common shares issued in exchange for
services rendered May, 2010	78,371	1	88,199				88,200
Common shares issued in exchange for
services rendered June, 2010	50,000		18,000				18,000
Net loss attributable to noncontrolling interest						$(10,970)	(10,970)
Comprehensive Income (Loss)
Net Loss				(1,507,638)			(1,507,638)
Other Comprehensive (Loss)
Currency Translation Adjustment					83,924		83,924
Total Comprehensive (Loss)							(1,423,714)
Balance at July 31, 2010	49,748,011	$498	$35,811,169	$(34,767,921)	$(235,891)	$(10,970)	$796,885

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended July 31, 2010 and 2009 and
Cumulative from November 20, 1997 (Date of Inception) to July 31, 2010

			Cumulative from
			November 20, 1997
	Nine Months Ended		(Date of Inception)
	July 30		To July 31,
	2010	2009	2010
Cash flows from operating activities
Net Loss for the Period	$(1,518,608)	$(14,572,691)	$(34,778,891)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Amortization of Property and Equipment	15,778	18,958	175,886
Amortization of Patent Application Costs	3,020	2,513	7,201
Write-off of Patent Application Costs	▬	▬	53,731
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss on Change in Value of Derivative Liability	▬	11,340,329	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	▬	33,098	922,539
Unrealized Foreign Currency Exchange Gains	▬	(259,331)	25,092
Beneficial Conversion Charge included in Interest Expense	▬	452,109	452,109
Common Stock Issued as Employee or Officer/Director Compensation	▬	2,288,815	2,508,282
Common Stock Issued for Services Rendered	155,200	402,312	557,512
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and Committee Chairman	▬	▬	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Deposits and Prepaid Expenses	(37,352)	(80,769)	(48,559)
Refundable Taxes Receivable	(1,165)	1,197	(15,179)
Investment Tax Credits Receivable	(9,024)	55,671	(164,526)
Accounts Payable and Accrued Expenses	(153,417)	(89,139)	(170,278)
Advances	▬	▬	131
Net cash used in operating activities	(1,545,568)	(406,928)	(4,240,182)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	195,885	195,885
Purchase of Property and Equipment	▬	(297)	(193,366)
Patent Application Costs	(17,813)	(13,808)	(277,528)
Net cash provided by (used in) investing activities	(17,813)	181,780	(275,009)

Cash flows from financing activities
Due to Director	(128,851)	74,142	743,581
Issue of Debentures	▬	371,333	1,378,305
Issue of Common Shares on Exercise of Stock Options	▬	28	31
Issue of Common Shares on Exercise of Warrants	35,250	▬	35,250
Issue of Common Shares for Cash	77,000	2,723,602	3,645,847
Redemption of 10% Senior Convertible Debentures	(25,000)	(369,972)	(394,972)
Net cash provided by (used in) financing activities	(41,601)	2,799,133	5,408,042

Effect of foreign exchange on cash and cash equivalents	(16,076)	179,707	(125,393)
Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents during the period	(1,621,058)	2,753,692	767,458
Beginning of Period	2,388,516	253,872	▬
End of Period	$767,458	$3,007,564	$767,458

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
July 31, 2010 and 2009

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

 On July 31, 2009, CardioGenics acquired the business of JAG Media Holdings, Inc. (“JAG Media”)(see Note 4). The business acquired is that of gathering and compiling financial and investment information from various financial institutions and other Wall Street professionals. Revenues of the acquired business of JAG Media are generated by releasing such financial information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. Further, software focused on streaming video solutions was acquired through the acquisition of JAG Media by CardioGenics. Historically, further development of this software has been limited as a result of JAG Media’s lack of financial resources. On February 11, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company sold its interest in JAG Media to Rothcove (see Note 15).

References herein to CardioGenics common shares has been retrospectively adjusted to reflect the exchange ratio of 20.957 established in the Share Purchase Agreement.

On October 27, 2009, the name of the Company was changed from JAG Media Holdings, Inc. to CardioGenics Holdings, Inc.

On April 23, 2010, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares. The total authorized shares of common stock was at the same time reduced to 65,000,000. The Board of Directors selected a ratio of one-for-ten and the reverse stock split was effective on June 20, 2010. Trading of the Company’s common stock on the Over-The-Counter Capital Market on a split-adjusted basis began at the open of trading on June 21, 2010. The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards and warrants that were outstanding immediately prior to the effective date of the reverse stock split. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries as of July 31, 2010, their results of operations for the three and nine months ended July 31, 2010 and 2009, and the period from November 20, 1997 (date of inception) to July 31, 2010, changes in stockholders’ equity for the nine months ended July 31, 2010 and cash flows for the nine months ended July 31, 2010 and 2009, and the period from November 20, 1997 (date of inception) to July 31, 2010.  CardioGenics Holdings Inc and its subsidiaries are referred to together herein as the “Company”.  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2009 and 2008 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 16, 2010 and from which the October 31, 2009 consolidated balance sheet was derived.

The results of the Company’s operations for the three and nine months ended July 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2010.

The accompanying condensed consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has an accumulated deficit at July 31, 2010 of approximately $34.8 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
As a result of the sale of JAG Media, certain reclassifications of assets, liabilities, revenues, costs and expenses have been made to the prior period condensed consolidated financial statements to conform to the July 31, 2010 financial statement presentation.  Specifically, we have reclassified the results of operations of JAG Media for all periods presented to discontinued operations within the statements of operations.  In addition, the liabilities of JAG Media have been reclassified liabilities of discontinued operations.

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

In May 2008, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” was pronounced. This requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It became effective for the Company on November 1, 2009. The adoption did not have any effect on its consolidated financial statements.

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

On July 31, 2009, the Company completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among the Company, CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly owned subsidiary (“ExchangeCo”). In accordance with the terms of the Share Purchase Agreement, 99% of the holders of common shares of CardioGenics Inc. (two (2) minority shareholders of CardioGenics Inc. holding in aggregate 17,387 common shares of CardioGenics Inc. did not participate) surrendered their CardioGenics Common Shares. CardioGenics Inc. caused the Company to issue to ExchangeCo or CardioGenics’ shareholders 42,218,361 shares of the Company’s common stock, par value $0.00001 (the “Share Consideration”). The CardioGenics Inc.’s shareholders had the option to receive their pro-rata allocation of the Share Consideration in the form of (a) the Company’s common stock (the “JAG Consideration Shares”) or (b) exchangeable shares of ExchangeCo. Inc., which shares shall be exchangeable at any time after July 31, 2009 into a number of shares of the Company’s common stock equal to such shareholders’ pro rata allocation of the Share Consideration (the “Exchangeable Shares”). The Exchangeable Shares have the same voting rights, dividend entitlements and other attributes as JAG Media common stock. Exchangeable Shares will automatically be exchanged for JAG Media common stock five years from July 31, 2009, and in certain other events. The Share Consideration provides the former CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of July 31, 2009.

On July 31, 2009, 14,552,819 common shares of JAG Media were issued to former shareholders of CardioGenics and 27,665,541 common shares of JAG Media were issued to ExchangeCo. These shares are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following July 31, 2009 and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration.

The Share Consideration provided the CardioGenics Inc.’s shareholders with direct and/or indirect ownership of approximately 85% of the Company’s outstanding common stock (on a fully diluted basis) as of July 31, 2009. Based on the five-day average price of the Company’s common stock of $1.60 per share, the purchase price approximated was $11,573,536, plus approximately $342,880 of acquisition costs plus the fair value of options and warrants assumed of $644,806.

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

The following pro forma consolidated financial information presents the combined results of operations of JAG Media Holdings, Inc. and CardioGenics, Inc. as if the acquisition had occurred as of November 1, 2008, after giving effect to certain adjustments, including the issuance of JAG Media Holdings, Inc. common stock as part of the purchase price. For the purpose of this pro forma presentation, both JAG Media Holdings, Inc.’s and CardioGenics, Inc.’s financial information is presented for the three and nine months ended July 31, 2009. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had JAG Media Holdings, Inc. and CardioGenics, Inc. been a single entity during such periods.

	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009

Revenues	$44,742	$118,655
Net Loss	$(14,795,692)	$(15,723,210)
Weighted-average shares of Common stock outstanding:
Basic and diluted	34,245,819	30,707,226
Basic and diluted net loss per common share	$(0.43)	$(0.51)

5.	Due to Director

The amount due to a director is due on demand and carries no interest.  On July 31, 2009, $885,000 due to a director was converted to 2,377,812 common shares of JAG Media. A beneficial conversion charge of $117,109 was credited against Additional Paid-in Capital. Accrued interest to July 31, 2009 on the director’s loan of $108,635 was converted to 218,552 common shares of JAG Media at the same time. During the quarter ended July 31, 2010, $42,214 was repaid.

On January 28, 2009, the Company issued to a director and an officer of the Company a new series of Debentures in the amount of $371,333.  The Debentures were for a term of two years and carry interest at 10% per annum.  At July 31, 2009, the holders of the debentures exchanged the debentures, plus accrued interest, for 1,701,708 common shares of JAG Media common stock. A beneficial conversion charge of $335,000 was credited against additional paid-in capital.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of July 31, 2010, approximated $7,157,000 (2009 - $3,280,000) which will expire from 2014 through 2030.

All fiscal years except 2009 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2009, 2008 and 2007.

As of July 31, 2010, the Company had net operating loss carryforwards from US sources of approximately $40,773,000 available to reduce future Federal taxable income which will expire from 2019 through 2030.

For the nine months ended July 31, 2010 and 2009, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

7.	Debentures Payable

Current convertible debentures consist of:

	July 31, 2010		October 31, 2009

10% Senior Convertible Debentures	$	▬	$25,000

The debenture was repaid in December 2009.

8.	Stock Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for the nine months ended July 31, 2010 and 2009 amounted to $-0-.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.  The Company granted to a consultant
30,000 stock options during the year ended October 31, 2009 and no stock options during the nine months ended July 31, 2010.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:
		Weighted
		Average
		Exercise
	Options	Price

Outstanding - October 31, 2008	990,120	$0.20
Granted	▬	▬
Forfeited/expired	(419,140)	$0.60
Exercised	(570,980)	$0.50
Assumed upon JAG Media acquisition	275,000	$2.50
Granted	30,000	$0.90
Outstanding – October 31, 2009	305,000	$2.34
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – July 31, 2010	305,000	$2.34

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at July 31, 2010.

9.	Stockholders’ Equity

Comprehensive Loss
Comprehensive loss, which includes net loss from the change in the foreign currency translation account, for the nine and three months ended July 31, 2010 and 2009 respectively is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
Net (Loss)	$(684,940)	$(14,301,720)	$(1,507,638)	$(14,572,691)
Currency translation adjustment	(32,814)	(269,371)	83,924	(259,331)
Comprehensive (Loss)	$(717,754)	$(14,571,091)	$(1,423,714)	$(14,832,022)

	July 31, 2010	October 31, 2009

Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,121,808

Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,043,659	1,043,659

Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417

Issued to former employee entitling the holder to purchase 1 common share in the company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220

Issued to Consultants July 31, 2009, entitling the holder to purchase 1 common share of the company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085

Total Warrants outstanding	3,826,974	3,901,974

As of July 31, 2009, the conversion of the warrants would result in the issuance of common shares in excess of the number of common shares authorized, the Company determined that based on the guidance on derivative financial instruments indexed to, and potentially settled in a company’s own stock, the Company would be prohibited from concluding that it would have a sufficient number of authorized and unissued shares to net-share settle any of those warrants or any other warrants or options previously issued or granted to non-employees. Therefore, as of the date of the reverse acquisition, the Company recorded the related fair value of all warrants issued with prior debentures previously issued to non-employees as a liability. Subsequent changes in the fair value of such options and warrants at the end of each reporting period were to be recorded as charges or credits to the Company’s results of operations.  On September 30, 2009, the Company’s authorized share capital was amended to increase the number of authorized common shares to 65,000,000.  At that time the outstanding options and warrants were re-valued with the subsequent valuation of $13,501,360 re-classified to Additional Paid-In Capital.

At July 31, 2009, the Company assumed the remainder of warrants dated May 24, 2006 entitling YA Global to purchase 25,000 shares of the Company’s common stock for $4.00 per share.  These warrants were exercised August 5, 2009.

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

Effective March 19, 2010, the Company and YA Ltd. terminated these agreements by mutual consent.

11.	Issuance of Common Stock

During the nine months ended July 31, 2010, the Company issued the following common shares:

	Nine Months Ended July 31, 2010
	# of shares	Amount
Issued to an employee-shareholder for services rendered	21,090	$23,200
Issued to non-employee shareholders for services rendered	47,281	$55,000
Issuance to third parties for services rendered	95,000	$77,000
Issued on exercise of warrants	75,000	$35,250
Issued to unrelated third party for cash	77,000	$77,000

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):
	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

Weighted-average shares - basic	49,707,900	34,247,992	49,583,432	30,708,508
Effect of dilutive securities	▬	▬	▬	▬
Weighted-average shares - diluted	49,707,900	34,247,992	49,583,432	30,708,508

Basic earnings per share “EPS” and diluted EPS for the three and nine months ended July 31, 2010 and 2009 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 4,131,974 and 4,176,974 incremental shares, respectively, have been excluded from the nine months ended July 31, 2010 and 2009 computation of diluted EPS as they are antidilutive given the net losses generated.

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

b)
On January 14, 2010, Flow Capital Advisors Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004.  JAG Media Holdings has moved to dismiss the case because Flow Capital is not registered to transact business in the state of Florida and is therefore barred from maintaining the suit under applicable law. The motion is pending although Flow Capital has since registered, and if the motion is denied, JAG Media Holdings expects to file an answer asserting various defenses and vigorously opposing the suit.

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

14.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	July 31,
	2010		2009

Cash paid during the period for:
Interest		$24,594		$1,348
Income taxes	$	▬	$	▬

15.	Assets and Liabilities from Discontinued Operations

On February 10, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company would sell its 100% membership interest in its Pixaya LLC subsidiary to Rothcove.  In consideration for its acquisition of the Pixaya LLC membership interst, Rothcove assumed $100,000 in accounts payable to Pixaya LLC and its subsidiary Pixaya (UK) Limited (collectively “JAG Media”).  The transaction closed on February 11, 2010.

As a result of the sale of JAG Media, certain reclassifications of assets, liabilities, revenues, costs and expenses have been made to the prior period condensed consolidated financial statements to reflect the operations of JAG Media as discontinued operations.  Specifically, we have reclassified the results of operations of JAG Media for all periods presented to “Loss from Discontinued Operations” within the Condensed Consolidated Statements of Operations.  In addition, the remaining liabilities of the business divested in February 2010 have been reclassified to “Liabilities of Discontinued Operations”.  Revenues from discontinued operations were $14,852 and $41,653 for the three and nine months ended July 31, 2010 and 2009, respectively.  Loss from discontinued operations were ($37,355) for the three and nine months ended July 31, 2010.

At July 31, 2010, Liabilities from Discontinued Operations comprise the following:

	2010		2009

Liabilities
Accounts Payable	$	▬	$100,000
Total Liabilities from Discontinued Operations	$	▬	$100,000

16.	Subsequent Events

In May 2009, guidance for subsequent events was issued.  The guidance established general accounting standards and disclosure for subsequent events. The Company adopted this pronouncement during the quarter ended July 31, 2009.

On July 12, 2010 CardioGenics Inc. a subsidiary of the Company, entered into a non-exclusive supply agreement with Merck Chimie S.A.S. (“Merck Chimie”) pursuant to which CardioGenics will adopt its proprietary biological-linking technology to magnetic beads supplied by Merck Chimie. The Merck Chimie beads enhanced by CardioGenics’ proprietary biological-linking technology are designed to increase yields in antibody manufacturing that can potentially reduce the cost of making certain antibody-based drugs. The agreement is for a term of four (4) years and CardioGenics will be paid an agreed upon fee for each gram of beads processed by CardioGenics and shipped to Merck Chimie.

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

The accounting policies and estimates used as of October 31, 2009, as outlined in our previously filed Form 10-K, have been applied consistently for the nine months ended July 31, 2010.

Reverse Stock Split

On April 23, 2010, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares. The total authorized shares of common stock was at the same time reduced to 65,000,000. The Board of Directors selected a ratio of one-for-ten and the reverse stock split was effective on June 20, 2010. Trading of the Company’s common stock on the Over-the-Counter Capital Market on a split-adjusted basis began at the open of trading on June 21, 2010. The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards and warrants that were outstanding immediately prior to the effective date of the reverse stock split. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Related Party Transactions

During the nine months ended July 31, 2010, we utilized advances from a director totaling on average approximately $91,000 bearing interest at 0% per annum.

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations

Nine months ended July 31, 2010 as compared to nine months ended July 31, 2009.

	Nine Months
	Ended April 30,
	2010	2009	$ Change

Operating expenses:
Amortization of property and equipment	$15,778	$18,958	$(3,180)
Amortization of patent application costs	3,020	2,513	507
General and administrative expenses	904,694	1,401,453	(496,759)
Research and development, net of investment tax credits	520,964	1,389,868	(868,904)
Total operating expenses and operating loss	1,444,456	2,812,792	(1,368,336)

Other expenses (income):
Interest expense and bank charges, net	24,594	598,543	(573,949)
Loss (gain) on foreign exchange	102,254	(178,973)	281,227
Gain on sale of subsidiary	(90,051)	-	(90,051)
Loss on discontinued operation	37,355	-	37,355
Loss on change in value of derivative liability	-	11,340,329	(11,340,329)
Net loss	$1,518,608	$14,572,691	$(13,054,083)

Revenues

During the nine months ended July 31, 2010 and 2009 we did not generate any revenues from ongoing operations. We anticipate generating insignificant revenues from operations in the next quarter.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The change in general and administrative expenses is attributable primarily to an increase in professional and consulting fees and a reduction to zero in shares awarded to officers in the current period.

Research and development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The change in research and development expenses is attributable primarily to an increase in compensation to an officer in 2010, an increase in staff engaged in R&D in 2010, the absence of research tax credits in 2010 and a reduction in shares awarded to officers and employees in the current period.

Other expenses (income)

Interest expense and bank charges, net

The decrease in interest expense of approximately $574,000 arises from the fact that the debentures and director’s loan which existed and carried interest for the nine months ended July 31, 2009 were for the most part paid off before the beginning of fiscal 2010.

Loss from discontinued operations and Gain on sale of subsidiary

On February 11, 2010 the Company sold its JAG Media division, realizing a gain of approximately $90,000. The Company has treated the operating results of that division in this nine month period as loss from discontinued operations.

Three months ended July 31, 2010 as compared to three months ended July 31, 2009.

	Three Months
	Ended July 31,
	2010	2009	$ Change

Operating expenses:
Amortization of property and equipment	$1,431	$6,736	$(5,305)
Amortization of patent application costs	1,004	2,513	(1,509)
General and administrative expenses	455,072	1,345,418	(890,346)
Research and development, net of investment tax credits	208,279	1,318,826	(1,110,547)
Total operating expenses and operating loss	665,786	2,673,493	(2,007,707)

Other expenses (income):
Interest expense and bank charges, net	24,072	481,285	(457,213)
Loss on foreign exchange	46	(193,387)	193,433
Loss on change in value of derivative liability	-	11,340,329	(11,340,329)

Net loss	$689,904	$14,301,720	$(13,611,816)

Revenues

During the three months ended July 31, 2010 and 2009 we did not generate any revenues from ongoing operations. We anticipate generating insignificant revenues from operations in the next quarter.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses The change in general and administrative expenses is attributable primarily to an increase in professional and consulting fees and a reduction to zero in shares awarded to officers in the current period.

Research and development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The change in research and development expenses is attributable primarily to an increase in compensation to an officer in 2010, an increase in staff engaged in R&D in 2010, the absence of research tax credits in 2010 and a reduction in shares awarded to officers and employees in the current period.

Other expenses (income)

Interest expense and bank charges, net

The decrease in interest expense of approximately $457,000 arises from the fact that the debentures and director’s loan which existed and carried interest for the quarter ended July 31, 2009 were substantially paid off before the beginning of the third quarter of 2010.

Liquidity and Capital Resources

We have not generated any revenues since inception and we incurred a net loss of approximately $1,518,000 and a cash flow deficiency from operating activities of approximately $1,546,000 for the nine months ended July 31, 2010. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Acquisition

On July 31, 2009, we completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among the Company, CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly owned subsidiary (“ExchangeCo”). In accordance with the terms of the Share Purchase Agreement, 99% of the holders of common shares of CardioGenics Inc. (two (2) minority shareholders of CardioGenics holding in aggregate 17,387 common shares of CardioGenics Inc. did not participate) surrendered their CardioGenics Common Shares to ExchangeCo. ExchangeCo caused the Company to issue to the CardioGenics shareholders 42,218,361 shares of the Company’s common stock, par value $0.00001 per share (the “Share Consideration”). The CardioGenics shareholders had the option to receive their pro-rata allocation of the Share Consideration in the form of (a) JAG Media’s common stock (the “JAG Consideration Shares”) or (b) exchangeable shares of ExchangeCo. Inc., which shares shall be exchangeable at any time after July 31, 2009 into a number of shares of JAG Media’s common stock equal to such shareholders’ pro rata allocation of the Share Consideration (the “Exchangeable Shares”). The Exchangeable Shares have the same voting rights, dividend entitlements and other attributes as JAG Media common stock. Exchangeable Shares will automatically be exchanged for JAG Media common stock five years from July 31, 2009, and in certain other events. The Share Consideration provides the former CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of July 31, 2009.

On July 31, 2009, 14,552,819 common shares of JAG Media were issued to certain former shareholders of CardioGenics and 16 Exchangeable Shares, which are exchangeable into 27,665,541 common shares of JAG Media, were issued to former CardioGenics shareholders who elected to take such Exchangeable Shares. JAG Media common shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following July 31, 2009 and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of July 31, 2010 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended July 31, 2010 and 2009 or that they will have a significant effect at the time they become effective.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended July 31, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures

•	there is no effective separation of duties, which includes monitoring controls, between the members of management

•	lack of resources to account for complex and unusual transactions

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended July 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2010, Flow Capital Advisors, Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004. JAG Media Holdings has moved to dismiss the case because Flow Capital is not registered to transact business in the state of Florida and is therefore barred from maintaining the suit under applicable law. The motion is pending although Flow Capital has since registered, and if the motion is denied JAG Media Holdings expects to file an answer asserting various defenses and vigorously opposing the suit.

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

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2010 the Company issued 21,900 shares of its common stock to an employee for services rendered to the Company.

On May 13, 2010 the Company issued 5,000 shares of its common stock to a stockholder for services rendered to the Company.

On May 13, 2010 the Company issued 42,280 shares of its common stock to a stockholder for services rendered to the Company.

On May 13, 2010 the Company issued 10,000 shares of its common stock to a consultant for services rendered to the Company.

On June 25, 2010 the Company issued 50,000 shares of its common stock to a consultant for services rendered to the Company.

All of the securities issuances referenced above were exempt from registration under Section 4 (2) of the Securities Act of 1933, as issuances not involving a public offering.

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

CARDIOGENICS HOLDINGS INC.

Date: September 14, 2010	By:	/s/ Yahia Gawad
		Name:	Yahia Gawad
		Title:	Chief Executive Officer

Date: September 14, 2010	By:	/s/ James Essex
		Name:	James Essex
		Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer