Form 10-K
period 2010-10-31
CardioGenics Holdings Inc.
filed 2011-01-31
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically andposted on its corporate Web site, if any, every Interactive Data File required tobe submitted and posted pursuantto Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on January 10, 2011 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $33,418,717.

As of January 10, 2011 the Registrant had the following number of shares of its capital stock outstanding: 29,320,647 shares of Common Stock, 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,908 shares of the Registrant’s Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock.

CARDIOGENICS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

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

In light of the difficulties we encountered in growing our JAG Notes subscription business and Pixaya business, we began seeking merger and acquisition candidates, in related and unrelated lines of businesses, to augment our current business. On July 31, 2009, we completed the acquisition of CardioGenics, a developer of products targeting the immunoassay segment of the Point-of-Care IVD testing market, based in Ontario, Canada. See “—Our Acquisition of CardioGenics.” On February 11, 2010 we sold our Pixaya LLC subsidiary, and its related JAG Notes subscription and Pixaya businesses, since we believe it would be more beneficial for our resources to be devoted solely to the development and commercialization of our core CardioGenics products.

CardioGenics Inc.

CardioGenics was founded in Toronto, Canada in 1997 by Dr. Yahia Gawad to develop technology and products targeting the immunoassay segment of the IVD testing market. These include:

▪	The QL Care Analyzer (the “QLCA”), a state-of-the-art proprietary Point-of-Care (“POC”) immunoassay analyzer;

▪	A series of immunoassay tests to detect cardiac markers (the “Cardiovascular Tests”); and,

▪	Paramagnetic beads developed through its proprietary method, which improves their light collection (the “Beads”).

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

Immunoassay Market

The 2007 world market for all immunoassays excluding infectious diseases is estimated at $4,185 million3, and by 2012 the market is projected to grow by 6% annually to reach $5,605 million worldwide. Immunoassays sales for cardiac markers were 785 million in 2007, or 12% of market, and this is expected to increase to 1,050 million (12%) by 20124. The following Table illustrates the relationships between the top IVD companies and sales of IVD products.

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

3 $6.685 million including infectious diseases
4 Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p401
5 Estimated. Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p402

•	Search for an ideal POC platform.

•	Increased mergers and acquisition among top tier IVD companies to achieve more complete product lines

•	Greater cooperation between test developers and top tier IVD companies.

Over the next 5-10 years, the immunoassay business will see:

•	The continued automation of routine immunoassays – thyroid, anemia, fertility, therapeutic drug monitoring and drugs of abuse; and

•	More new assays and test categories for disease risk evaluation.[6]

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
OUR PRODUCTS

The CardioGenics Products

QL Care Analyzer

The QLCA represents a shift in the design of POC analyzers. The QLCA is a small, portable, stand-alone and completely automated point-of-care immunoassay analyzer. The QLCA has successfully miniaturized lab test technology, and combined it with a simplified mechanical design and proprietary triggering mechanism.

The QLCA uses a proprietary self-metering cartridge to perform immunoassay tests at the POC. Each cartridge is pre-loaded with our beads, which have been coated with specific bioluminescent proteins linked to the target marker. A drop of whole blood added to the Cartridge creates the chemiluminescent reaction needed to deliver sensitive and accurate test results. Operation of the QLCA does not require specialized training and testing can be completed in 15 minutes.

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

Upon receipt of FDA approval, we intend to market the QLCA and the Cardiovascular Tests through a major IVD distributor. We have initiated preliminary discussions with several of the Tier 1 IVD companies, and we anticipate that we will commence negotiations with one or more distribution partners before we receive FDA approval. In accordance with industry practice, we intend to enter into a license agreement with our distribution partner for the manufacture and distribution of our products.

Paramagnetic Beads

Medical laboratories widely use paramagnetic particles as a solid surface in heterogeneous immunoassay tests utilizing the process of phase separation done by eletromagnetic field.  Such tests involve the measurement of light generated on the surface area of paramagnetic beads coated with bio-organic material.

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

On January 19, 2009 CardioGenics Inc., one of our Canadian subsidiaries, entered into a Supply, Development & Distribution Agreement with Merck Chimie S.A.S. (“Merck Chimie”) (the “Merck Agreement”), pursuant to which CardioGenics is required to furnish Merck Chimie with certain quantities of CardioGenics’ proprietary silver-coated paramagnetic beads (the “CardioGenics Test Samples”), which Merck Chimie is then required to encapsulate, on a test-basis, using Merck Chimie’s proprietary encapsulation process. After Merck Chimie selects the best encapsulation process, Merck Chimie agreed to then establish the manufacturing parameters for the final encapsulated beads (the “Merck Encapsulated Beads”) and thereafter scale-up production for commercial distribution of the Merck Encapsulated Beads. Currently, Merck Chimie is still in the process of refining its encapsulation of the CardioGenics Test Samples.

Pursuant to the Merck Agreement, Merck Chimie has the exclusive right, for ten (10) years, to distribute the Merck Encapsulated Beads on a worldwide basis, with CardioGenics receiving 30% of the net sales proceeds of the Merck Encapsulated Beads and Merck receiving 70% of such net sales proceeds. Merck is responsible for manufacturing and distributing the Merck Encapsulated Beads.

On July 12, 2010 CardioGenics entered into a second agreement with Merck Chimie, which is a non-exclusive supply agreement pursuant to which CardioGenics is adopting its proprietary biological-linking technology to magnetic beads supplied by Merck Chimie. The Merck beads enhanced by CardioGenics’ proprietary biological-linking technology are designed to increase yields in antibody manufacturing that can potentially reduce the cost of making certain antibody-based drugs. The agreement is for a term of four (4) years and CardioGenics will be paid an agreed upon fee for each gram of beads processed by CardioGenics and shipped to Merck Chimie.

In addition to the agreements with Merck Chimie, we have also entered into Materials Transfer Agreements (“MTA”) with two other major international beads distributors with respect to our proprietary magnetic beads. Under the first MTA, CardioGenics will furnish the distributor with its silver-coated magnetic beads for polymer coating by the distributor. In addition, the distributor will provide CardioGenics with their magnetized bead prototypes, which CardioGenics will then silver-coat with its proprietary silver-coating technology. Under the second MTA, CardioGenics will furnish the distributor with its silver-coated magnetic beads for polymer coating and subsequent testing and evaluation by the distributor. Upon completion of the testing process, CardioGenics and the distributors will evaluate the test results and determine whether to further pursue commercialization of the resulting products.

Since the CardioGenics business described above is now our primary business, we decided to sell our Pixaya LLC subsidiary, and its related JAG Notes subscription and Pixaya businesses, so we can focus our attention and resources exclusively on our primary CardioGenics business. The sale of our Pixaya subsidiary was completed on February 11, 2010.

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

We are also focusing on protecting our intellectual property and know how though maintaining a patent filing process on a global basis as well as maintaining confidentiality agreements with our staff, employees and service providers under contractual agreements.

Although we believe in these strategies, goals and targets, we cannot guarantee that we will be successful in implementing them or that, even if implemented, they will be effective in creating a profitable business. In addition, we are dependent on having sufficient cash to carry out our strategies

Regulation

CardioGenics Products

Our QL Analyzer, Cartridge and Tests are classified as medical devices. Our beads are reagents of medical testing equipment. Accordingly, they are subject to a number of regulations in the jurisdictions where our products will be sold.

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

Competition

CardioGenics Competitors

Numerous companies provide Point Of Care (POC) products, many with cardiovascular test products. However, in terms of quantitative POC products, few companies operate in this space with marketed devices. These include:

•	Biosite Diagnostics Incorporated;

•	Response Biomedicals Corp.;

•	Roche POC division; and

•	i-Stat division of Abbott Diagnostics

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

Research and Development

Our efforts are focused on the development of our QLCA and our cardiovascular tests and the commercialization of our beads. Over the years 2010 and 2009 we incurred expenses of $692,000 and $1,572,000, respectively, on those efforts.

Website Technical Information

Our CardioGenics website (www.cardiogenics.com) is maintained by us internally and is hosted by DreamHost, which has hosting facilities located in Brea, California.

Employees

As of October 31, 2010, we had ten (10) employees. Of those employees, only Yahia Gawad, our Chief Executive Officer, has an employment agreement with the Company.

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

Financing Arrangements

Equity Line of Credit with YA Global

In connection with the CardioGenics Acquisition, on March 12, 2009 we entered into a Standby Equity Distribution Agreement with YA Global Master SPV Ltd. (“YA Ltd ”) (the “ SEDA ”) pursuant to which YA Ltd agreed to purchase up to $5,000,000 of our common stock (the “ Commitment Amount ”) over the course of the thirty-six (36) months following the date the registration statement for the shares to be issued pursuant to the SEDA is first declared effective (the “ Commitment Period ”). We will have the right, but not the obligation, to sell common stock to YA Ltd during the Commitment Period. Concurrent with the execution of the SEDA, we also entered into a Registration Rights Agreement with YA Ltd pursuant to which we agreed to register the shares of our common stock to be issued in connection with the SEDA. Such registration was never filed and, accordingly, the SEDA never became effective. Effective March 19, 2010, the Company and YA Ltd. terminated these agreements by mutual consent.

Increase in Authorized Shares

In October 2009 a majority of our stockholders approved, by written consent, an amendment to our articles of incorporation, which provided for, among other matters, an increase in the number of our authorized shares of common stock from 500,000,000 to 650,000,000.

Reverse Stock Split

As authorized by our Board of Directors, on June 18, 2010, we filed a “Certificate of Change” with the Nevada Secretary of State’s Office, which effected a 1:10 share consolidation of our outstanding and authorized shares of common stock. As a result of this share consolidation our authorized shares of common stock was reduced from 650,000,000 to 65,000,000 and our outstanding shares of common stock as of such date were consolidated in accordance with the 1:10 share consolidation ratio.

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

The requirements of being a public company may strain our resources and distract our management

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements place a strain on our systems and resources.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  Management has identified the following material weaknesses in our internal controls over financial reporting: 1. lack of documented policies and procedures; 2. lack of resources to account for complex and unusual transactions; and, 3. there is no effective segregation of duties, which includes monitoring controls, between the members of management.

We are also required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. We may not be able to remediate these weaknesses in time to meet the deadlines imposed by the Sarbanes-Oxley Act. If we fail to achieve and  maintain the adequacy of our internal controls, as such standards are modified,  supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.

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

Our ability to develop new test products for our QLCA is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our platform and technology. Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	competing technological and market developments;
•	our ability to establish additional collaborative relationships; and
•	the effect of commercialization activities and facility expansions if and as required.

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

As a result of our acquisition of CardioGenics, former CardioGenics warrant holders exchanged their warrants to purchase CardioGenics Common Shares for warrants to purchase our Common Shares. Currently, the warrants held by such former CardioGenics warrant holders entitle them to purchase up to 3,826,974 of our Common Shares at prices of $0.47 per share.

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

The prior shareholders of CardioGenics, as of the closing of the CardioGenics Acquisition, owned, directly or indirectly, approximately 85% of our outstanding common stock. While their percentage would decline if and to the extent new shares of our common stock are issued, you should expect these persons to exert continuing influence over all matters requiring shareholder approval, including the election of directors. You may have little to no practical control over such matters.

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

ITEM 3.  LEGAL PROCEEDINGS

On April 22, 2009, CardioGenics was served with a statement of claim in the Province of Ontario, Canada, from a prior contractor claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics, with an aggregate claim of $514,000.  The Company considers all the claims to be without any merit, has already delivered a statement of defence and intends to vigorously defend the action.  If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action.

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

On October 26, 2010 Karver International Inc. filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida against CardioGenics Holdings Inc. and several other defendants including affiliates, officers and directors of CardioGenics Holdings, Inc.  The Plaintiff generally alleges that the named defendants made certain alleged misrepresentations in connection with the purchase of shares of CardioGenics Holdings Inc.  On December 20, 2010 CardioGenics Holdings Inc. and other defendants filed a motion to dismiss on the basis that the court lacks personal jurisdiction over most defendants, that an enforceable forum selection clause requires that the action be litigated in Ontario, Canada that the doctrine of forum non conveniens requires dismissal in favor of the Ontario forum, and that the complaint suffers from numerous other technical deficiencies warranting dismissal (e.g., failure to attach documents to the Complaint, failure to plead fraud with particularity, etc.).  The motion is currently pending.  Should the motion be denied, CardioGenics Holdings, Inc. will continue to pursue vigorous defense to this action.

ITEM 4.  (REMOVED AND RESERVED)

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

For the period covered below, our common stock (other than our class B common stock) is traded on the OTC Bulletin Board under the symbol CGNH. In October 2009, our symbol was changed from JAGH to CGNH as a result of the CardioGenics Acquisition. The following table based on Bloomberg L.P. reflects quarterly high and low bid prices of our common stock from January 31, 2009 through October 31, 2010.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending October 31, 2010
Quarter Ended	High $	Low $
October 31, 2010	2.27	1.47
July 31, 2010	2.13	1.19
April 30, 2010	2.93	0.697
January 31, 2010	0.93	0.52
Fiscal Year Ending October 31, 2009
Quarter Ended	High $	Low $
October 31, 2009	0.78	0.20
July 31, 2009	0.38	0.37
April 30, 2009	0.17	0.14
January 31, 2009	0.23	0.18

On January 10, 2011, the closing bid price for our common stock was $1.84.  A public trading market for our Series 2 and Series 3 Class B common stock has never developed.

As of January 10, 2011, there were 29,320,647 shares of our common stock outstanding, 380,931 shares of our Series 2 Class B common stock outstanding and 21,500 shares of our Series 3 Class B common stock outstanding and 3,602 stockholders of record with respect to such shares.  There was also outstanding 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 Exchangeable Shares, which are exchangeable into 24,388,908 shares of our common stock.

In addition, there are 1,321 additional stockholders who did not turn in their shares of prior classes of our common stock in connection with our recapitalizations in 2002 and 2004.  These stockholders, upon presentation of their shares, are entitled to receive shares of our common stock in exchange. As of January 10, 2011 17,362 Series 1 Class B common shares, 107,720 Class A common shares and 12,366 original JagNotes.com Inc. common shares remained unconverted.

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

Pursuant to the terms of the secured convertible debentures, YA Global has converted the entire principal and accrued interest on the debentures into an aggregate of 14,651,265 shares of common stock, as set forth below:

Date	Principal Amount Converted	Number of Shares
June 28, 2006	$25,000	125,313
July 21, 2006	$50,000	279,642
August 3, 2006	$50,000	279,642
August 15, 2006	$50,000	289,855
September 14, 2006	$50,000	556,793
September 18, 2006	$50,000	556,793
November 20, 2006	$150,000	1,246,883
November 30, 2006	$105,000	872,818
January 5, 2007	$100,000	629,327
August 23, 2007	$500,000	1,250,000
August 28, 2007	$420,000	1,050,000
September 25, 2007	$550,000	1,375,000
September 28, 2007	$130,000	325,000
November 14, 2007	$300,000	750,000
December 17, 2007	$1,000,000	2,500,000
January 24, 2008	$295,000	737,500
January 31, 2008	$860,679	2,151,699

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

Pursuant to the terms of the warrants, as amended, YA Global has exercised all of the shares under the warrants as follows:

Warrant No.	Exercise Date	# of Shares Exercised		Exercise Price	Gross Proceeds

CCP-1	January 31, 2008	700,000		$0.40	$280,000

	May 16, 2008	1,300,000		$0.40	$520,000

CCP-2	April 30, 2009	2,000,000		$0.05	$100,000

CCP-3	March 12, 2009	2,000,000		$0.07	$140,000

CCP-4	September 30, 2008	1,750,000		$0.20	$350,000

	May 29, 2009	625,000	*	$0.20	$0.00

CCP-5	June 1, 2009	2,000,000		$0.40	$800,000

	July 28, 2009	750,000		$0.18	$135,000

	August 4, 2009	250,000		$0.18	$45,000

		11,375,000			$2,370,000
*This portion of warrant No CCP-4 was exercised on a “cashless basis“ resulting in a reduction of 625,000 warrant shares under this warrant
The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of shares to as provided above pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchaser is an “accredited investor” and/or qualified institutional buyers, the purchaser has access to information about the Company and its purchase, the purchaser will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended October 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward –looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements contained herein include the results CardioGenics, Inc. and its subsidiaries and CardioGenics  Holdings, Inc. and its subsidiaries (“CardioGenics Holdings, Inc.”) (the latter from July 31, 2009, date of acquisition) which are collectively referred to as the “Company.”

CardioGenics Holdings, Inc. was until February 11, 2010 a provider of Internet-based equities research and financial information that offered its subscribers a variety of stock market research, news and analysis, including "JAG Notes", CardioGenics Holdings, Inc.'s flagship early morning consolidated research product.

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

With the acquisition of CardioGenics, the Company’s business is now refocused on developing technologies and products for the point-of-care In Vitro Diagnostics market.

On February 11, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company sold its interest in the internet-based equities research and financial information business to Rothcove.

On April 23, 2010, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares.  The total authorized shares of common stock was at the same time reduced to 65,000,000.  The Board of Directors selected a ratio of one-for-ten and the reverse stock split was effective on June 20, 2010.  Trading of the Company’s common stock on the Over-The-Counter Capital Market on a split adjusted basis began at the open of trading on June 21, 2010.  The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards and warrants that were outstanding immediately prior to the effective date of the reverse stock split.  All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Results of Operations for the Years Ended October 31, 2010 and October 31, 2009

The following table sets forth the Company’s results of operations for the years ended October 31, 2010 and October 31, 2009 and for the year ended October 31, 2009 includes the results of operations of CardioGenics Holdings, Inc. from July 31, 2009 (date of acquisition) to October 31, 2009:

	Year Ended October 31,
	2010	2009

Operating Expenses:
Amortization of property and equipment	$20,932	$26,157
Amortization of patent application costs	3,023	4,181
Write-off of patent application costs	105,345	23,803
General and administrative	1,160,509	1,597,010
Write-off of goodwill	—	12,780,214
Research and product development, net of investment tax credits	692,036	1,572,337
Total operating expenses and operating loss	1,981,845	16,003,702

Other Expenses (Income):
Interest expense and bank charges (Net)	30,166	571,840
Loss on change in value of derivative liability	—	12,421,023
Loss (gain) on foreign exchange transactions	104,182	(184,389)
Total other expenses (income)	134,348	12,808,474

Loss from Continuing Operations	(2,116,193)	(28,812,176)

Discontinued Operations
Gain on sale of subsidiary	90,051	—
Loss from discontinued operations	(12,355)	(115,407)
Net Loss	$(2,038,497)	$(28,927,583)

Revenues

Cardiogenics is a development stage company and as such has no revenues from operations.

Operating expenses

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The change in general and administrative expenses is attributable primarily to an increase in professional and consulting fees and a reduction to zero in shares rewarded to officers in the current period.

Write-off of goodwill

On July 31, 2009, JAG Media Holdings, Inc. completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among JAG Media Holdings, Inc., CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly owned subsidiary (“ExchangeCo”). The purchase price, arrived at based on the average price of JAG Media Holdings, Inc.’s common shares, was allocated primarily to goodwill of $12,780,214. Subsequent to completing the purchase management has analyzed the operations of the acquired company and determined that considerable resources would have to be allocated to those operations to make them significantly viable. Since the Company intends to concentrate its activities on developing technologies and products for the point-of-care In Vitro Diagnostics market. In November 2009, management decided to sell its interest in the JAG Notes business. Offers were received in the range of $40,000 to $60,000. Based on these offers, management determined that the value of the goodwill associated therewith was impaired. A $12.8 million goodwill impairment charge was recorded in the fourth quarter of 2009.

Research and product development costs, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The change in research and development expenses is attributable primarily to an increase in compensation to an officer in 2010, an increase in staff engaged in R&D in 2010, the absence of research tax credits in 2010 (2009-$160,000) and a reduction in shares awarded to officers and employees in the current period.

Other expenses (income)

Interest expense and bank charges, net

The decrease in interest expense of approximately $542,000 arises from the fact that the debentures and director’s loan which existed and carried interest in 2009 were for the most part paid off before the beginning of fiscal 2010.

Loss from discontinued operations and gain on sale of subsidiary

On February 11, 2010,  the Company sold its JAG Media division, realizing a gain of approximately $90,000.  The Company has treated the operating results of that division in these financial statements as loss from discontinued operations.

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

Loss (gain) on foreign exchange transactions

The Company conducts the majority of its transactions in Canadian dollars. The foreign exchange loss (gain) (2010-$104,182, 2009-($184,389)) results from currency movements on transactions settled during the year.

Liquidity and Capital Resources

For the year ended October 31, 2010 the Company incurred a net loss of approximately $2,038,000 (2009-$28,900,000) and a cash flow deficiency from operating activities of approximately $2,163,000 (2009-$735,000). The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our financial statements.

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

Seasonality

The Company does not believe that its business is materially affected by seasonal trends or inflation. On an ongoing basis, the Company will attempt to minimize any effect of inflation on its operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates, and other revenues when and if they are realized, reflect increases in costs due to inflation.

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

(g)	Non-controlling Interest in Consolidated Financial Statements
The Company follows the authoritative guidance for accounting and reporting for minority interests which characterizes non-controlling interests as a component of equity within the consolidated balance sheets.

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

In December 2007, “Business Combinations” pronouncement was issued, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This Pronouncement is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The pronouncement did not have a material effect on its consolidated financial statements.

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

2010

None.

2009

On July 31, 2009, JAG Media Holdings, Inc. completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The auditors of CardioGenics were BDO Dunwoody LLP. The auditors of JAG Media Holdings, Inc. were J.H. Cohn LLP.

Given the long history of J.H. Cohn LLP as auditors of JAG Media Holdings, Inc., the Company elected to appoint J.H. Cohn LLP as auditors of the successor company, herein referred to as the Company.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework, in connection with the preparation of this Annual Report on Form 10-K, as of October 31, 2010.

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

Our management concluded that as at October 31, 2010 our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Controls Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending October 31, 2010. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board of Directors and Executive Officers

Name	Age	Position
Yahia Gawad	52	Director & Chief Executive Officer

Alexander D.G. Reid	72	Director

J Neil Tabatznik	60	Director/Acting Chairman

Linda J. Sterling	49	Director & Secretary

James Essex	62	Chief Financial Officer

Yahia Gawad, MB, Ch.B., MD, MSc. (age 52, Director and Chief Executive Officer of CardioGenics since 1997). Dr. Gawad is a Physician/Scientist with primary training in Cardiology, Biochemistry and Immunology.  He received his medical education and post-graduate training at the University of Alexandria and the University of Toronto. Dr. Gawad's academic and commercial experience and expertise include many years of designing and managing cardiovascular disease research and product development.

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

Neil Tabatznik (age 60, Director of CardioGenics since 2005, Acting Chairman of CardioGenics since 2009). Mr. Tabatznik is the Chairman, CEO of Arrow Pharmaceuticals Inc. Arrow Pharmaceuticals is part of a global generic drug company established in 2000, and has seen rapid growth from $0 to $700 million in 8 years. The Arrow Group has sales operations in 5 continents and employs more than 1000 people worldwide. Prior to Arrow Pharmaceuticals, Mr. Tabatznik was the Chairman, CEO of Genpharm Inc. (1993-2000), which was acquired by MerckKGaA in 1994 and is now a part of Mylan Inc. the world's third largest generic and specialty pharmaceutical company. He was a Barrister-at-Law in London and was called to the Bar of England and Wales in 1978. He has extensive expertise in pharmaceutical manufacturing and negotiations of agreements with multinational companies.

Alexander D.G. Reid (age 72, Director of CardioGenics since 1998). Mr. Reid has been in the financial community with experience in public and private companies for over 30 years. He has held numerous positions and board memberships in various financial and non-financial corporations. For many years, Mr. Reid was the author of the market business column in the Financial Post. Through his writing, various business models have been analysed and critiqued.  He has been involved with the Company as a shareholder since 1999;

Linda J. Sterling (age 49, Corporate Secretary of CardioGenics since 2003, Director of CardioGenics since 2009). Ms. Sterling has been in the legal community in the capacity as a Law Clerk with both Stikeman Elliott LLP and Davies Ward Phillips & Vineberg LLP since 1999. She developed expertise with both public and private company legal compliance and has been responsible for CardioGenics' compliance and maintenance of corporate governance since 2001. She is currently in the process of being licensed as a Legal Executive (F.Inst.L.C.O.), with the Institute of Law Clerks of Ontario, of which she is a member. She has held the position of CEO and director of Sterling Studios since 1989.

James A. Essex, CA, MBA (age 62, Chief Financial Officer of CardioGenics since 2001) Mr. Essex has been with CardioGenics since 1999. He founded J. Hunter & Associates Inc. in 1990, a private financial consulting firm. Previously, he was a co-owner, President and COO of Calais Investigations, Inc., a private company (from 1993 to 1998), a Vice President of Confederation Trust (1989) and a Vice President of Chemical Bank of Canada (now JP Morgan Chase Bank of Canada) from 1977 through 1987.

Family Relationships

There are no family relationships among the directors and executive officers.

Involvement in Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings, (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv)  been found to have violated any federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

Board Committees

Our Board of Directors does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our entire Board of Directors, to the extent required.   Our Board of Directors anticipates forming one or more of such committees during our 2011 fiscal year.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2010, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

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

Summary Compensation Table

The following table provides information concerning compensation of CardioGenics’ named executives for CardioGenics’ last two completed fiscal years ending October 31, 2009 and 2010.

Name & Principal Position	Year	Salary $		Bonus $	Stock Awards $		Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Dr. Yahia Gawad,	2010	143,968	(1)								143,968
Chief Executive Officer	2009	85,426	(1)		927,235	(2)	—	—	—	—	1,012,661

James A. Essex,	2010	35,881	(1)								35,881
Chief Financial Officer	2009	—			162,936	(2)	—	—	—	—	162,936

Linda J. Sterling,	2010	45,590									45,590
Secretary	2009	—			294,008	(2)	—	—	—	—	294,008

(1)
Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended October 31, 2010 and October 31, 2009.

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

With respect to our former directors and executives, Messrs. Thomas J. Mazzarisi and Stephen J. Schoepfer, they each received to the date of change in control an annual base salary of $150,000 pursuant to their amended and restated employment agreements.

Pursuant to these employment agreements, Messrs. Mazzarisi and Schoepfer were also entitled to the same medical and other benefits, including health and life insurance coverage, as are provided to our other employees.  The agreements also provided that in the event the employment of Messrs. Mazzarisi and Schoepfer are terminated without cause or such executive resigns for good reasons as defined in the employment agreements, they shall be entitled to receive (i) continued medical and life insurance coverage for a period equal to the greater of one year or the number of years and fractions thereof between the date of such termination and the end of the term (the “Severance Period”), (ii) a lump sum cash payment equal to the executive’s highest rate of annual salary in effect during the term multiplied by the Severance Period, (iii) a lump sum cash payment equal to the number of accrued and unused vacation days calculated at the executive’s then current salary rate and (iv) accelerated vesting of all of the executive’s outstanding stock options.  Such cash payments are required to be made within ten days of termination of employment, and shall not be subject to offset amounts earned by the executive in respect of any subsequent employment, nor is the executive required to seek any such subsequent employment.

The employment agreements further provided that, immediately prior to a “change in control” (as defined in our 1999 Long-Term Incentive Plan), Messrs. Mazzarisi and Schoepfer were to be granted an option to acquire 100,000 shares of our common stock (subject to equitable adjustments for stock splits, etc.) at an exercise price equal to the fair market value of the average closing bid price for shares of our common stock for the 30 days prior to such change in control, which option shall be fully vested and immediately exercisable in full and expire on a date which is the earlier of ten years from such change in control and three years after termination of employment.  Generally, under our 1999 Long-Term Incentive Plan a “change in control” shall be deemed to have occurred (i) if there is an acquisition of 30% or more of our then outstanding shares of common stock, (ii) Messrs. Mazzarisi and Schoepfer cease for any reason to constitute at least a majority of the members of our Board of Directors, or (iii) a merger, shall have occurred.  However, a change in control shall not be deemed to have occurred if consummation of such a transaction would result in at least 70% of the total voting power represented by our voting securities outstanding immediately after such transaction being beneficially owned by at least 75% of the holders of our outstanding voting securities immediately prior to the transaction, with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction.

As the CardioGenics Acquisition resulted in a “change in control” as described above, Messrs. Mazzarisi and Schoepfer were each granted upon their resignation at the closing an option to acquire 100,000 shares of our common stock at an exercise price of $3.40 per share, in accordance with the terms of their respective employment agreements.

Outstanding Equity Awards at October 31, 2010 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date

Thomas J. Mazzarisi	50,000	0	0.20	August 31, 2011
	100,000	0	3.40	August 1, 2019

Stephen J. Schoepfer	25,000	0	0.20	August 31, 2011
	100,000	0	3.40	August 1, 2019

Director Compensation

Non-Employee Directors' Compensation

In fiscal 2010 our policy for compensation of non-employee directors was as follows:

1.	Non-employee directors do not receive an annual cash base retainer.

2.
At the discretion of the full Board of Directors, nonemployee directors may receive shares of the Company’s common stock. The number and terms of such shares is within the discretion of the full Board of Directors.

3.	Directors who are officers or employees of CardioGenics do not receive separate consideration for their service on the Board of Directors.

Fiscal Year 2010 Director Compensation Table

Name	Stock Award As Director $	Stock Award (Other) $	Total(1) $

J. Neil Tabatznik	0		0

Alexander D.G. Reid	0		0
(1)	As of October 31, 2010, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Tabatznik (561,648) and Mr. Reid (52,393).

Indemnification of Officers and Directors
Our amended and restated Articles of Incorporation provide that we shall indemnify our officers, directors, employees and agents to the full extent permitted by Nevada law.  Our Bylaws include provisions to indemnify our officers and directors [and other persons] against expenses (including judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities.  We do not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully or not in our best interest.  In the case of an action brought by or in the right of us, we shall indemnify them only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement of these actions and we shall not indemnify them in connection with any matter as to which they have been found to be liable to us, unless the deciding court determines that, notwithstanding such liability, that person is fairly entitled to indemnity in light of all the relevant circumstances.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of January 10, 2011 (except as otherwise indicated) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each director and nominee to be a director, (iii) each named executive officer and (iv) all directors and executive officers as a group.  Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.  Unless otherwise indicated the address of each person listed in this table is c/o CardioGenics Holdings Inc, 6295 Northam Drive, Unit 8, Mississauga, Ontario, Canada L4V 1W8.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class**
Yahia Gawad	18,144,652		33.85%

Alexander D.G. Reid	523,196		*

J. Neil Tabatznik	2,482,534	(1)	4.63%

Linda J. Sterling	1,501,617		2.80%

James Essex	398,183		*

Thomas J. Mazzarisi	174,350	(2)	*

Stephen J. Schoepfer	153,050	(3)	*

All executive officers and directors as a group (6 persons)	23,377,582		43.61%

*	Less than one percent (1%)
**	Based on 53,609,161 shares of common stock issued and outstanding
(1)	Included 157,178 shares of common stock issuable upon exercise of a warrant
(2)	Includes 150,000 shares of common stock issuable upon the exercise of stock options
(3)	Includes 125,000 shares of common stock issuable upon the exercise of stock options
Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of October 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

Equity Compensation Plans not approved by security holders	275,000	—	325,000	(1)

TOTAL	275,000	—	325,000

(1)
The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 600,000 shares of Common Stock.  Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As a smaller reporting company, we are required to follow the scaled disclosure requirements with respect to this Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. The disclosures related to review of related person transactions are not applicable to smaller reporting companies.

Certain Relationships and Related Transactions

During the year ended October 31, 2009, the Company utilized advances from a director totaling approximately $885,000 bearing interest at 10% per annum. On July 31, 2009, the advances from director plus interest of $108,613 were converted to common shares at a price of $.37 per share for the advances and $.50 for the interest.

Director Independence

The Board of Directors currently consists of four members, two of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The two independent members of the Board of Directors are Neil Tabatznik and Alexander D. G. Reid. However, since our stock trades on the OTC Bulletin Board, we are not required to have independent directors.

For a director to be considered independent, the Board must determine that the director has no relationship, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

The following table sets forth the aggregate fees paid by CardioGenics for the fiscal years ended October 31, 2010 and 2009 to our independent auditors:
	Fiscal Year Ended October 2010		Fiscal Year Ended October 2009
Audit Fees	$60,000	(1)	$60,000	(1)
Audit Related Fees	$46,728	(2)	$36,616	(2)
Tax Fees	$0		$0
All Other Fees	$0		$0
Total	$106,728		$96,616
(1) Represents estimated audit fees for the fiscal year ended October 31, 2010.
(2) Represents charges of J.H. Cohn LLP, CardioGenics’ auditor in fiscal year ended October 31, 2010 for review of interim financial statements.
(3) J.H. Cohn LLP did not provide and did not bill for any tax services.

All Other Fees

There were no other fees billed by J.H. Cohn LLP in the years ended October 31, 2010 or October 31, 2009.

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

The services provided for 2010 were 56% audit services and 44% audit related fees.  The services provided above for 2009 were 63% audit services and 37% audit related fees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.5	Warrant No. CCP-1 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.6	Warrant No. CCP-2 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.7	Warrant No. CCP-3 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.8	Warrant No. CCP-4 for 3,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.9	Warrant No. CCP-5 for 3,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.10	Letter Agreement, amending Warrant No. CCP-4. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

Exhibit No.	Description
4.11	Investor Registration Rights Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

10.1
Non-Binding Letter of Intent, dated October 1, 2008, by and among the Registrant, BlueCreek, e2 Business and YA Global.  Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

10.2	1999 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit [ ] to the Registrant’s Form S-8 filed with the SEC on May 1, 2002.

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

10.25	Support Agreement dated July 6, 2009 between Registrant and CardioGenics ExchangeCo Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.26	Agreement dated September 10, 2009 between Registrant and The Investor’s Relations Group, Inc. by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009.

10.27	Agreement dated September 28, 2009 between Registrant and Gilford Securities Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 2, 2009.

10.28	Retainer Agreement dated January 20, 2010 between Registrant and Wolf, Axelrod & Weinberger Associates LLC

Exhibit No.	Description
10.29	Letter of Agreement dated January 18, 2010 between Registrant and The Investor Relations Group, Inc.

10.30	Employment agreement dated July 31, 2009 between Registrant and Dr. Yahia Gawad.

10.31	LLC Membership Interest Purchase Agreement dated February 10, 2010 between Registrant and Rothcove Partners LLC.

14.1	Code of Ethics. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

21.1	Subsidiaries of Registrant.*

23.1	Consent of J.H. Cohn LLP*

23.2	Consent of BDO Dunwoody LLP*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

*Filed herewith

CardioGenics Holdings Inc. (A Development Stage Company) Table of Contents October 31, 2010 and 2009

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity (Deficit)	F-5-F-12

Consolidated Statements of Cash Flows	F-13

Notes to Consolidated Financial Statements	F-14-F-33

CardioGenics Holdings Inc. (A Development Stage Company) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CardioGenics Holdings, Inc.

We have audited the accompanying consolidated balance sheet of CardioGenics Holdings Inc. (a development stage company) and Subsidiaries as of October 31, 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended October 31, 2010 and for the period from November 20, 1997 (date of inception) to October 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The financial statements of CardioGenics, Inc. for the period from November 20, 1997 to October 31, 2008 were audited by other auditors whose report dated July 29, 2009 expressed an unqualified opinion on those statements with explanatory paragraphs relating to the Company’s ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings, Inc. and Subsidiaries as of October 31, 2010, and their results of operations and cash flows for each of the two years in the period ended October 31, 2010, and for the period from November 20, 1997 (date of inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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
January 31, 2011

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

(Signed) “BDO Canada LLP”

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario
July 29, 2009

CardioGenics Holdings Inc. (A Development Stage Company) Consolidated Balance Sheets

	October 31,	October 31,
	2010	2009

Assets

Current
Cash and Cash Equivalents	$1,844,752	$2,388,516
Share Subscriptions Receivable	115,000	—
Deposits and Prepaid Expenses	89,774	11,996
Refundable Taxes Receivable	21,959	14,878
Government Grants and Investment Tax Credits Receivable	156,482	175,554
	2,227,967	2,590,944

Property and Equipment, net	87,465	54,338
Patents, net	170,703	241,980
	258,168	296,318
	$2,486,135	$2,887,262
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable and Accrued Expenses	$523,155	$651,037
Due to Director	15,149	147,102
Liabilities of Discontinued Operations	—	100,000
Debentures Payable	—	25,000
Current Portion of Capital Lease Obligation	20,992	—
	559,296	923,139

Long Term Liabilities
Capital Lease Obligation, net of current portion	20,881	—
	20,881	—

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as series 2; 381,749 shares issued and outstanding	4	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	—	—
	4	4

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 65,000,000 shares authorized, 28,620,257 and 21,767,100 common shares and 24,388,904 and 27,665,540 exchangeable shares issued and outstanding as at October 31, 2010 and 2009, respectively	514	495

Additional paid-in capital	37,441,728	35,543,722

Deficit accumulated during development stage	(35,006,558)	(32,982,286)

Accumulated other comprehensive loss	(237,508)	(319,815)

Total CardioGenics Holdings Inc. Stockholders’ Equity	2,198,176	2,242,116
Non-Controlling Interest	(292,222)	(277,997)
Total Equity	1,905,954	1,964,119
Total liabilities and stockholders' equity	$2,486,135	$2,887,262

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended October 31, 2010 and 2009 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

			Cumulative
			From
			November 20,
			1997
			(Date of
	For the Years Ended		Inception) to
	October 31,		October 31,
	2010	2009	2010

Operating Expenses
Depreciation and amortization of Property and Equipment	$20,932	$26,157	$181,040
Amortization of Patent Application Costs	3,023	4,181	7,204
Write-off of Patent Application Costs	105,345	23,803	159,076
General and Administrative	1,160,509	1,597,010	4,189,730
Write-off of Goodwill	—	12,780,214	12,780,214
Research and Product Development, Net of Investment Tax Credits	692,036	1,572,337	3,287,751
Total operating expenses and operating loss	1,981,845	16,003,702	20,605,015

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	30,166	571,840	2,116,501
Loss on Change in Value of Derivative Liability	—	12,421,023	12,421,023
Loss (Gain) on Foreign Exchange Transactions	104,182	(184,389)	118,528
Total other expenses (income)	134,348	12,808,474	14,656,052

Loss from Continuing Operations	(2,116,193)	(28,812,176)	(35,261,067)

Discontinued Operations
Gain on Sale of Subsidiary	90,051	—	90,051
Loss from Discontinued Operations	(12,355)	(115,407)	(127,762)
Net Loss	(2,038,497)	(28,927,583)	(35,298,778)
Net Loss Attributed to Non-Controlling Interest	(14,225)	(211,670)	(292,220)
Net Loss Attributed to CardioGenics Holdings Inc.	$(2,024,272)	$(28,715,913)	(35,006,558)

Basic and Fully Diluted Net Loss per Common Share	(0.04)	(0.95)

Weighted-average number of Common Shares	49,624,916	30,385,058

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Issuance of common shares for cash November 1998	1,592,732	$16	$(15)				$1
Issuance of common shares for cash December 1998, $.00	796,366	8	35,028				35,036
Issuance of common shares for cash March 1998, $.00	551,611	6	24,442				24,448
Issuance of common shares for cash April 1998, $.00	12,986,611	130	5,573				5,703
Issuance of common shares for cash May 1998, $.01	210,249	2	17,297				17,299
Issuance of common shares for cash August 1998, $.00	2,787,281	28	200				228
Issuance of common shares for cash September 1998, $.01	84,100	1	6,570				6,571
Issuance of common shares for cash October 1998, $.01	31,949	—	2,500				2,500
Comprehensive Income (Loss)
Net Loss				$(81,208)			(81,208)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					$(2,096)		(2,096)
Total Comprehensive Income (Loss)				(81,208)	(2,096)		(83,304)
Balance at October 31, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482
Issuance of common shares for cash November 1998, $.01	32,066	—	2,500				2,500
Issuance of common shares for cash February 1999, $.01	159,273	2	14,287				14,289
Commission paid on issuance of common stock for cash February 1999			(935)				(935)
Issuance of common shares for cash March 1999, $.01	278,728	3	24,707				24,710
Commission paid on issuance of common stock for cash March 1999			(1,647)				(1,647)
Issuance of common shares for cash to minority shareholders April 1999, $.01	—	—	10,707				10,707
Commission paid on issuance of common stock for cash April 1999			(627)				(627)
Issuance of common shares for cash April 1999, $.01	39,818	—	3,814				3,814
Commission paid on issuance of common stock for cash April 1999			(314)				(314)
Issuance of common shares for cash July 1999, $.01	119,455	1	10,073				10,074
Issuance of common shares for cash August 1999, $.01	119,455	1	10,045				10,046
Net loss attributable to noncontrolling interest						(604)	(604)
Comprehensive Income (Loss)
Net Loss				(100,141)			(100,141)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(3,489)		(3,489)
Total Comprehensive Income (Loss)				(100,141)	(3,489)		(103,630)
Balance at October 31, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)
Issuance of common shares for cash November 1999, $.03	318,546	3	99,997				100,000
Issuance of common shares for minority shareholders as employee compensation December 1999, $.03	—	—	3,396				3,396
Issuance of common shares for cash March 2000, $.03	167,237	2	43,124				43,126
Issuance of common shares for minority shareholders for cash March, 2000, $.03	—	—	25,330				25,330
Issuance of common shares for cash April 2000, $.03	23,891	—	6,128				6,128
Loan Payable plus interest exchanged for shares July 2000, $.03	356,772	4	111,996				112,000
Issuance of common shares for minority shareholders as employee compensation October 2000, $.03	—	—	6,611				6,611
Issuance of stock options in exchange for services rendered October 2000	—		11,570				11,570
Net loss attributable to noncontrolling interest						(1,840)	(1,840)
Comprehensive Income (Loss)
Net Loss				(152,525)			(152,525)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					921		921
Total Comprehensive Income (Loss)				(152,525)	921		(151,604)
Balance at October 31, 2000	20,656,140	$207	$472,357	$(333,874)	$(4,664)	$(2,444)	$131,582

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2000	20,656,140	$207	$472,357	$(333,874)	$(4,664)	$(2,444)	$131,582
Issuance of common shares as
employee compensation
October 2001, $.03	2,410	—	925				925
Issuance of common share for minority
shareholders as employee compensation
October 2001, $.03	—	—	6,169				6,169
Issuance of stock options in
exchange for services rendered
October 2001	—	—	22,269				22,269
Net loss attributable to noncontrolling interest						(1,500)	(1,500)
Comprehensive Income (Loss)
Net Loss				(114,761)			(114,761)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(10,528)		(10,528)
Total Comprehensive Income (Loss)				(114,761)	(10,528)		(125,289)
Balance at October 31, 2001	20,658,550	$207	$501,720	$(448,635)	$(15,192)	$(3,944)	$34,156

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2001	20,658,550	$207	$501,720	$(448,635)	$(15,192)	$(3,944)	$34,156
Issuance of common shares for cash June 2002, $.03	1,051,211	11	319,011				319,022
Issuance of common shares to minority shareholders for cash July 2002, $.03	—	—	3,235				3,235
Issuance of common shares for cash September 2002, $.03	20,957	—	6,345				6,345
Issuance of common shares for minority shareholders as employee compensation October 2002, $.03	—	—	9,505				9,505
Issuance of stock options in exchange for services rendered October 2002	—	—	70,518				70,518
Net loss attributable to noncontrolling interest						(2,243)	(2,243)
Comprehensive Income (Loss)
Net Loss				(156,214)			(156,214)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(11,506)		(11,506)
Total Comprehensive Income (Loss)				(156,214)	(11,506)		(167,720)
Balance at October 31, 2002	21,730,718	$218	$910,334	$(604,849)	$(26,698)	$(6,187)	$272,818

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2002	21,730,718	$218	$910,334	$(604,849)	$(26,698)	$(6,187)	$272,818
Issuance of common shares for cash May 2003, $.03	28,292	—	9,871				9,871
Issuance of common shares for minority shareholders for cash May 2003 $.03	—	—	10,967				10,967
Issuance of warrants in conjunction with convertible debentures September 2003			358,406				358,406
Issuance of common shares as employee compensation October 2003, $.04	56,584	1	20,421				20,422
Issuance of common shares for minority shareholders as employee compensation October 2003, $.04	—	—	7,564				7,564
Issuance of stock options in exchange for services rendered October 2003	—	—	23,580				23,580
Net loss attributable to noncontrolling interest						(3,825)	(3,825)
Comprehensive Income (Loss)
Net Loss				(228,993)			(228,993)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					42,957		42,957
Total Comprehensive Income (Loss)				(228,993)	42,957		(186,036)
Balance at October 31, 2003	$21,815,594	$219	$1,341,143	$(833,842)	$16,259	$(10,012)	$513,767

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2003	21,815,594	$219	$1,341,143	$(833,842)	$16,259	$(10,012)	$513,767
Issuance of warrants in conjunction with convertible debentures September 2004			152,628				152,628
Issuance of common shares as employee compensation October 2004, $.04	123,646	1	47,316				47,317
Issuance of common shares as directors' compensation October 2004, $.04	157,177	2	60,147				60,149
Issuance of stock options in exchange for services rendered October 2004	—	—	27,669				27,669
Issuance of options to directors and committee chairmen for services rendered in October 2004			54,582				54,582
Net loss attributable to noncontrolling interest						(9,774)	(9,774)
Comprehensive Income (Loss)
Net Loss				(592,706)			(592,706)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(6,136)		(6,136)
Total Comprehensive Income (Loss)				(592,706)	(6,136)		(598,842)
Balance at October 31, 2004	22,096,417	$222	$1,683,485	$(1,426,548)	$10,123	$(19,786)	$247,496

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2004	22,096,417	$222	$1,683,485	$(1,426,548)	$10,123	$(19,786)	$247,496
Issuance of common shares as employee compensation November 2004, $.04	9,431	—	3,760				3,760
Issuance of common shares as employee compensation December 2004, $.04	9,431	—	3,692				3,692
Issuance of common shares as employee compensation January 2005, $.04	9,431	—	3,674				3,674
Issuance of common shares as employee compensation February 2005, $.04	9,431	—	3,629				3,629
Issuance of common shares as employee compensation March 2005, $.04	9,431	—	3,701				3,701
Issuance of common shares as employee compensation April 2005, $.04	9,431	—	3,641				3,641
Issuance of common shares as employee compensation May 2005, $.04	9,431	—	3,584				3,584
Issuance of common shares as employee compensation June 2005, $.04	9,431	—	3,628				3,628
Issuance of common shares as employee compensation July 2005, $.04	9,431	—	3,680				3,680
Issuance of common shares as employee compensation August 2005, $.04	9,431	—	3,737				3,737
Issuance of common shares as employee compensation September 2005, $.04	9,431	—	3,821				3,821
Issuance of common shares as employee compensation October 2005, $.04	9,431	—	3,822				3,822
Issuance of stock options in exchange for services rendered October 2005	—	—	33,973				33,973
Net loss attributtable to noncontrolling interest						(11,195)	(11,195)
Comprehensive Income (Loss)
Net Loss				(682,408)			(682,408)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(13,288)		(13,288)
Total Comprehensive Income (Loss)				(682,408)	(13,288)		(695,696)
Balance at October 31, 2005	22,209,589	$222	$1,761,827	$(2,108,956)	$(3,165)	$(30,981)	$(381,053)

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2005	22,209,589	$222	$1,761,827	$(2,108,956)	$(3,165)	$(30,981)	$(381,053)
Issuance of common shares as employee compensation November 2005, $.04	10,478	—	4,232				4,232
Issuance of common shares in exchange for services rendered December 2005, $.04	10,478	—	4,305				4,305
Issuance of common shares in exchange for services rendered January 2006, $.04	10,478	—	4,321				4,321
Issuance of stock options in exchange for services rendered October 2006	—	—	2,658				2,658
Net loss attributable to noncontrolling interest						(8,561)	(8,561)
Comprehensive Income (Loss)
Net Loss				(522,532)			(522,532)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(25,688)		(25,688)
Total Comprehensive Income (Loss)				(522,532)	(25,688)		(548,220)
Balance at October 31, 2006	22,241,023	$222	$1,777,343	$(2,631,488)	$(28,853)	$(39,542)	$(922,318)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2006	22,241,023	$222	$1,777,343	$(2,631,488)	$(28,853)	$(39,542)	$(922,318)
Incremental increase in fair value of warrants in conjunction with re-structuring of debentures, April 2007			44,096				44,096
Net loss attributable to noncontrolling interest						(4,972)	(4,972)
Comprehensive Income (Loss)
Net Loss				(303,477)			(303,477)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(184,432)		(184,432)
Total Comprehensive Income (Loss)				(303,477)	(184,432)		(487,909)
Balance at October 31, 2007	22,241,023	$222	$1,821,439	$(2,934,965)	$(213,285)	$(44,514)	$(1,371,103)

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2007	22,241,023	$222	$1,821,439	$(2,934,965)	$(213,285)	$(44,514)	$(1,371,103)
Issuance of warrants in conjunction with re-structuring of debentures October 2008			231,580				231,580
Net loss attributable to noncontrolling interest						(21,813)	(21,813)
Comprehensive Income (Loss)
Net Loss				(1,331,408)			(1,331,408)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					422,766		422,766
Total Comprehensive Income (Loss)				(1,331,408)	422,766		(908,642)
Balance at October 31, 2008	22,241,023	$222	$2,053,019	$(4,266,373)	$209,481	$(66,327)	$(2,069,978)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2008	22,241,023	$222	$2,053,019	$(4,266,373)	$209,481	$(66,327)	$(2,069,978)
Issuance of common shares as payment of debenture interest, January 2009, $0.05 per share	495,094	5	236,238				236,243
Issuance of common shares on exercise of options, April 2009	570,980	6	22				28
Issuance of common shares as employee compensation for the years 2001 to 2008, May 2009, $0.04 per share	3,153,878	32	1,298,753				1,298,785
Issuance of common shares to directors, pursuant to debenture financing of January 2009, May 2009, $0.04 per share	928,394	9	382,521				382,530
Issuance of common shares in exchange for services rendered, June 2009, $0.04 per share	5,023	—	2,062				2,062
Issuance of common shares for cash June 2009, $0.04 per share	24,090	—	8,602				8,602
Issuance of common shares in exchange for services rendered, July 2009, $0.04 per share	47,153	—	20,250				20,250
Issuance of common shares as payment of director compensation, for the years 2004 through 2009, July 2009, $0.04 per share	241,005	2	103,498				103,500
Issuance of common shares as employee compensation pursuant to reverse merger transaction, July 2009, $0.04 per share	1,173,592	12	503,988				504,000
Issuance of common shares to retire debentures, July 2009, $0.03 per share	3,346,028	34	997,538				997,572
Issuance of common shares as payment of debenture interest, January 2009, July 2009, $0.05 per share	855,712	9	418,659				418,668
Issuance of common shares to retire director's loan, July 2009 $0.04 per share	2,377,813	24	884,976				885,000
Issuance of common shares as payment of interest on director's loan, July 2009, $0.04 per share	218,556	2	108,633				108,635
Issuance of common shares for cash, July 2009, $0.04 per share	6,540,017	66	2,714,934				2,715,000
Issuance of common shares as compensation for consulting contract, July 2009, $0.38 per share	100,000	1	379,999				380,000
Issuance of common shares on exercise of warrants by YA Global for cash August 2009	25,000	—	45,000				45,000
Beneficial conversion charge on 3rd debenture	—		335,000				335,000
Beneficial conversion charge on director's loan	—		117,109				117,109
Reclassification of warrants to derivative liability			(786,710)				(786,710)
Assumption of options in reverse merger			644,806				644,806
Reclassification of derivative liability on increase of authorized shares			13,501,360				13,501,360
Effect of Reverse Merger	7,089,282	71	11,573,465	—	—		11,573,536
Net loss attributable to noncontrolling interest						(211,670)	(211,670)
Comprehensive Income (Loss)
Net Loss				(28,715,913)			(28,715,913)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(529,296)		(529,296)
Total Comprehensive Loss				(28,715,913)	(529,296)		(29,245,209)
Balance October 31, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119
Issuance of common shares in exchange
for services rendered January 2010, $1.40	35,000	—	49,000				49,000
Common shares issued on exercise of
warrants, February 2010	75,000	1	35,249				35,250
Common shares issued for cash, February 2010	77,000	1	76,999				77,000
Common shares issued in exchange for
services rendered, May 2010	78,371	1	88,199				88,200
Common shares issued in exchange for
services rendered, June 2010	50,000	—	18,000				18,000
Common shares issued for cash, October 2010	3,261,150	15	1,515,558				1,515,575
Common shares issued for subscription receivable, October 2010	230,000	1	114,999				115,000
Net loss attributable to noncontrolling interest						(14,225)	(14,225)
Comprehensive Income (Loss)
Net Loss				(2,024,272)			(2,024,272)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					82,307		82,307
Total Comprehensive Income (Loss)				(2,024,272)	82,307		(1,941,965)
Balance at October 31, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended October 31, 2010 and 2009 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2010

			Cumulative from
			November 20, 1997
	Years Ended		(Date of Inception)
	October 31		To October 31,
	2010	2009	2010

Cash flows from operations activities
Net Loss for the Period	$(2,038,497)	$(28,927,583)	$(35,298,778)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and amortization of Property and Equipment	20,932	26,157	181,040
Amortization of Patent Application Costs	3,023	4,181	7,204
Write-off of Patent Application Costs	105,345	23,803	159,076
Write-off of Goodwill	—	12,780,214	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss on Change in Value of Derivative Liability	—	12,421,023	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	—	356,608	922,539
Unrealized Foreign Currency Exchange Gains	—	(184,389)	25,092
Beneficial Conversion Charge included in
Interest Expense	—	452,109	452,109
Common Stock Issued as Employee or Officer/Director Compensation	—	2,288,815	2,508,282
Common Stock Issued for Services Rendered	155,200	402,312	557,512
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and
Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition Share Subscriptions Receivable	(115,000)	—	(115,000)
Deposits and Prepaid Expenses	(77,778)	(2,898)	(88,985)
Refundable Taxes Receivable	(7,081)	(4,923)	(21,095)
Government Grants and Investment Tax Credits Receivable	19,072	55,522	(136,420)
Accounts Payable and Accrued Expenses	(227,880)	(425,731)	(244,747)
Advances	—	—	131
Net cash used in operating activities	(2,162,664)	(734,780)	(4,857,268)

Cash flows from investing activities
Cash Acquired from Acquisition	—	195,885	195,885
Purchase of Property and Equipment	(11,058)	(8,950)	(204,424)
Patent Application Costs	(37,091)	(15,164)	(296,806)
Net cash provided by (used in) investing activities	(48,149)	171,771	(305,345)

Cash flows from financing activities
(Repayment) of Capital Lease Obligation	(2,044)	—	(2,044)
Due to Director	(131,953)	—	740,479
Issue of Debentures	—	371,333	1,378,305
Issue of Common Shares on Exercise of Stock options	—	31	31
Issue of Common Shares on Exercise of Warrants	35,250	—	35,250
Issue of Common Shares for Cash	1,707,575	2,768,602	5,276,422
Redemption of 10% Senior Convertible Debentures	(25,000)	(369,972)	(394,972)
Net cash provided by financing activities	1,583,828	2,769,994	7,033,471

Effect of foreign exchange on cash and cash equivalents	83,221	(72,341)	(26,096)
Cash and Cash Equivalents
Increase (Decrease) in cash and cash equivalents during the period	(543,764)	2,134,644	1,844,762
Beginning of Period	2,388,516	253,872	—
End of Period	$1,844,752	$2,388,516	$1,844,762

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

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

On February 11, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company sold its interest in JAG Media to Rothcove (see Note 19).

References herein to CardioGenics common shares has been retrospectively adjusted to reflect the exchange ratio of 20.957 established in the Share Purchase Agreement.

On October 27, 2009 the name of the Company was changed from Jag Media Holdings, Inc. to CardioGenics Holdings, Inc.

On April 23, 2010, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares.  The total authorized shares of common stock was at the same time reduced to 65,000,000.  The Board of Directors selected a ratio of one-for-ten and the reverse stock split was effective on June 20, 2010.  Trading of the Company’s common stock on the Over-The-Counter Capital Market on a split adjusted basis began at the open of trading on June 21, 2010.  The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards and warrants that were outstanding immediately prior to the effective date of the reverse stock split.  All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has a deficit accumulated during the development stage to October 31, 2010 of approximately $35.0 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b)	Development Stage Company
The accompanying financial statements have been prepared in accordance with the provisions of the guidance for development stage enterprises.

(c)	Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(d)	Share Subscription Receivable
Subscriptions for common shares received are recorded as receivable on the subscription date with the offsetting credit to capital on the same date.

(e)	Government Grants and Investment Tax Credits Receivable
The Company’s accounts include claims for investment tax credits relating to scientific research activities of the Company prior to the acquisition described at Note 4. The qualification and recording of this activity for investment tax credit purposes is established by Canadian Income Tax authorities when the income tax returns for the period are assessed. The credit has been recognized in the statement of operations in the year in which the expenses were incurred.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

Subsequent to the acquisition described at Note 4, the Company no longer qualifies to receive refunds of Investment Tax Credits (“ITCs”) resulting from scientific research.  Currently ITCs resulting from scientific research are carried forward to a time when the company becomes tax paying at which time said ITCs are applicable against taxes payable.

(f)	Property and Equipment
Property under capital leases and the related obligation for future lease payments are initially recorded at an amount equal to the lesser of fair value of the property or equipment and the present value of those lease payments.  Property and equipment is depreciated using methods and rates as follows:

Furniture and Fixtures	20% declining balance
Lab Equipment	20% declining balance
Computer Equipment – Hardware	30% declining balance
Computer Equipment – Software	50% declining balance
Leasehold Improvements	Straight-line over the lesser of the life of the asset or the life of the lease

(g)	Patents
Capitalized patent costs represent legal and application costs incurred to establish patents. Capitalized patent costs are amortized on a straight line method over the related patent term. As patents are abandoned, the net book value of the patent is written off.

(h)	Impairment or Disposal of Long-Lived Assets
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

(i)	Convertible Debentures
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

(j)	Research and Development Costs
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

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

(k)	Income Taxes
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

On November 1, 2007, the Company adopted the guidance issued for accounting for uncertainty in income taxes which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the guidance and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. Upon adoption, there were no adjustments required.

(l)	Stock-Based Compensation
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

(m)	Net Loss Per Common Share
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

(n)	Comprehensive Loss
Other comprehensive loss, which includes only foreign currency translation adjustments, is shown in the Statements of Changes in Stockholders’ Equity (Deficit).

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

(o)	Concentration of Credit Risk
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

(p)	Use of Estimates
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

(q)	Foreign Currency Translation
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

(r)	Financial Instruments
The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.  Long-term debt and convertible debentures approximate their fair value based upon the borrowing rates available for the nature of the underlying debt.

(s)	Revenue Recognition
Fees for subscriptions are generally billed in advance on a monthly, quarterly, semi-annual or annual basis.  Revenues from subscriptions are recognized ratably over the subscription period.  Subscription fees collected that relate to periods subsequent to the date of the consolidated balance sheets are included in deferred revenues.

(t)	Effects of Recent Accounting Pronouncements
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

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

In December 2007, “Business Combinations” pronouncement was issued, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This Pronouncement is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This pronouncement did not have a material effect on its consolidated financial statements.

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
October 31, 2010 and 2009

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

The following pro forma consolidated financial information presents the combined results of operations of JAG Media Holdings, Inc. and CardioGenics, Inc. as if the acquisition had occurred as of November 1, 2009 and 2008, after giving effect to certain adjustments, including the issuance of JAG Media Holdings, Inc. common stock as part of the purchase price. For the purpose of this pro forma presentation, both JAG Media Holdings, Inc.’s and CardioGenics, Inc.’s financial information is presented for the years ended October 31, 2010 and 2009, respectively. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had JAG Media Holdings, Inc. and CardioGenics, Inc. been a single entity during such periods (see 1).

	Years ended October 31,
	2010	2009
Revenues	$14,852	$130,826
Net Loss	$(2,038,497)	$(29,859,758)
Weighted-average shares of Common stock outstanding: Basic and diluted	49,624,916	35,427,442
Basic and diluted net loss per common share	$(0.04)	$(0.84)

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

5.	Property and Equipment

The costs and accumulated depreciation and amortization of property and equipment are summarized as follows:

	October 31
	2010	2009

Furniture and Fixtures	$12,120	$7,983
Lab Equipment	149,262	99,340
Computer Hardware	19,490	19,490
Computer Software	8,433	8,433
Leasehold Improvements	91,269	91,269
Total Property and Equipment	280,574	226,515
Less Accumulated Depreciation and Amortization	193,109	172,177
Property and Equipment, Net	$87,465	$54,338

Depreciation and amortization expense amounted to $20,932 and $26,157 for the years ended October 31, 2010 and 2009, respectively.

6.	Patents

The costs and accumulated amortization of patents are summarized as follows:
	October 31
	2010	2009

Patents	$177,907	$246,161
Less: Accumulated Amortization	(7,204)	(4,181)
Patents, Net	$170,703	$241,980

Weighted-Average Life	17 Years	17 Years

Amortization expense amounted to $3,023 and $4,181 for the years ended October 31, 2010 and 2009, respectively.  Amortization expense is expected to be approximately $3,000 per year for the years ended October 31, 2011 through 2015.  During the years ended October 31, 2010 and 2009, the Company wrote off approximately $105,345 and $23,803 of net book value of patents, respectively, for abandoned patents.

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
October 31, 2010 and 2009

A $12.8 million goodwill impairment charge was recorded in the fourth quarter of 2009.  This impairment charge was determined by management soliciting offers for sale of the JAG Notes division and receiving therefor offers in the range of $40,000 to $60,000.  In November 2009, the company made a decision to sell the Jag Notes.

On February 10, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLC pursuant to which the Company sold its 100% membership interest in its Pixaya LLC subsidiary to Rothcove.  In consideration for its acquisition of the Pixaya LLc membership interest, Rothcove assumed $100,000 in accounts payable of Pixaya LLC and its subsidiary Pixaya (UK) Limited.  The transaction closed on February 11, 2010.

A summary of the change in the Company’s goodwill for the years ended October 31, 2010 and 2009 is as follows:

	October 31,
	2010	2009
Goodwill related to purchase (see Note 4)	$0	$12,780,214
Goodwill impairment charge- JAG Notes	0	(12,780,214)
Goodwill	$0	$0

8.	Due to Director

The amount due to a director is due on demand and carries interest at 10% per annum.  On July 31, 2009, $885,000 due to a director was converted to 2,377,813 common shares of JAG Media. A beneficial conversion charge of $117,109 was credited against additional paid-in capital. Accrued interest on the director’s loan of $108,635 was converted to 218,556 common shares of JAG Media. at the same time.

On January 28, 2009, the Company issued to a director and an officer of the Company a new series of Debentures in the amount of $371,333.  The Debentures were for a term of two years and carried interest at 10% per annum.  At July 31, 2009, the holders of the Debentures exchanged the Debentures, plus accrued interest, for 1,701,708 common shares of JAG Media common stock. A beneficial conversion charge of $335,000 was credited against additional paid-in capital.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of October 31, 2010 were $8,169,337 (2009 - $6,429,964) which will expire from 2014 through 2029.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

All fiscal years except 2010 and 2009 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2010, 2009, 2008, 2007, and July 2009.

As of October 31, 2010 and 2009, the Company had net operating loss carryforwards from US sources of approximately $40,076,000 and $40,154,000, respectively available to reduce future Federal taxable income which will expire from 2019 through 2029.

For the years ended October 31, 2010 and 2009, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

As of October 31, 2010 and 2009, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	October 31
	2010	2009

Property and Equipment	$(21,512)	$(15,232)
Net operating loss carryforwards	17,269,873	16,712,575
Unrealized foreign exchange	(15,304)	15,951
Investment tax credits	(100,000)	(50,903)
Total Deferred Tax Assets	17,133,057	16,662,391
Valuation Allowance	(17,133,057)	(16,662,391)
Net Deferred Income Taxes	$—	$—

A reconciliation of the Canadian combined statutory rate to the Company’s effective tax rate for the years ended October 31, 2010 and 2009 is as follows:

	October 31
	2010	2009

Statutory rate	30%	34%
Decrease in income tax rate resulting from:
Changes in tax rate	—	—
Permanent differences	(12.5)%	(33.3)%
Change in valuation allowance	(17.5)%	(0.7)%
Effective tax rate	0.0%	0.0%

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

10.	Accounts Payable and Accrued Expenses

	October 31
	2010	2009

Accounts Payable	$109,913	$199,868
Research and Development	26,288	31,864
Executive Compensation	—	110,916
Investor Relations	87,500	—
Patent Application Costs	20,245	40,194
Legal Fees	246,915	231,062
Accounting Fees	32,294	137,133
Total	$523,155	$751,037

11.	Stock-Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for each of the years ended October 31, 2010 and 2009 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:
		Weighted
		Average
		Exercise
	Options	Price

Outstanding – October 31, 2008	990,120	$0.02
Granted	—	—
Forfeited/expired	(419,140)	$0.60
Exercised	(570,980)	—
Assumed upon JAG Media acquisition	275,000	$2.50
Granted	30,000	$0.90
Outstanding – October 31, 2009	305,000	$2.34
Granted	—	—
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2010	305,000	$2.34
Exercisable	305,000	$2.34

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at October 31, 2010 and 2009.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company granted to a consultant 30,000 stock options during the year ended October 31, 2009 and no stock options during the year ended October 31, 2010.  The following is the average of the data used to calculate the fair value:

Risk Free Interest Rate	1.1 – 3.4%
Expected Life (Years)	1.83 – 9.75%
Expected Volatility	50.11 – 62.14%
Expected Dividends	$—

The following table summarizes information on stock options outstanding at October 31, 2010:

	Options Outstanding and Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	October 31, 2010	Price	(Years)	Value
$0.20	75,000	$0.20	.83
$0.90	30,000	0.90	8.75
$3.40	200,000	3.40	8.75
	305,000		6.80	$14,000

	For the Year Ended October 31,
	2010	2009

Weighted Average Fair Value of Options Granted	$—	$0.35
Cash Received for Exercise of Stock Options	$—	$28

The intrinsic value is calculated as the difference between the market value as of October 31, 2010 and the exercise price of the shares.  The market value as of October 31, 2010 was $0.76 as reported by the NASDAQ Stock Market.

12.	Capital Lease Obligations

The Company finances certain equipment acquisitions through a capital lease agreement that expires in 2012.  Future minimum rental payments under capital leases and related information in years subsequent to October 31, 2010 are presented in the table below:

	October 31
	2010	2009

Total amount payable in equal monthly installments of $2,003	$46,029	$—
Less: Amount representing interest	4,156	—
Present value of minimum lease payments	41,873	—
Less: Current portion	20,992	—
	$20,881	$—

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

Payments under the capital lease are due as follows:

For the years ended October 31

2011	$24,036
2012	24,036
2013	—
2014	—
2015	—
$48,072

The net book value of equipment under capital lease at October 31, 2010 is $41,720 and is included in property and equipment.

13.	Stockholders’ Equity (Deficit)

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

The Company assumed options outstanding at JAG Media entitling the employees to purchase 75,000 common shares of the Company’s stock at a price of $0.20 per share to August 31, 2011. The Company issued options to employees entitling the employees to purchase 200,000 common shares of the Company’s stock at a price of $3.40 per share to July 31, 2019, based upon change of control provisions in their employment agreements.  All these options were immediately vested.  The fair value of the 275,000 options is included in the purchase price.

On August 1, 2009, the Company issued options to a consultant entitling the consultant to purchase 30,000 common shares of the Company’s stock at a price of $0.90 per share to July 31, 2019.  These options were immediately vested.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

	October 31,
	2010	2009

Warrants

Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,121,808

Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,043,659	1,043,659

Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417

Issued to former employee entitling the holder to purchase 1 common share in the company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220

Issued to Consultants July 31, 2009, entitling the holder to purchase 1 common share of the company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085

Total Warrants outstanding	3,826,974	3,901,974

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

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

Effective March 19, 2010 the Company and YA Ltd. terminated these agreements by mutual consent.

15.	Authorized Share Capital

On September 30, 2009, the Company’s articles of incorporation were amended to increase the total number of common shares authorized for issuance from 500,000,000 shares to 650,000,000 shares of common stock, par value $0.00001 per share.  On April 23, 2010, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares.  The total authorized shares was at the same time reduced to 65,000,000.  The Board of Directors selected a ratio of one-for-ten and the reverse split was effective June 20, 2010.  As a result, the total number of shares of all classes of capital stock authorized for issuance by the Company increased from 700,440,000 shares to 70,044,000 shares with a par value of $.00001 per share, of which 5,000,000 shares are authorized for issuance as preferred stock, 65,000,000 shares are authorized for issuance as common stock, 40,000 shares are authorized for issuance as Series 2 Class B common stock and 4,000 shares are authorized for issuance as Series 3 Class B common stock.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

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

Since the value of the Series 2 and Series 3 Class B common stock is contingent upon the outcome of a pending or successor litigation, the Company recorded the shares of Series 2 and Series 3 Class B common stock that were originally issuable during the year ended July 31, 2003 at their total par value of $4.20.  Since the Company will be required to distribute substantially all the proceeds of the pending litigation to holders of Series 2 and Series 3 Class B common stock, the Company had classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders’ equity (deficit) in the accompanying October 31, 2010 consolidated balance sheets pursuant to the rules and regulations of the Securities and Exchange Commission and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

16.	Issuance of Common Stock

During the year ended October 31, 2010 the Company issued the following common shares:
	Year Ended October 31, 2010
	# of shares	Amount
Issued to an employee-shareholder for services rendered	21,090	$23,200
Issued to non-employee shareholders for services rendered	47,281	$55,000
Issuance to third parties for services rendered	95,000	$77,000
Issued on exercise of warrants	75,000	$35,250
Issued to unrelated third party for cash	3,108,150	$1,592,575
Issued to unrelated third party for subscription receivable	230,000	$115,000

The fair value of shares issued to employee-shareholders and non-employee shareholders for services rendered were measured at the fair value of the services rendered on the date rendered.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

17.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):
	Years Ended October 31,
	2010	2009

Weighted-average shares - basic	49,624,916	30,385,058
Effect of dilutive securities	—	—
Weighted-average shares - diluted	49,624,916	30,385,058

Basic earnings per share “EPS” and diluted EPS for the years ended October 31, 2010 and 2009 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 4,131,974 and 4,206,974 incremental shares respectively have been excluded from the years ended October 31, 2010 and 2009, respectively, computation of diluted EPS as they are antidilutive given the net losses generated.

18.	Commitments and Contingent Liabilities

Leases
The Company has entered into an operating lease agreement for the use of operating space.

Aggregate minimum annual lease commitments of the Company under the non-cancelable operating lease as of October 31, 2010 are as follows:

Year	Amount

2011	$36,408
Thereafter	—
Total Minimum Lease Payments	$36,408

Lease expense amounted to $70,633 and $60,883 for the years ended October 31, 2010 and 2009, respectively.

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

b)
On January 14, 2010, Flow Capital Advisors Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004.  Jag Media Holdings has moved to dismiss the case because Flow Capital is not registered to transact business in the State of Florida and is therefore barred from maintaining the suit under applicable law.  The motion is pending although Flow Capital has since registered, and if the motion is denied, JAG Media Holdings expects to file an answer asserting various defenses and vigorously oppose the suit.

On January 15, 2010, Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown).  The lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a Non-Circumvention Agreement.  Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock.  CardioGenics has moved to dismiss the lawsuit for lack of jurisdiction in Florida.  That motion remains pending, although the parties are presently engaged in discovery.

c)
On October 26, 2010, Karver International Inc. filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida against CardioGenics Holdings Inc. and several other defendants including affiliates, officers and directors of CardioGenics Holdings, Inc.  The Plaintiff generally alleges that the named defendants made certain alleged misrepresentations in connection with the purchase of shares of CardioGenics Holdings Inc.  On December 20, 2010, CardioGenics Holdings Inc. and other defendants filed a motion to dismiss on the basis that the court lacks personal jurisdiction over most defendants, that an enforceable forum selection clause requires that the action be litigated in Ontario, Canada that the doctrine of forum non conveniens requires dismissal in favor of the Ontario forum, and that the complaint suffers from numerous other technical deficiencies warranting dismissal (e.g., failure to attach documents to the Complaint, failure to plead fraud with particularity, etc.).  The motion is currently pending.  Should the motion be denied, CardioGenics Holdings, Inc. will continue to pursue vigorous defenses to this action.

18.	Supplemental Disclosure of Cash Flow Information

	Years Ended
	October 31
	2010	2009

Cash paid during the year for:
Interest	$35,441	$4,464
Income taxes	$—	$—
Non-cash financing activity – fixed assets acquired through capital lease	$43,001	$—

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

19.	Assets and Liabilities from Discontinued Operations

On February 10, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company would sell its 100% membership interest in its Pixaya LLC subsidiary to Rothcove.  In consideration for the acquisition of the Pixaya LLC membership interest, Rothcove assumed $100,000 in accounts payable to Pixaya LLC and its subsidiary Pixaya (UK) Limited (collectively “JAG Media”).  The transaction closed on February 11, 2010.

As a result of the sale of JAG Media, certain reclassifications of assets, liabilities, revenues, costs and expenses have been made to the prior period consolidated financial statements to reflect the operations of JAG Media as discontinued operations.  Specifically, the Company has reclassified the results of operations of JAG Media for all periods presented to “Loss from Discontinued Operations” within the consolidated statements of operations.  In addition, the remaining liabilities of the business divested in February 2010 have been reclassified to “Liabilities of Discontinued Operations”.  Revenues from discontinued operations were $14,852 and $21,539 for the years ended October 31, 2010 and 2009, respectively.  Loss from discontinued operations was ($12,355) for the year ended October 31, 2010.

At October 31, 2010 and 2009, Liabilities from Discontinued Operations comprise the following:

	October 31,
	2010	2009

Liabilities
Accounts Payable	$—	$100,000
Total Liabilities from Discontinued Operations	$—	$100,000

20.	Subsequent Events

On December 2, 2010, the Company issued 100,000 common shares per an investors’ relations consulting agreement.

On December 2, 2010, the Company issued 600,000 common shares for cash consideration of $300,000.

21.	Segment Reporting

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010 and 2009

The results of operations and other data for the two operating segments for the years ended October 31, 2010 and 2009 are as follows:

	In Vitro Diagnostics	Jag Notes	Consolidated
2010
General and administrative	$1,160,509	$—	$1,160,509
Research and development	692,036	—	692,036
Depreciation expense and amortization of intangibles	129,300	—	129,300
Loss from continuing operations	(1,981,845)	—	(1,981,845)
Discontinued Operations:
Loss from discontinued operations	—	(12,355)	(12,355)
Loss from operations	$(1,981,845)	$(12,355)	$(1,969,490)
Interest expense	$30,166	$—	$30,166
Capital expenditures — property and equipment	11,058	—	11,058
Capital expenditures — patent application costs	37,091	—	37,091
Total assets	2,486,135	—	2,486,135

	In Vitro Diagnostics	Jag Notes	Consolidated
2009
General and administrative	$1,597,010	$—	$1,597,010
Research and Development	1,572,337	—	1,572,337
Goodwill impairment charges	—	12,780,214	12,780,214
Depreciation expense and amortization of intangibles	54,141	—	54,141
Loss from continuing operations	(3,223,488)	(12,780,214)	(16,003,702)
Discontinued Operations:
Loss from discontinued operations	—	(115,407)	(115,407)
Loss from operations	$(3,223,488)	$(12,895,621)	$(16,119,109)
Interest expense	$571,840	$—	$571,840
Capital expenditures — property and equipment	8,950	—	8,950
Capital expenditures — patent application costs	15,164	—	15,164
Total assets	2,839,865	47,397	2,887,262

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

	By:	/s/ Yahia Gawad
Yahia Gawad
Chief Executive Officer

Dated: January 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Yahia Gawad	Chief Executive Officer	January 31, 2011
Yahia Gawad

/s/ James Essex	Chief Financial Officer	January 31, 2011
James Essex

EXHIBIT INDEX
21.1	Subsidiaries of Registrant

23.1	Consent of J.H. Cohn LLP

23.2	Consent of BDO Dunwoody LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer