Form 10-Q
period 2011-01-31
CardioGenics Holdings Inc.
filed 2011-03-17
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 2011.

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

Yes ☐       No ☐

As of March 10, 2011 the Registrant had the following number of shares of its capital stock outstanding: 29,586,649 shares of Common Stock, 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,904 shares of the Registrant’s Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended January 31, 2011

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2011	2010
	(Unaudited)	(Note 2)
Assets

Current
Cash and Cash Equivalents	$1,872,329	$1,844,752
Share Subscriptions Receivable	—	115,000
Deposits and Prepaid Expenses	95,912	89,774
Refundable Taxes Receivable	28,062	21,959
Government Grants and Investment Tax Credits Receivable	—	156,482
	1,996,303	2,227,967

Property and Equipment, net	82,808	87,465
Patents, net	169,661	170,703
	252,469	258,168
	$2,248,772	$2,486,135

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$402,461	$523,155
Due to Director	10,765	15,149
Current Portion of Capital Lease Obligation	20,992	20,992
	434,218	559,296

Long Term Liabilities
Capital Lease Obligation, net of current portion	15,392	20,881
	15,392	20,881

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as series 2; 381,749 shares issued and outstanding	4	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	—	—
	4	4

Commitments and contingencies
Stockholders' Equity
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share;
65,000,000 shares authorized,
29,320,257 and 28,620,257 common shares and
24,388,904 and 24,388,904 exchangeable shares issued and
outstanding as at January 31, 2011 and October 31, 2010 respectively	521	514

Additional paid-in capital	37,839,468	37,441,728

Deficit accumulated during development stage	(35,509,714)	(35,006,558)

Accumulated other comprehensive loss	(235,481)	(237,508)

Total CardioGenics Holdings Inc. stockholders' equity	2,094,794	2,198,176
Non-controlling interest	(295,636)	(292,222)
Total equity	1,799,158	1,905,954
Total liabilities and stockholders' equity	$2,248,772	$2,486,135

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the Three Months Ended January 31, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to January 31, 2011

			Cumulative
			From
			November 20,
			1997
			(Date of
	For the three months Ended		Inception) to
	January 31,		January 31,
	2011	2010	2011

Operating Expenses
Amortization of Property and Equipment	$4,658	$7,091	$185,698
Amortization of Patent Application Costs	1,042	996	8,246
Write-off of Patent Application Costs	—	—	159,076
General and Administrative	296,812	291,454	4,486,542
Write-off of Goodwill	—	—	12,780,214
Research and Product Development, Net
of Investment Tax Credits	158,924	132,810	3,446,675
Total operating expenses and operating loss	461,436	432,351	21,066,451

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	4,604	(2,650)	2,121,105
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Loss on Foreign Exchange Transactions	40,530	19,165	159,058
Total other expenses (income)	45,134	16,515	14,701,186

Loss from Continuing Operations	(506,570)	(448,866)	(35,767,637)

Discontinued Operations-Gain on Sale of Subsidiary	—	—	90,051
Loss from Discontinued Operations	—	(37,355)	(127,762)
Net Loss	(506,570)	(486,221)	(35,805,348)
Net Loss attributed to non-controlling interest	(3,414)	(3,524)	(295,634)
Net Loss attributed to CardioGenics Holdings Inc.	$(503,156)	$(482,697)	$(35,509,714)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.00)	$(0.00)

Weighted-average shares of Common Stock outstanding	53,389,598	49,437,588

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
For the three months ended January 31, 2011

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Equity
Balance November 1, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954
Issuance of common shares in exchange for services rendered December 2010, $1.00	100,000	1	99,999				100,000
Issuance of common shares for cash December 2010, $.50	600,000	6	297,741				297,747
Net loss attributable to noncontrolling interest						(3,414)	(3,414)
Comprehensive Income (Loss):
Net Loss				(503,156)			(503,156)
Other Comprehensive Income
Currency Translation Adjustment					2,027		2,027
Total Comprehensive (Loss)							(501,129)
Balance at January 31, 2010	53,709,161	$521	$37,839,468	$(35,509,714)	$(235,481)	$(295,636)	$1,799,158

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)
For The Three Months Ended January 31, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to January 31, 2011

			Cumulative from
			November 20, 1997
	Three Months Ended		(Date of Inception)
	January 31		To January 31,
	2011	2010	2011
Cash flows from operating activities
Net Loss for the Period	$(506,570)	$(486,221)	$(35,805,348)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Amortization of Property and Equipment	4,658	7,091	185,698
Amortization of Patent Application Costs	1,042	996	8,246
Write-off of Patent Application Costs	—	—	159,076
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Interest Accrued and Foreign Exchange Loss
on Debt	—	—	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,092
Beneficial Conversion Charge included in
Interest Expense	—	—	452,109
Common Stock Issued as Employee or
Officer/Director Compensation	—	—	2,508,282
Common Stock Issued for Services Rendered	100,000	49,000	657,512
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and
Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities,
Net of Acquisition
Share Subscriptions Receivable	115,000	—	0
Deposits and Prepaid Expenses	(6,138)	—	(95,123)
Refundable Taxes Receivable	(6,103)	8,702	(27,198)
Investment Tax Credits Receivable	156,482	—	20,062
Accounts Payable and Accrued Expenses	(120,694)	(175,211)	(365,441)
Advances	—	—	131
Net cash used in operating activities	(262,323)	(595,643)	(5,119,595)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	—	—	(204,424)
Patent Application Costs	—	(9,243)	(296,806)
Net cash used in investing activities	—	(9,243)	(305,345)

Cash flows from financing activities
(Repayment) of Capital Lease Obligations	(5,489)	—	(7,533)
Due to Director	(4,384)	45,782	736,095
Issue of Debentures	—	—	1,378,305
Issue of Common Shares on Exercise of Stock options	—	—	31
Issue of Common Shares on Exercise of Warrants	—	—	35,250
Issue of Common Shares for Cash	297,747	—	5,574,169
Redemption of 10% Senior Convertible Debentures	—	(25,000)	(394,972)
Net cash provided by financing activities	287,874	20,782	7,321,345

Effect of foreign exchange on cash and cash equivalents	2,026	54,833	(24,076)
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents
during the period	27,577	(529,271)	1,872,329
Beginning of Period	1,844,752	2,388,516	—
End of Period	$1,872,329	$1,859,245	$1,872,329

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

On July 31, 2009, CardioGenics acquired the business of JAG Media Holdings, Inc. (“JAG Media”). The business acquired is that of gathering and compiling financial and investment information from various financial institutions and other Wall Street professionals. Revenues of the acquired business of JAG Media are generated by releasing such financial information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. Further, software focused on streaming video solutions was acquired through the acquisition of JAG Media by CardioGenics. Historically, further development of this software has been limited as a result of JAG Media’s lack of financial resources.  On February 11, 2010, the Company sold its interest in JAG Media.

References herein to CardioGenics common shares have been retrospectively adjusted to reflect the exchange ratio of 20.957 established in the Share Purchase Agreement.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries as of January 31, 2011, their results of operations for the three months ended January 31, 2011 and 2010, and the period from November 20, 1997 (date of inception) to January 31, 2011, changes in stockholders’ equity for the three months ended January 31, 2011 and cash flows for the three months ended January 31, 2011 and 2010, and the period from November 20, 1997 (date of inception) to January 31, 2011.  CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”.  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2010 and 2009 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on January 31, 2011 and from which the October 31, 2010 consolidated balance sheet was derived.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The results of the Company’s operations for the three months ended January 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2011.

The accompanying condensed consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has an accumulated deficit at January 31, 2011 of approximately $35.5 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  By their nature, these estimates are subject to uncertainty and the effect on the condensed consolidated financial statements of changes in such estimates in future periods could be material.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(d)	Financial Instruments
The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

4.	Due to Director

The amount due to a director is due on demand and carries no interest.  During the quarter ended January 31, 2011, $4,384 was repaid.

5.	Income Taxes

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of January 31, 2011, approximated $8,630,000 (2010 - $6,790,000) which will expire from 2014 through 2031.

All fiscal years except 2009 and 2010 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2010, 2009, 2008 and 2007 and July 2009.

As of January 31, 2011, the Company had net operating loss carryforwards from US sources of approximately $40,154,000 available to reduce future Federal taxable income which will expire from 2019 through 2030.

For the three months ended January 31, 2011 and 2010, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

6.	Stock Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for the three months ended January 31, 2011 and 2010 amounted to $-0-.

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:
Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2009	305,000	$2.34
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – October 31, 2010	305,000	$2.34
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – January 31, 2011	305,000	$2.34

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at January 31, 2011.

7.	Stockholders’ Equity

Comprehensive Loss
Comprehensive loss, which includes net loss from the change in the foreign currency translation account, for the three months ended January 31, 2011 and 2010 respectively is as follows:

	For the Three Months Ended January 31,
	2011	2010
Net (Loss)	$(503,156)	$(482,697)
Currency translation adjustment	2,027	50,343
Comprehensive (Loss)	$(501,129)	$(432,354)

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	January 31, 2011	October 31, 2010

Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,046,808

Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,043,659	1,043,659

Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417

Issued to former employee entitling the holder to purchase 1 common share in the company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220

Issued to Consultants July 31, 2009, entitling the holder to purchase 1 common share of the company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085

Total Warrants outstanding	3,826,974	3,826,974

8.	Issuance of Common Stock

During the three months ended January 31, 2011, the Company issued the following common shares:

	Three Months Ended January 31, 2011
	# of shares	Amount

Issuance to third parties for services rendered	100,000	$100,000
Issuance to a director for cash	600,000	$297,747

9.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):
	Three Months Ended January 31,
	2011	2010

Weighted-average shares - basic	53,389,598	49,437,588
Effect of dilutive securities	—	—
Weighted-average shares - diluted	53,389,598	49,437,588

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic earnings per share “EPS” and diluted EPS for the three months ended January 31, 2011 and 2010 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 4,131,974 and 4,206,974 incremental shares respectively have been excluded from the three months ended January 31, 2011 and 2010 computation of diluted EPS as they are antidilutive given the net losses generated.

10.	Commitments and Contingent Liabilities

Lawsuits
a)
On April 22, 2009, the Company was served with a statement of claim from a former employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in the Company, with an aggregate claim of $514,000.  The Company considers all the claims to be without merit, has already delivered a statement of defense and intends to vigorously defend the action.  If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action.

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

On January 15, 2010, Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court of the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown).  The lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a Non-Circumvention Agreement.  Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock.  CardioGenics has moved to dismiss the lawsuit for lack of jurisdiction in Florida.  That motion remains pending, although the parties are presently engaged in discovery.

c)
On October 26, 2010, Karver International Inc. filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida against CardioGenics Holdings Inc. and several other defendants including affiliates, officers and directors of CardioGenics Holdings, Inc.  The Plaintiff generally alleges that the named defendants made certain alleged misrepresentations in connection with the purchase of shares of CardioGenics Holdings Inc.  On December 20, 2010, CardioGenics Holdings Inc. and other defendants filed a motion to dismiss on the basis that the court lacks personal jurisdiction over most defendants, that an enforceable forum selection clause requires that the action be litigated in Ontario, Canada that the doctrine of forum non conveniens requires dismissal in favor of the Ontario forum, and that the complaint suffers from numerous other technical deficiencies warranting dismissal (e.g., failure to attach documents to the Complaint, failure to plead fraud with particularity, etc.).  The motion is currently pending.  Should the motion be denied, CardioGenics Holdings Inc. will continue to pursue vigorous defenses to this action. In addition, Karver’s attorney recently filed a motion to withdraw as counsel for Karver. The court has granted Karver’s attorney’s motion to withdraw and has given Karver until April 6, 2011 to engage new counsel.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	January 31
	2011	2010

Cash paid during the year for:
Interest	$2,194	$1,490
Income taxes	$—	$—

12.	Assets and Liabilities from Discontinued Operations

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

Revenues from discontinued operations were $-0- and $14,852 for the three months ended January 31, 2011 and 2010, respectively.  Loss from discontinued operations were $-0- and ($37,355) for the three months ended January 31, 2011 and 2010 respectively.

At January 31, 2011, Liabilities from Discontinued Operations comprise the following:

	2011	2010

Liabilities
Accounts Payable	$—	$100,000
Total Liabilities from Discontinued Operations	$—	$100,000

13. Subsequent Events

(a) On February 1, 2011 the Company announced that the Company and Merck Chimie SAS (“Merck”) will continue the commercialization process of the Company’s magnetic beads. Merck recently notified the Company that while it is refining its encapsulation of the Company’s beads, it will also test a batch of magnetic beads coated with the Company’s proprietary silver-coating and polymer encapsulation processes with the aim of commercializing the CardioGenics Encapsulated Beads while Merck is finalizing its own proprietary encapsulation of the CardioGenics beads.

The Company also announced that it is accelerating its commercialization efforts for its magnetic beads and as a result, the Company has signed two significant Material Transfer Agreements (“MTA”) with two major international life sciences companies. Under the first MTA with one of the top three beads production and distribution companies, the Company will furnish them with its silver-coated magnetic beads for polymer coating by the distributor. In addition, the distributor will provide the Company with their magnetized bead prototypes which the Company will then silver-coat with its proprietary silver-coating technology. Under the second MTA with one of the top IVD companies, the Company will furnish them with its silver-caoted and polymer encapsulated magnetic beads for subsequent testing and evaluation in their various test products.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(b) On February 22, 2011 the Company was notified by the Canadian Intellectual Property Office that its patent application for the “core technology” utilized in its ultra-sensitive point-of-care immuno-analyzer has been granted.

(c) On or about February 28, 2011 the Company mailed notices to the holders of its outstanding Series 2 Class B Common Stock (the “Series 2 Shares”) and Series 3 Class B Common Stock (the “Series 3 Shares”), which notified such stockholders that the Company has elected to redeem all outstanding Series 2 Shares and Series 3 Shares in accordance with their terms. The Redemption Date is April 4, 2011 and the Redemption Price is par value, $0.000001 per share.

Under the terms of the Series 2 Shares, the Redemption Price for each Series 2 Class B Share shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing (a) ninety percent of the net proceeds to the Company from any recovery in the lawsuit captioned JAG Media Holdings Inc. vs. A.G. Edwards et al., which was commenced in the U.S. District Court for the Southern District of Texas (the “Lawsuit”), divided by (b) the total number of Series 2 Class B Shares issued and outstanding on the Redemption Date, which amount shall be rounded to the nearest whole cent.

Under the terms of the Series 3 Shares, the Redemption Price for each Series 3 Class B Share shall be equal to the greater of (i) par value or (ii) .0025% of ten percent of the net proceeds to the Company from any recovery in the Lawsuit, which amount shall be rounded to the nearest whole cent.

As there was no recovery in the Lawsuit and after evaluating its options in the context of the lawsuit, the Company has decided to not currently pursue any “successor” litigation to the Lawsuit. As a result, the Series 2 Shares and the Series 3 Shares are being redeemed at par value in accordance with their terms.

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

The accounting policies and estimates used as of October 31, 2010, as outlined in our previously filed Form 10-K, have been applied consistently for the three months ended January 31, 2011.

Related Party Transactions

As of January 31, 2011, we utilized advances from a director totaling approximately $11,000 bearing interest at 0% per annum.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

CardioGenics Holdings Inc.
(A Development Stage Company)

Results of operations

Three months ended January 31, 2011 as compared to three months ended January 31, 2010.

	Three Months
	Ended January 31,
	2011	2010	$ Change

Operating expenses:
Amortization of property and equipment	$4,658	$7,091	$(2,433)
Amortization of patent application costs	1,042	996	46
General and administrative expenses	296,812	291,454	5,358
Research and product development, net of investment tax credits	158,924	132,810	26,114
Total operating expenses and operating loss	461,436	432,351	29,085

Other expenses (income)
Interest expense and bank charges, net	4,604	(2,650)	7,254
Loss on foreign exchange	40,530	19,165	21,365
Loss on discontinued operations	—	37,355	(37,355)

Net loss	$506,570	$486,221	$20,349

Revenues

During the three months ended January 31, 2011 and 2010 we did not generate any revenues from ongoing operations.  We anticipate generating revenues from operations by the third quarter of 2011.

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

Research and product development, net of investment tax credits

Research and development (”R&D”) expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to an increase in staff engaged in R&D.

CardioGenics Holdings Inc.
(A Development Stage Company)

Loss from discontinued operations

On February 11, 2010, the Company sold its JAG Media division. The Company has treated the operating results of that division in the first quarter of 2010 as loss from discontinued operations.

Liquidity and Capital Resources

We have not generated any revenues since inception and we incurred a net loss of approximately $506,000 and a cash flow deficiency from operating activities of approximately $259,000 for the three months ended January 31, 2011. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Acquisition

On July 31, 2009, we completed a reverse acquisition of privately held CardioGenics Inc. (“CardioGenics”), an Ontario, Canada Corporation. The acquisition was effected pursuant to a Share Purchase Agreement dated May 22, 2009 by and among the Company, CardioGenics Inc. and CardioGenics ExchangeCo Inc., the Company’s wholly-owned subsidiary (“ExchangeCo”). In accordance with the terms of the Share Purchase Agreement, 99% of the holders of common shares of CardioGenics Inc. (two (2) minority shareholders of CardioGenics holding in aggregate 17,387 common shares of CardioGenics Inc. did not participate) surrendered their CardioGenics Common Shares to ExchangeCo. ExchangeCo caused the Company to issue to the CardioGenics shareholders 42,218,361 shares of the Company’s common stock, par value $0.00001 per share (the “Share Consideration”). The CardioGenics shareholders had the option to receive their pro-rata allocation of the Share Consideration in the form of (a) JAG Media’s common stock (the “JAG Consideration Shares”) or (b) exchangeable shares of ExchangeCo. Inc., which shares shall be exchangeable at any time after July 31, 2009 into a number of shares of JAG Media’s common stock equal to such shareholders’ pro rata allocation of the Share Consideration (the “Exchangeable Shares”). The Exchangeable Shares have the same voting rights, dividend entitlements and other attributes as JAG Media common stock. Exchangeable Shares will automatically be exchanged for JAG Media common stock five years from July 31, 2009, and in certain other events. The Share Consideration provides the former CardioGenics shareholders with direct and/or indirect ownership of approximately 85% of JAG Media’s outstanding common stock (on a fully diluted basis) as of July 31, 2009.

On July 31, 2009, 14,552,820 common shares of JAG Media were issued to certain former shareholders of CardioGenics and 16 Exchangeable Shares, which are exchangeable into 27,665,542 common shares of JAG Media, were issued to former CardioGenics shareholders who elected to take such Exchangeable Shares. JAG Media common shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Exchangeable Shares received by the CardioGenics shareholders in exchange for their CardioGenics Common Shares (and any JAG Media common stock into which such Exchangeable Shares may be exchanged) shall not be registered for resale prior to six (6) months following July 31, 2009 and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration.

CardioGenics Holdings Inc.
(A Development Stage Company)

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of January 31, 2011 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended January 31, 2011 and 2010 or that they will have a significant effect at the time they become effective.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended January 31, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended January 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CardioGenics Holdings Inc.
(A Development Stage Company)

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

On January 15, 2010 Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court of the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown). This lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement. Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock. CardioGenics has moved to dismiss the lawsuit for lack of jurisdiction against it in Florida, and that motion is pending.

On October 26, 2010 Karver International Inc. filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida against CardioGenics Holdings Inc. and several other defendants including affiliates, officers and directors of CardioGenics Holdings, Inc.  The Plaintiff generally alleges that the named defendants made certain alleged misrepresentations in connection with the purchase of shares of CardioGenics Holdings Inc.  On December 20, 2010 CardioGenics Holdings Inc. and other defendants filed a motion to dismiss on the basis that the court lacks personal jurisdiction over most defendants, that an enforceable forum selection clause requires that the action be litigated in Ontario, Canada that the doctrine of forum non conveniens requires dismissal in favor of the Ontario forum, and that the complaint suffers from numerous other technical deficiencies warranting dismissal (e.g., failure to attach documents to the Complaint, failure to plead fraud with particularity, etc.).  The motion is currently pending.  Should the motion be denied, CardioGenics Holdings Inc. will continue to pursue vigorous defense to this action. In addition, Karver’s attorney recently filed a motion to withdraw as counsel for Karver. The court has granted Karver’s attorney’s motion to withdraw and has given Karver until April 6, 2011 to engage new counsel.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. (Removed and Reserved)

Item 5. Other Information

CardioGenics Holdings Inc.
(A Development Stage Company)

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

CardioGenics Holdings Inc.
(A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

Date: March 17, 2011	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: March 17, 2011	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

CardioGenics Holdings Inc.
(A Development Stage Company)

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer