Form 10-Q
period 2011-04-30
CardioGenics Holdings Inc.
filed 2011-06-20
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 2011.

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

Yes ☐  No ☐

As of June 17, 2011 the Registrant had the following number of shares of its capital stock outstanding: 29,746,649 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,904 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended April 30, 2011

INDEX

Page

Part I. Financial Information	3

Item 1: Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months ended April 30, 2011 and 2010 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2011	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Six Months ended April 30, 2011	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended April 30, 2011 and 2010 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2011	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2: Management’s Discussion and Analysis	15

Item 3: Quantitative and Qualitative Disclosures About Market Risk	17

Item 4: Controls and Procedures	18

Part II. Other Information	19

Item 1: Legal Proceedings	19

Item 1A: Risk Factors	19

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3: Defaults Upon Senior Securities	19

Item 4: Removed and Reserved	19

Item 5: Other Information	19

Item 6: Exhibits	20

Signatures	21

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

	April 30,	October 31,
	2011	2010
Assets	(Unaudited)	(Note 2)

Current
Cash and Cash Equivalents	$1,563,139	$1,844,752
Share Subscriptions Receivable	▬	115,000
Deposits and Prepaid Expenses	54,272	89,774
Refundable Taxes Receivable	39,129	21,959
Government Grants and Investment Tax Credits Receivable	▬	156,482
	1,656,540	2,227,967

Property and Equipment, net	77,937	87,465
Patents, net	168,571	170,703
	246,508	258,168
	$1,903,048	$2,486,135

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$432,322	$523,155
Due to Director	14,979	15,149
Current Portion of Capital Lease Obligation	22,629	20,992
Funds Held in Trust for Redemption of Class B Common Stock	4	▬
	469,934	559,296

Long Term Liabilities
Capital Lease Obligation, net of current portion	12,039	20,881
	12,039	20,881

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as series 2; 381,749 shares issued and outstanding	▬	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	▬	▬
Commitments and contingencies	▬	4

Stockholders' Equity
Preferred stock; par value $.0001 per share,
5,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share;
65,000,000 shares authorized,
29,687,262 and 28,620,257 common shares and
24,388,904 and 24,388,904 exchangeable shares issued and
outstanding at April 30, 2011 and October 31, 2010 respectively	525	514

Additional paid-in capital	38,052,250	37,441,728

Deficit accumulated during development stage	(36,225,289)	(35,006,558)

Accumulated other comprehensive loss	(105,977)	(237,508)

Total CardioGenics Holdings Inc. stockholders' equity	1,721,509	2,198,176
Non-controlling interest	(300,434)	(292,222)
Total equity	1,421,075	1,905,954
Total liabilities and stockholders' equity	$1,903,048	$2,486,135

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended April 30, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to April 30, 2011

					Cumulative
					From
					November
					20, 1997
					(Date of
	For the three months Ended		For the six months Ended		Inception) to
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

Operating Expenses
Amortization of Property and Equipment	$4,871	$7,256	$9,529	$14,347	$190,569
Amortization of Patent Application Costs	1,090	1,020	2,132	2,016	9,336
Write-off of Patent Application Costs	▬	▬	▬	▬	159,076
General and Administrative	383,837	158,168	680,649	449,622	4,870,379
Write-off of Goodwill	▬	▬	▬	▬	12,780,214
Research and Product Development, Net
of Investment Tax Credits	234,646	179,875	393,570	312,685	3,681,321
Total operating expenses and operating loss	624,444	346,319	1,085,880	778,670	21,690,895

Other Expenses
Interest Expense and Bank Charges (Net)	4,296	3,171	8,900	521	2,125,401
Loss on Change in Value of Derivative Liability	▬	▬	▬	▬	12,421,023
Loss on Foreign Exchange Transactions	91,633	83,043	132,163	102,208	250,691

Total other expenses	95,929	86,214	141,063	102,729	14,797,115

Loss from Continuing Operations	(720,373)	(432,533)	(1,226,943)	(881,399)	(36,488,010)

Discontinued Operations
Gain on Sale of Subsidiary	▬	90,051	▬	90,051	90,051
Loss from Discontinued Operations	▬	▬	▬	(37,355)	(127,762)
Net Loss	(720,373)	(342,482)	(1,226,943)	(828,703)	(36,525,721)
Net Loss attributed to non-controlling interest	(4,688)	(2,482)	(8,212)	(6,006)	(300,432)
Net Loss attributed to CardioGenics Holdings Inc.	$(715,685)	$(340,000)	$(1,218,731)	$(822,697)	$(36,225,289)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Basic and Fully Diluted Net Income per Common Share From Discontinued Operations	▬	$0.00	▬	$0.00
Weighted-average shares of Common Stock outstanding	54,036,505	49,605,530	53,746,365	49,520,167

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended April 30, 2011

			Additional	the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Stockholders
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Equity
Balance November 1, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954
Issuance of common shares in exchange for services rendered December 2010, $1.00	100,000	1	99,999				100,000
Issuance of common shares for cash December 2010, $.50	600,000	6	297,741				297,747
Issuance of common shares for cash February 2011, $.50	100,000	1	51,261				51,262
Issuance of common shares on exercise of warrants, February 2011, $.47	22,005		10,402				10,402
Refund of common shares subscribed for October 2010 in cash February 2011, $.50	(30,000)		(15,378)				(15,378)
Re-pricing of options in exchange for services rendered, February 2011			163,750				163,750
Issuance of common shares on exercise of options, February 2011, $.01	275,000	3	2,747				2,750
Net loss attributable to noncontrolling interest						(8,212)	(8,212)
Comprehensive Income (Loss):
Net Loss				(1,218,731)			(1,218,731)
Other Comprehensive Income (Loss):
Currency Translation Adjustment					131,531		131,531
Total Comprehensive Income (Loss)							(1,087,200)
Balance at April 30, 2011	54,076,166	$525	$38,052,250	$(36,225,289)	$(105,977)	$(300,434)	$1,421,075

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended April 30, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to April 30, 2011

			Cumulative from
			November 20, 1997
	Six Months Ended		(Date of Inception)
	April 30,		To April 30,
	2011	2010	2011
Cash flows from operating activities
Net Loss for the Period	$(1,226,943)	$(828,703)	$(36,525,721)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Amortization of Property and Equipment	9,529	14,347	190,569
Amortization of Patent Application Costs	2,132	2,016	9,336
Write-off of Patent Application Costs	▬	▬	159,076
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss on Change in Value of Derivative Liability	▬	▬	12,421,023
Interest Accrued and Foreign Exchange Loss
on Debt	▬	▬	922,539
Unrealized Foreign Currency Exchange Gains	▬	▬	25,092
Beneficial Conversion Charge included in
Interest Expense	▬	▬	452,109
Common Stock Shares Issued as Employee or
Officer/Director Compensation	▬	▬	2,508,282
Common Stock Issued for Services Rendered	100,000	49,000	657,512
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and
Committee Chairman	▬	▬	54,582
Stock Options Re-Priced for Services Rendered	163,750	▬	163,750
Changes in Operating Assets and Liabilities,
Net of Acquisition:
Share Subscriptions Receivable	115,000	▬	115,000
Deposits and Prepaid Expenses	35,502	(37,367)	(53,483)
Refundable Taxes Receivable	(17,170)	6,554	(38,265)
Government Grants and Investment Tax Credits Receivable	156,482	▬	20,062
Accounts Payable and Accrued Expenses	(90,830)	(360,371)	(335,577)
Advances	▬	▬	131
Net cash used in operating activities	(752,548)	(1,154,524)	(5,609,816)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	▬	195,885
Purchase of Property and Equipment	▬	▬	(204,424)
Patent Application Costs	▬	(10,265)	(296,806)
Net cash used in investing activities	▬	(10,265)	(305,345)

Cash flows from financing activities
(Repayment) of Capital Lease Obligations	(7,205)	▬	(9,249)
Advances from (repayments to) Director	(170)	(96,860)	740,309
Issue of Debentures	▬	▬	1,378,305
Issue of Common Shares on Exercise of Stock options	2,750	▬	2,781
Issue of Common Shares on the Exercise of Warrants	▬	35,250	35,250
Issue of Common Shares for Cash	359,412	77,000	5,635,834
Refund of Common Share Subscription	(15,378)	▬	(15,378)
Redemption of 10% Senior Convertible Debentures	▬	(25,000)	(394,972)
Net cash provided by (used in) financing activities	339,409	(9,610)	7,372,880

Effect of foreign exchange on cash and cash equivalents	131,526	138,251	105,420
Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents
during the period	(281,613)	(1,036,148)	1,563,139
Beginning of Period	1,844,752	2,388,516	▬
End of Period	$1,563,139	$1,352,368	$1,563,139

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

On October 27, 2009, the name of the Company was changed from JAG Media Holdings, Inc. to CardioGenics Holdings, Inc.

On April 23, 2010, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares.  The total authorized shares of common stock were at the same time reduced to 65,000,000.  The Board of Directors selected a ratio of one-for-ten and the reverse stock split was effective on June 20, 2010.  Trading of the Company’s common stock on the Over-The-Counter Capital Market on a split adjusted basis began at the open of trading on June 21, 2010.  The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards and warrants that were outstanding immediately prior to the effective date of the reverse stock split.  All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries as of April 30, 2011, their results of operations for the six months ended April 30, 2011 and 2010, and the period from November 20, 1997 (date of inception) to April 30, 2011, changes in stockholders’ equity for the six months ended April 30, 2011 and cash flows for the six months ended April 30, 2011 and 2010, and the period from November 20, 1997 (date of inception) to April 30, 2011.  CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”.  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2010 and 2009 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on January 31, 2011 and from which the October 31, 2010 consolidated balance sheet was derived.

The results of the Company’s operations for the six months ended April 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2011.

The accompanying condensed consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has an accumulated deficit at April 30, 2011 of approximately $36.0 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of April 30, 2011, approximated $8,983,000 (2010 - $7,017,000) which will expire from 2014 through 2031.

All fiscal years except 2010 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2010, 2009, 2008 and 2007 and July 2009.

As of April 30, 2011, the Company had net operating loss carryforwards from US sources of approximately $40,076,000 available to reduce future Federal taxable income which will expire from 2019 through 2030.

For the six months ended April 30, 2011 and 2010, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

6.	Stock-Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for the six months ended April 30, 2011 and 2010 amounted to $-0-.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding – October 31, 2009	305,000	$2.34
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2010	305,000	$2.34
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	275,000	$0.01
Outstanding – April 30, 2011	30,000	$0.90

Options

Stock options formerly priced at $0.20 were repriced at $0.01 and extended to August 2011	75,000
Stock options formerly priced at $3.60 were repriced at $0.01 and extended to December 2011	200,000
275,000

General and Administrative Expenses in the quarter included $163,750 due to repricing of these options.

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at April 30, 2011.

7.	Stockholders’ Equity

Comprehensive Loss

Comprehensive loss, which includes net loss from the change in the foreign currency translation account, for the three and six months ended April 30, 2011 and 2010 respectively is as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010
Net (Loss)	$(715,685)	$(340,000)	$(1,218,731)	$(822,697)
Currency translation adjustment	129,504	66,395	131,531	116,738
Comprehensive (Loss)	$(586,181)	$(273,605)	$(1,087,200)	$(705,959)

	April 30, 2011	October 31, 2010

Warrants

Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,046,808

Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,021,654	1,043,659

Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417

Issued to former employee entitling the holder to purchase 1 common share in the company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220

Issued to Consultants July 31, 2009, entitling the holder to purchase 1 common share of the company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085

Total Warrants outstanding	3,804,969	3,826,974

8.	Issuance of Common Stock

During the six months ended April 30, 2011, the Company issued the following common shares:

	Six Months Ended April 30, 2011
	# of shares	Amount

Issuance to third parties for services rendered	100,000	$100,000
Issuance to a director for cash	600,000	$297,747
Issuance to third parties for cash	70,000	$35,884
Issuance to third parties on exercise of warrants	22,005	$10,402
Issuance to third parties on exercise of options	275,000	$2,750

9.	Redemption of Class B Common Stock

On or about February 28, 2011 CardioGenics Holdings Inc. mailed notices to the holders of its outstanding Series 2 Class B Common Stock (the “Series 2 Shares”) and Series 3 Class B Common Stock (the “Series 3 Shares”), which notified such stockholders that CardioGenics has elected to redeem all outstanding Series 2 Shares and Series 3 Shares in accordance with their terms.  The Redemption Date was April 4, 2011 and the Redemption Price was par value, $0.00001 per share.

Under the terms of Series 2 Shares, the Redemption Price for each Series 2 Class B share shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing (a) ninety percent of the net proceeds to CardioGenics from any recovery in the lawsuit captioned JAG Media Holdings Inc. vs A.G. Edwards et al., which was commenced in the U.S. District Court for the Southern District of Texas (the “Lawsuit”), divided by (b) the total number of Series 2 Class B Shares issued and outstanding on the Redemption Date, which amount shall be rounded to the nearest whole cent.

Under the terms of the Series 3 Shares, the Redemption Price for each Series 3 Class B Share shall be equal to the greater of (i) par value or (ii) .0025% of then percent of the net proceeds to CardioGenics from any recovery in the Lawsuit, which amount shall be rounded to the nearest whole cent.

As there was no recovery in the Lawsuit and after evaluating its options in the context of the Lawsuit, CardioGenics has decided to not currently pursue any “successor” litigation to the Lawsuit.  As a result, the Series 2 Shares and Series 3 Shares were redeemed at par value in accordance with their terms.

CardioGenics has established a trust account with TD Bank Canada, which will hold proceeds sufficient to redeem the issued and outstanding Series 2 Shares and Series 3 Shares.  Accordingly, notwithstanding that any certificate for Series 2 Shares or Series 3 Shares called for redemption shall not have been surrendered for cancellation, all Series 2 Shares and Series 3 Shares called for redemption shall no longer be deemed outstanding, and all rights with respect to such Series 2 Shares and Series 3 Shares shall forthwith on the Redemption Date cease and terminate, except only the right of the holders thereof to receive the pro-rata amount payable of the Series 2 Shares and Series 3 Shares, without interest.

10.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010

Weighted-average shares - basic	54,036,505	49,605,530	53,746,365	49,520,167
Effect of dilutive securities	▬	▬	▬	▬
Weighted-average shares - diluted	54,036,505	49,605,530	53,746,365	49,520,167

Basic earnings per share “EPS” and diluted EPS for the three and six months ended April 30, 2011 and 2010 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 3,834,969 and 4,131,974 incremental shares respectively have been excluded from the six months ended April 30, 2011 and 2010 computation of diluted EPS as they are antidilutive given the net losses generated.

11.	Commitments and Contingent Liabilities

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

b)
On January 14, 2010, Flow Capital Advisors Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004.  Jag Media Holdings has denied the material allegations of the complaint, asserted various affirmative defenses and is vigorously defending the case which is at the discovery stage.

On January 15, 2010, Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown).  This lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a Non-Circumvention Agreement.  Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock.  Plaintiff subsequently amended its complaint to add related tort claims, and largely as a result, CardioGenics is preparing to move to withdraw its pending motion for lack of personal jurisdiction, deny the material allegations of the complaint, defend the suit to the fullest extent possible.  Plaintiff has also recently served a motion for partial summary judgment aggressing liability (but not damages).  The Company will oppose that motion vigorously and also expects that discovery, which is now ongoing, will be largely completed and the case nearing readiness for trial before the motion is heard or decided.

c)
On October 26, 2010, Karver International Inc. filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida against CardioGenics Holdings Inc. and several other defendants including affiliates, officers and directors of CardioGenics Holdings, Inc.  The Plaintiff generally alleges that the named defendants made certain alleged misrepresentations in connection with the purchase of shares of CardioGenics Holdings Inc.  On December 20, 2010, CardioGenics Holdings Inc. and other defendants filed a motion to dismiss on the basis that the court lacks personal jurisdiction over most defendants, that an enforceable forum selection clause requires that the action be litigated in Ontario, Canada, that the doctrine of forum non conveniens requires dismissal in favor of the Ontario forum, and that the complaint suffers from numerous other technical deficiencies warranting dismissal (e.g., failure to attach documents to the Complaint, failure to plead fraud with particularity, etc.).  The motion is currently pending.  Should the motion be denied, CardioGenics Holdings, Inc. will continue to pursue vigorous defenses to this action.  In addition, Karver’s attorney recently filed a motion to withdraw as counsel for Karver.  The court has granted Karver’s attorney’s motion to withdraw and Karver had until approximately April 26, 2011 to engage new counsel.  On April 20, 2011, having not engaged new counsel as of that date, Karver filed with the court a Notice of Voluntary Dismissal without Prejudice, which dismisses the lawsuit against the named defendants without prejudice to Karver’s rights to recommence the action.

12.	Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended
	April 30,
	2011		2010

Cash paid during the year for:
Interest		$5,441		$2,867
Income taxes	$	▬	$	▬

13.	Other

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

The accounting policies and estimates used as of October 31, 2010, as outlined in our previously filed Form 10-K, have been applied consistently for the six months ended April 30, 2011.

Related Party Transactions

During the six months ended April 30, 2010, we utilized advances from a director totaling on average approximately $15,000, bearing interest at 0% per annum.

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations

Six months ended April 30, 2011 as compared to six months ended April 30, 2010.

	Six Months
	Ended April 30,
	2011	2010	$ Change

Operating expenses:
Amortization of property and equipment	$9,529	$14,347	$(4,818)
Amortization of patent application costs	2,132	2,016	116
General and administrative expenses	680,649	449,622	231,027
Research and production, net of investment tax credits	393,570	312,685	80,885
Total operating expenses and operating loss	1,085,880	778,670	307,210

Other expenses (income)
Interest expense and bank charges, net	8,900	521	8,379
Loss on foreign exchange	132,163	102,208	29,955
Gain on sale of subsidiary	-	(90,051)	90,051
Loss on discontinued operations	-	37,355	(37,355)

Net loss	$1,226,943	$828,703	$398,240

Revenues

During the six months ended April 30, 2011 and 2010 we did not generate any revenues from ongoing operations.  We anticipate generating insignificant revenues from operations by the fourth quarter of 2011.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The increase in general and administrative expenses is attributable primarily to an increase in professional and consulting fees and a charge of $163,750 due to repricing of options.

Research and production, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to the increase in staff engaged in R&D.

Other expenses (income)

Loss from discontinued operations and Gain on sale of subsidiary

On February 11, 2010 the Company sold its JAG Media division, realizing a gain of approximately $90,000. The Company has treated the operating results of that division in the six month period ended April 30, 2010 as loss from discontinued operations.

Three months ended April 30, 2011 as compared to three months ended April 30, 2010.

	Three Months
	Ended April 30,
	2011	2010	$ Change

Operating expenses:
Amortization of property and equipment	$4,871	$7,256	$(2,385)
Amortization of patent application costs	1,090	1,020	70
General and administrative expenses	383,837	158,168	225,669
Research and production, net of investment tax credits	234,646	179,875	54,771
Total operating expenses and operating loss	624,444	346,319	278,125

Other expenses (income)
Interest expense and bank charges, net	4,296	3,171	1,125
Loss on foreign exchange	91,633	83,043	8,590
Gain on sale of subsidiary	-	(90,051)	90,051

Net loss	$720,373	$342,482	$377,891

Revenues

During the three months ended April 30, 2011 and 2010 we did not generate any revenues from ongoing operations.  We anticipate generating insignificant revenues from operations by the fourth quarter of 2011.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The increase in general and administrative expenses is attributable primarily to an increase in professional and consulting fees and a charge of $163,750 due to repricing of options.

Research and production, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to the increase in staff engaged in research and development.

Other expenses (income)

Loss from discontinued operations

On February 11, 2010 the Company sold its JAG Media division, realizing a gain on sale of approximately $90,000.

Liquidity and Capital Resources

We have not generated any revenues since inception and we incurred a net loss of approximately $1,227,000 and a cash flow deficiency from operating activities of approximately $752,548 for the six months ended April 30, 2011. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to ensure that subscription rates reflect increases in costs due to inflation.

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of April 30, 2011 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended April 30, 2011 and 2010 or that they will have a significant effect at the time they become effective.

Item 3.    Removed and Reserved

N/A.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended April 30, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

During the fiscal quarter ended April 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2009, CardioGenics was served with a statement of claim in the Province of Ontario, Canada, from a prior contractor claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics, with an aggregate claim of $514,000.  The Company considers all the claims to be without merit, has already delivered a statement of defence and intends to vigorously defend the action.  If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action.

On January 14, 2010, Flow Capital Advisors Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004.  JAG Media Holdings has denied the material allegations of the complaint, asserted various affirmative defenses and is vigorously defending the case, which is currently at the discovery stage.

On January 15, 2010 Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown). This lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement. Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock. Plaintiff subsequently amended its complaint to add related tort claims, and largely as a result, CardioGenics is preparing to move to withdraw its pending motion for lack of personal jurisdiction, deny the material allegations of the complaint, defend the suit to the fullest extent possible.  Plaintiff has also recently served a motion for partial summary judgment addressing liability (but not damages).  We will oppose that motion vigorously and also expect that discovery, which is now ongoing, will be largely completed and the case nearing readiness for trial before the motion is heard or decided.

On October 26, 2010 Karver International Inc. filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida against CardioGenics Holdings Inc. and several other defendants including affiliates, officers and directors of CardioGenics Holdings, Inc.  The Plaintiff generally alleges that the named defendants made certain alleged misrepresentations in connection with the purchase of shares of CardioGenics Holdings Inc.  On December 20, 2010 CardioGenics Holdings Inc. and other defendants filed a motion to dismiss on the basis that the court lacks personal jurisdiction over most defendants, that an enforceable forum selection clause requires that the action be litigated in Ontario, Canada that the doctrine of forum non conveniens requires dismissal in favor of the Ontario forum, and that the complaint suffers from numerous other technical deficiencies warranting dismissal (e.g., failure to attach documents to the Complaint, failure to plead fraud with particularity, etc.). In addition, prior to the motion being heard, Karver’s attorney filed a motion to withdraw as counsel for Karver. The court granted Karver’s attorney’s motion to withdraw and Karver had until approximately April 26, 2011 to engage new counsel. On April 20, 2011, having not engaged new counsel as of that date, Karver filed with the court a Notice of Voluntary Dismissal Without Prejudice, which dismisses the lawsuit against the named defendants without prejudice to Karver’s rights to recommence the action.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. (Removed and Reserved)

Item 5. Other Information

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

Date: June 20, 2011	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: June 20, 2011	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer