Form 10-Q
period 2011-07-31
CardioGenics Holdings Inc.
filed 2011-09-19
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JULY 31, 2011.

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

Yes ☐     No ☐

As of September 12, 2011 the Registrant had the following number of shares of its capital stock outstanding: 30,609,556 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,908 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended July 31, 2011

INDEX

Page

Part I. Financial Information	4

Item 1: Financial Statements (Unaudited)	4

Condensed Consolidated Balance Sheets at July 31, 2011 (Unaudited) and October 31, 2010	4

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months ended July 31, 2011 and 2010 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2011	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Nine Months ended July 31, 2011	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended July 31, 2011 and 2010 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2011	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2: Management’s Discussion and Analysis	17

Item 3: Quantitative and Qualitative Disclosures About Market Risk	20

Item 4: Controls and Procedures	20

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
	July 31,	October 31,
	2011	2010
	(Unaudited)	(Note 2)
Assets

Current
Cash and Cash Equivalents	$1,117,644	$1,844,752
Accounts Receivable	6,400	▬
Share Subscriptions Receivable	▬	115,000
Deposits and Prepaid Expenses	51,101	89,774
Refundable Taxes Receivable	38,060	21,959
Government Grants and Investment Tax Credits Receivable	▬	156,482
	1,213,205	2,227,967

Property and Equipment, net	85,300	87,465
Patents, net	167,481	170,703
	252,781	258,168
	$1,465,986	$2,486,135

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$2,209,429	$523,155
Due to Director	▬	15,149
Current Portion of Capital Lease Obligation	22,413	20,992
Funds Held in Trust for Redemption of Class B Common Stock	4	▬
	2,231,846	559,296

Long Term Liabilities
Capital Lease Obligation, net of current portion	14,320	20,881
	14,320	20,881

Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as series 2; 381,749 shares issued and outstanding	▬	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	▬	▬
	▬	4
Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock; par value $.00001 per share,
5,000,000 shares authorized, 1 share issued	▬	▬
Common stock; par value $.00001 per share;
65,000,000 shares authorized,
29,687,262 and 28,620,257 common shares and
24,388,904 and 24,388,904 exchangeable shares issued and
outstanding as at July 31, 2011 and October 31, 2010 respectively	525	514

Additional paid-in capital	38,052,250	37,441,728

Deficit accumulated during development stage	(38,397,659)	(35,006,558)

Accumulated other comprehensive loss	(120,224)	(237,508)

Total CardioGenics Holdings Inc. stockholders' equity (deficiency)	(465,108)	2,198,176
Non-controlling interest	(315,072)	(292,222)
Total equity (deficiency)	(780,180)	1,905,954
Total liabilities and stockholders' equity (deficiency)	$1,465,986	$2,486,135

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the Three Months and Nine Months Ended July 31, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to July 31, 2011

					Cumulative
					From
					November
					20, 1997
					(Date of
	For the three months Ended		For the nine months Ended		Inception) to
	July 31,		July 31,		July 31,
	2011	2010	2011	2010	2011

Revenue	$6,400	$ ▬	$6,400	$ ▬	$6,400

Operating Expenses
Amortization of Property and Equipment	5,409	1,431	14,938	15,778	195,978
Amortization of Patent Application Costs	1,090	1,004	3,222	3,020	10,426
Write-off of Patent Application Costs	▬	▬	▬	▬	159,076
General and Administrative	278,314	455,072	958,963	904,694	5,148,693
Write-off of Goodwill	▬	▬	▬	▬	12,780,214
Research and Product Development, Net of Investment Tax Credits	141,206	208,279	534,776	520,964	3,822,527
Cost of Settlement of Lawsuit	1,753,800	▬	1,753,800	▬	1,753,800
Total operating expenses	2,179,819	665,786	3,265,699	1,444,456	23,870,714
Operating Loss	2,173,419	665,786	3,259,299	1,444,456	23,864,314

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	6,440	24,072	15,340	24,594	2,131,841
Loss on Change in Value of Derivative Liability	▬	▬	▬	▬	12,421,023
Loss on Foreign Exchange Transactions	7,149	46	139,312	102,254	257,840

Total other expenses (income)	13,589	24,118	154,652	126,848	14,810,704

Loss from Continuing Operations	(2,187,008)	(689,904)	(3,413,951)	(1,571,304)	(38,675,018)

Discontinued Operations
Gain on Sale of Subsidiary	▬	▬	▬	90,051	90,051
Loss from Discontinued Operations	▬	▬	▬	(37,355)	(127,762)
Net Loss	(2,187,008)	(689,904)	(3,413,951)	(1,518,608)	(38,712,729)
Net Loss attributed to non-controlling interest	(14,638)	(4,964)	(22,850)	(10,970)	(315,072)
Net Loss attributed to CardioGenics Holdings Inc.	$(2,172,370)	$(684,940)	$(3,391,101)	$(1,507,638)	$(38,397,657)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.04)	$(0.01)	$(0.06)	$(0.03)
Basic and Fully Diluted Net income per Common Share From Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Weighted-average shares of Common Stock outstanding	54,626,166	49,707,900	54,256,408	49,583,432

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency) (unaudited)
For the nine months ended July 31, 2011

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)
Balance November 1, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954
Issuance of common shares in exchange for services rendered December 2010, $1.00	100,000	1	99,999				100,000
Issuance of common shares for cash December 2010, $.50	600,000	6	297,741				297,747
Issuance of common shares for cash February 2011, $.50	100,000	1	51,261				51,262
Issuance of common shares on exercise of warrants, February 2011, $.47	22,005		10,402				10,402
Refund of common shares subscribed for October 2010 in cash February 2011, $.50	(30,000)		(15,378)				(15,378)
Re-pricing of options in exchange for services rendered, February 2011			163,750				163,750
Issuance of common shares on exercise of options, February 2011, $.01	275,000	3	2,747				2,750
Net loss attributable to noncontrolling interest						(22,850)	(22,850)
Comprehensive Income (Loss):
Net Loss				(3,391,101)			(3,391,101)
Other Comprehensive Income
Currency Translation Adjustment					117,284		117,284
Total Comprehensive Loss							(3,273,817)
Balance at July 31, 2011	54,076,166	$525	$38,052,250	$(38,397,659)	$(120,224)	$(315,072)	$(780,180)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended July 31, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to July 31, 2011

			Cumulative from
			November 20, 1997
	Nine Months Ended		(Date of Inception)
	July 31		To July 31,
	2011	2010	2011
Cash flows from operatiing activities
Net Loss for the Period	$(3,413,951)	$(1,518,608)	$(38,712,729)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization of Property and Equipment	14,938	15,778	195,978
Amortization of Patent Application Costs	3,222	3,020	10,426
Write-off of Patent Application Costs	▬	▬	159,076
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss on Change in Value of Derivative Liability	▬	▬	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	▬	▬	922,539
Unrealized Foreign Currency Exchange Gains	▬	▬	25,092
Beneficial Conversion Charge included in
Interest Expense	▬	▬	452,109
Common Stock Issued as Employee or Officer/Director Compensation	▬	▬	2,508,282
Common Stock Issued for Services Rendered	100,000	155,200	657,512
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and Committee Chairman	▬	▬	54,582
Stock Options Re-Priced for Services Rendered	163,750	▬	163,750
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	(6,400)	▬	(6,400)
Share Subscriptions Receivable	115,000	▬	▬
Deposits and Prepaid Expenses	38,673	(37,352)	(50,312)
Refundable Taxes Receivable	(16,101)	(1,165)	(37,196)
Government Grants and Investment Tax Credits Receivable	156,482	(9,024)	20,062
Accounts Payable and Accrued Expenses	1,835,883	(153,417)	1,591,136
Advances	▬	▬	131
Net cash used in operating activities	(1,008,504)	(1,545,568)	(5,865,776)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	▬	195,885
Purchase of Property and Equipment	(12,772)	▬	(217,196)
Patent Application Costs	▬	(17,813)	(296,806)
Net cash used in investing activities	(12,772)	(17,813)	(318,117)

Cash flows from financing activities
(Repayment) of Capital Lease Obligations	(5,139)	▬	(7,183)
Advances from (Repayments to) Director	(15,149)	(128,851)	725,330
Issue of Debentures	▬	▬	1,378,305
Issue of Common Shares on Exercise of Stock Options	2,750	▬	2,781
Issue of Common Shares on Exercise of Warrants	▬	35,250	35,250
Issue of Common Shares for Cash	359,411	77,000	5,635,833
Refund of Share Subscription	(15,378)	▬	(15,378)
Redemption of 10% Senior Convertible Debentures	▬	(25,000)	(394,972)
Net cash provided by (used in) financing activities	326,495	(41,601)	7,359,966

Effect of foreign exchange on cash and cash equivalents	(32,327)	(16,076)	(58,429)
Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents during the period	(727,108)	(1,621,058)	1,117,644
Beginning of Period	1,844,752	2,388,516	▬
End of Period	$1,117,644	$767,458	$1,117,644

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

 On July 31, 2009, CardioGenics acquired the business of JAG Media Holdings, Inc. (“JAG Media”). The business acquired is that of gathering and compiling financial and investment information from various financial institutions and other Wall Street professionals. Revenues of the acquired business of JAG Media are generated by releasing such financial information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. Further, software focused on streaming video solutions was acquired through the acquisition of JAG Media by CardioGenics. Historically, further development of this software has been limited as a result of JAG Media’s lack of financial resources. On February 11, 2010, the sold its interest in JAG Media.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries as of July 31, 2011, their results of operations for the three and nine months ended July 31, 2011 and 2010, and the period from November 20, 1997 (date of inception) to July 31, 2011, changes in stockholders’ equity for the nine months ended July 31, 2011 and cash flows for the nine months ended July 31, 2011 and 2010, and the period from November 20, 1997 (date of inception) to July 31, 2011.  CardioGenics Holdings Inc and its subsidiaries are referred to together herein as the “Company”.  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2010 and 2009 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on January 31, 2011 and from which the October 31, 2010 consolidated balance sheet was derived.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The results of the Company’s operations for the three and nine months ended July 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2011.

The accompanying condensed consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has an accumulated deficit at July 31, 2011 of approximately $38.4 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The amount due to a director was due on demand and carried no interest.  The balance was repaid in full during the quarter ended July 31, 2011.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of July 31, 2011, approximated $9,520,000 (2010 - $7,157,000) which will expire from 2014 through 2031.

All fiscal years except 2010 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2010, 2009, 2008 and 2007 and July 2009.

As of July 31, 2011, the Company had net operating loss carryforwards from US sources of approximately $40,154,000 available to reduce future Federal taxable income which will expire from 2019 through 2030.

For the nine months ended July 31, 2011 and 2010, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

6.	Stock Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for the nine months ended July 31, 2011 and 2010 amounted to $-0-.

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding - October 31, 2009	305,000	$2.34
Granted	▬	▬
Forfeited/expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2010	305,000	$2.34
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	275,000	$0.01
Outstanding – July 31, 2011	30,000	$0.90

Options

Stock options formerly priced at $0.20 were repriced at $0.01 and extended to August 2011	75,000
Stock options formerly priced at $3.60 were repriced at $0.01 and extended to December 2011	200,000
275,000

General and Administative Expenses in the three and nine months ended July 31, 2011 included $0 and $163,750 respectively due to repricing of these options.

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at July 31, 2011.

7.	Stockholders’ Equity

Comprehensive Loss
Comprehensive loss, which includes net loss from the change in the foreign currency translation account, for the nine and three months ended July 31, 2011 and 2010 respectively is as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2011	2010	2011	2010
Net Loss	$(2,172,370)	$(684,940)	$(3,391,101)	$(1,507,638)
Currency translation adjustment	(14,247)	(32,814)	117,284	83,924
Comprehensive Loss	$(2,186,617)	$(717,754)	$(3,273,817)	$(1,423,714)

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

	July 31, 2011	October 31, 2010

Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,046,808

Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,021,654	1,043,659

Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417

Issued to former employee entitling the holder to purchase 1 common share in the company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220

Issued to Consultants July 31, 2009, entitling the holder to purchase 1 common share of the company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085

Total Warrants outstanding	3,804,969	3,826,974

8.	Issuance of Common Stock

During the nine months ended July 31, 2011, the Company issued the following common shares:

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended July 31, 2011
	# of shares	Amount
Issuance to third parties for services rendered	100,000	$100,000
Issuance to a director for cash	600,000	$297,747
Issuance to third parties for cash	70,000	$35,884
Issuance to third parties on exercise of warrants	22,005	$10,402
Issuance to third parties on exercise of options	275,000	$2,750

9.	Redemption of Class B Common Stock

On or about February 28, 2011 CardioGenics Holdings Inc. (“CardioGenics”) mailed notices to the holders of its outstanding Series 2 Class B Common Stock (the “Series 2 Share”) and Series 3 Class B Common Stock (the “Series 3 Shares”), which notify such stockholders that CardioGenics has elected to redeem all outstanding Series 2 Shares and Series 3 Shares in accordance with their terms.  The Redemption Date is April 4, 2011 and the Redemption Price is par value, $0.00001 per share.

Under the terms of Series 2 Shares, the Redemption Price for each Series 2 Class B share shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing (a) ninty percent of the net proceeds to CardioGenics from any recovery in the lawsuit captioned JAG Media Holdings Inc. vs A.G. Edwards et al., which was commenced in the U.S. District Court for the Southern District of Texas (the “Lawsuit”), divided by (b) the total number of Series 2 Class B Shares issued and outstanding on the Redemption Date, which amount shall be rounded to the nearest whole cent.

Under the terms of the Series 3 Shares, the Redemption Price for each Series 3 Class B Share shall be equal to the greater of (i) par value or (ii) .0025% of then percent of the net proceeds to CardioGenics from any recovery in the Lawsuit, which amount shall be rounded to the nearest whole cent.

As there was no recovery in the Lawsuit and after evaluating its options in the context of the Lawsuit, CardioGenics has decided to not currently pursue any “successor” litigation to the Lawsuit.  As a result, the Series 2 Shares and Series 3 Shares are being redeemed at par value in accordance with their terms.

CardioGenics has established a trust account with TD Bank Canada, which account will hold proceeds sufficient to redeem the issued and outstanding Series 2 Shares and Series 3 Shares.  Accordingly, notwithstanding that any certificate for Series 2 Shares or Series 3 Shares called for redemption shall not have been surrendered for cancellation, all Series 2 Shares and Series 3 Shares called for redemption shall no longer be deemed outstanding, and all rights with respect to such Series 2 Shares and Series 3 Shares shall forthwith on the Redemption Date cease and terminate, except only the right of the holders thereof to receive the pro-rata amount payable of the Series 2 Shares and Series 3 Shares, without interest.

10.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010

Weighted-average shares - basic	54,626,166	49,707,900	54,256,408	49,583,432
Effect of dilutive securities	▬	▬	▬	▬
Weighted-average shares - diluted	54,626,166	49,707,900	54,256,408	49,583,432

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Basic earnings per share “EPS” and diluted EPS for the three and nine months ended July 31, 2011 and 2010 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 3,834,969 and 4,131,974 incremental shares, respectively, have been excluded from the nine months ended July 31, 2011 and 2010 computation of diluted EPS as they are antidilutive given the net losses generated.

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

b)
On January 14, 2010, Flow Capital Advisors Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713) (the “Flow Capital State Action”).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004.

On January 15, 2010, Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown) (the “Flow Capital Federal Action”). This lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement. Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock. Plaintiff subsequently amended its complaint to add related tort claims.

Pursuant to applicable federal court rules, the parties to the Flow Capital Federal Action participated in a court mandated mediation session on August 17, 2011 where the parties attempted to settle their disputes. At the mediation, the parties agreed to a settlement of all claims as described below, subject to the approval of the Board of Directors of CardioGenics Holdings Inc., which approval was subsequently obtained. Pursuant to the settlement agreement, Flow Capital agreed to dismiss, with prejudice, the Flow Capital Federal Action and the Flow Capital State Action and CardioGenics agreed to issue Flow Capital 1,000,000 shares of restricted CardioGenics Holdings common stock and warrants to purchase restricted CardioGenics Holdings common stock as follows:

Type of Warrant	Number of Shares	Exercise Price	Vesting Date	Term
Cash Exercise Only	250,000	$0.30/share	immediate	5 years
Cash Exercise Only	250,000	$0.50/share	immediate	5 years
Cash Exercise Only	500,000	$0.75/share	immediate	5 years
Cash Exercise Only	500,000	$1.00/share	immediate	5 years
Cash or Cashless Exercise	500,000	$0.75/share	August 1, 2012	5 years

The restricted shares of common stock and the warrants are subject to the rights and restrictions of Rule 144 and do not have any registration rights. As part of the settlement, the parties also exchanged mutual general releases and CardioGenics Holdings agreed to pay Flow Capital, in three monthly installments, $100,000 for Flow Capital’s legal fees.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On August 23, 2011, the Company’s Board of Directors approved the settlement.  As a result, the Company recorded a charge to the Condensed Statement of Operations at July 31, 2011 of $1,753,800 for Cost of Settlement of Lawsuit, which amount is included in Accounts Payable and Accrued Expenses at July 31, 2011.

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

12.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	July 31,
	2011	2010

Cash paid during the period for:
Interest	$7,840	$24,594
Income taxes	$—	$—

13.	Other

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

The Company also announced that it is accelerating its commercialization efforts for its magnetic beads and as a result, the Company has signed two significant Material Transfer Agreements (“MTA”) with two major international life sciences companies. Under the first MTA with one of the top three beads production and distribution companies, the Company will furnish them with its silver-coated magnetic beads for polymer coating by the distributor. In addition, the distributor will provide the Company with their magnetized bead prototypes which the Company will then silver-coat with its proprietary silver-coating technology. Under the second MTA with one of the top IVD companies, the Company will furnish them with its silver-coated and polymer encapsulated magnetic beads for subsequent testing and evaluation in their various test products.

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

The accounting policies and estimates used as of October 31, 2010, as outlined in our previously filed Form 10-K, have been applied consistently for the nine months ended July 31, 2011.

Related Party Transactions

During the nine months ended July 31, 2010, we utilized advances from a director totaling on average approximately $15,000, bearing interest at 0% per annum.  Said advances were repaid in full during the latest quarter leaving a zero balance owing at July 31, 2011.

Off-Balance Sheet arrangements

We are not party to any off balance sheet arrangements.

Results of operations

Nine months ended July 31, 2011 as compared to nine months ended July 31, 2010.

	Nine Months
	Ended July 31,
	2011	2010	$ Change

Revenue	$6,400	$-	$6,400

Operating expenses:
Amortization of property and equipment	14,938	15,778	(840)
Amortization of patent application costs	3,222	3,020	202
General and administrative expenses	958,963	904,694	54,269
Research and production, net of investment tax credits	534,776	520,964	13,812
Cost of settlement of lawsuit	1,753,800	-	1,753,800
Total operating expenses	3,265,699	1,444,456	1,821,243
Operating loss	(3,259,299)	(1,444,456)	(1,814,843)
Other expenses (income)
Interest expense and bank charges, net	15,340	24,594	(9,254)
Loss on foreign exchange	139,312	102,254	37,058
Gain on sale of subsidiary	-	(90,051)	90,051
Loss on discontinued operations	-	37,355	(37,355)
Net loss	$(3,413,951)	$(1,518,608)	$(1,895,343)

Revenues

During the nine months ended July 31, 2011 and 2010 we generated $6,400 and $0 respectively in one-time revenues from ongoing operations.  We anticipate generating insignificant revenues from operations in the fourth quarter of 2011.

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

Cost of settlement of lawsuit

On August 17, 2011, the Company and Flow Capital Advisors Inc. participated in a court mandated mediation session wherein the parties agreed to a settlement of all claims.  On August 23, 2011, the Company’s Board of Directors approved the settlement.  As a result, the financial statements at July 31, 2011 reflect a charge of $1,753,800 for the cost of settlement of lawsuit.

Other expenses (income)

Loss from discontinued operations and Gain on sale of subsidiary

On February 11, 2010 the Company sold its JAG Media division, realizing a gain of approximately $90,000. The Company has treated the operating results of that division in the nine month period ended July 31, 2010 as loss from discontinued operations.

Three months ended July 31, 2011 as compared to three months ended July 31, 2010.

	Three Months
	Ended July 31,
	2011	2010	$ Change

Revenue	$6,400	$-	$6,400

Operating expenses:
Amortization of property and equipment	5,409	1,431	3,978
Amortization of patent application costs	1,090	1,004	86
General and administrative expenses	278,314	455,072	(176,758)
Research and production, net of investment tax credits	141,206	208,279	(67,073)
Cost of settlement of lawsuit	1,753,800	-	1,753,800
Total operating expenses	2,179,819	665,786	1,514,033
Operating loss	(2,173,419)	(665,786)	(1,507,633)
Other expenses (income)
Interest expense and bank charges, net	6,440	24,072	(17,632)
Loss on foreign exchange	7,149	46	7,103

Net loss	$(2,187,008)	$(689,904)	$(1,497,104)

Revenues

During the three months ended July 31, 2011 and 2010 we generated $6,400 and $0 respectively in one-time revenues from ongoing operations.  We anticipate generating insignificant revenues from operations in the fourth quarter of 2011.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in professional and consulting fees.

Research and production, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The change in research and development expenses is attributable primarily to the decrease in staff engaged in research and development and a re-allocation of administration wages.

Cost of settlement of lawsuit

On August 17, 2011, the Company and Flow Capital Advisors Inc. participated in a court mandated mediation session wherein the parties agreed to a settlement of all claims.  On August 23, 2011, the Company’s Board of Directors approved the settlement.  As a result, the financial statements at July 31, 2011 reflect a charge of $1,753,800 for the cost of settlement of lawsuit.

Liquidity and Capital Resources

We have generated insignificant revenues since inception and we incurred a net loss of approximately $3,414,000 and a cash flow deficiency from operating activities of approximately $1,088,500 for the nine months ended July 31, 2011. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of July 31, 2011 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended July 31, 2011 and 2010 or that they will have a significant effect at the time they become effective.

Item 3.    Quantitative and Qualitative disclosures about Market Risk

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended July 31, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

During the fiscal quarter ended July 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2010, Flow Capital Advisors Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713) (the “Flow Capital State Action”).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004.

On January 15, 2010 Flow Capital filed a lawsuit against CardioGenics Inc., and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-60066-Martinez-Brown) (the “Flow Capital Federal Action”). This lawsuit alleges that CardioGenics (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement. Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings shares received by CardioGenics, or the equivalent monetary value of the stock. Plaintiff subsequently amended its complaint to add related tort claims.

Pursuant to applicable federal court rules, the parties to the Flow Capital Federal Action participated in a court mandated mediation session on August 17, 2011 where the parties attempted to settle their disputes. At the mediation, the parties agreed to a settlement of all claims as described below, subject to the approval of the Board of Directors of CardioGenics Holdings Inc., which approval was subsequently obtained. Pursuant to the settlement agreement, Flow Capital agreed to dismiss, with prejudice, the Flow Capital Federal Action and the Flow Capital State Action and CardioGenics agreed to issue Flow Capital 1,000,000 shares of restricted CardioGenics Holdings common stock and warrants to purchase restricted CardioGenics Holdings common stock as follows:

Type of Warrant	Number of Shares	Exercise Price	Vesting Date	Term
Cash Exercise Only	250,000	$0.30/share	immediate	5 years
Cash Exercise Only	250,000	$0.50/share	immediate	5 years
Cash Exercise Only	500,000	$0.75/share	immediate	5 years
Cash Exercise Only	500,000	$1.00/share	immediate	5 years
Cash or Cashless Exercise	500,000	$0.75/share	August 1, 2012	5 years

The restricted shares of common stock and the warrants are subject to the rights and restrictions of Rule 144 and do not have any registration rights. As part of the settlement, the parties also exchanged mutual general releases and CardioGenics Holdings agreed to pay Flow Capital, in three monthly installments, $100,000 for Flow Capital’s legal fees.

On August 23, 2011, the Company’s Board of Directors approved the settlement.  As a result, the Company recorded a charge to the Condensed Statement of Operations at July 31, 2011 of $1,753,800 for Cost of Settlement of Lawsuit, which amount is included in Accounts Payable and Accrued Expenses at July 31, 2011.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

None

Item 5. Other Information

None

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

CARDIOGENICS HOLDINGS INC.

Date: September 19, 2011	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: September 19, 2011	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer