Form 10-Q/A
period 2011-07-31
CardioGenics Holdings Inc.
filed 2011-09-23
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to Cardiogenics Holdings Inc.’s quarterly report on Form 10-Q for the period ended July 31, 2011, filed with the Securities Exchange Commission on September 19, 2011, is to furnish the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits

See the Exhibit Index following the signature page to this Form 10-Q/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.
Date: September 23, 2011	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: September 23, 2011	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

†101
The following materials from CardioGenics Holdings Inc.’s Form 10-Q for the quarter ended July 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (Unaudited). Furnished herewith.

________________

* Filed or furnished with the initial filing of this Form 10-Q filed on September 19, 2011.

† Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.