Form 10-K/A
period 2010-10-31
CardioGenics Holdings Inc.
filed 2012-01-27
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-K/A

Amendment No. 1

_________________________

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock—$0.00001 par value Series 2 Class B Common Stock—$0.00001 par value Series 3 Class B Common Stock—$0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on January 10, 2010 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $33,418,717.

As of January 10, 2010 the Registrant had the following number of shares of its capital stock outstanding: 29,320,647 shares of Common Stock, 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,908 shares of the Registrant’s Common Stock, 380,931 shares of Series 2 Class B Common Stock and 21,500 shares of Series 3 Class B Common Stock.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2011 (the “10-K”). The purpose of this Amendment is to add and/or modify certain language in (a) the “Liquidity and Capital Resources” section of ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and (b) the “Evaluation of Disclosure Controls and Procedures” section of ITEM 9A CONTROLS AND PROCEDURES, each of which is restated below in its entirety reflecting such changes. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, amended certifications by our principal executive officer and principal financial officer for the 10-K are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

Table of Contents

		Page
	Part II

ITEM 7	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION Liquidity and Capital Resources	4

ITEM 9A	CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures	4

	Part IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	__
	Exhibits

	Signatures	5

Part II

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet revenue projections and manage costs; however, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. Our current annual cash requirement is approximately $1,500,000. The cash balance at October 31, 2010 was $1,844,752, meaning that we had sufficient cash reserves to cover the next year's operations.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2010.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K/A.

Exhibit No.	Description

23.1	Consent of J.H. Cohn LLP (Amendment No. 1 to 10-K)
23.2	Consent of BDO Canada LLP (Amendment No. 1 to 10-K)
31.1(a)	Section 302 Certification of Chief Executive Officer (Amendment No. 1 to 10-K)
31.1(b)	Section 302 Certification of Chief Executive Officer (Amended)
31.2(a)	Section 302 Certification of Chief Financial Officer (Amendment No. 1 to 10-K)
31.2(b)	Section 302 Certification of Chief Financial Officer (Amended)
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (Amendment No. 1 to 10-K)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

By:	/s/ Yahia Gawad
Yahia Gawad Chief Executive Officer

Dated: January 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Yahia Gawad	Chief Executive Officer	January 27, 2012
Yahia Gawad

/s/ James Essex	Chief Financial Officer	January 27, 2012
James Essex