Form 10-K
period 2011-10-31
CardioGenics Holdings Inc.
filed 2012-01-30
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 000-28761

CARDIOGENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0380546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do	Smaller reporting company
		not check if smaller reporting	☑
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on January 11, 2012 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $9,371,179.

As of January 11, 2012 the Registrant had the following number of shares of its capital stock outstanding: 31,237,262 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,908 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011

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

OVERVIEW

Prior to the CardioGenics Acquisition, our primary business was providing financial and investment information to the investment community which we had been doing since 1989.

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

Revenue History of Leading Immunoassay Vendors, $ million 2005-20075

	2007	2006	2005
Abbott Diagnostics	2,100	1,900	1,800
Siemans/Dade Behring	825	785	750
Siemens/Bayer	750	714	680
Beckman Coulter	596	484	402
Siemens/DPC	595	517	473
Roche	575	509	450
bioMérieux	363	362	353
Fujirebio	299	277	279
Ortho	200	190	160
TOTAL	6,303	5,738	5,347

Immunoassay testing segment of the IVD market is characterized by:

•	Expanding opportunities after completion of the human genome project.

•	Demand for automated and sensitive POC immunoassay analyzers.

•	Search for an ideal POC platform.

3 $6.685 million including infectious diseases
4 Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p401
5 Estimated. Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p402

•	Increased mergers and acquisition among top tier IVD companies to achieve more complete product lines

•	Greater cooperation between test developers and top tier IVD companies.

Over the next 5-10 years, the immunoassay business will see:

•	The continued automation of routine immunoassays – thyroid, anemia, fertility, therapeutic drug monitoring and drugs of abuse; and

•	More new assays and test categories for disease risk evaluation.6

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

8  Adventus Report

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

In addition to the agreement with Merck Chimie, we have also entered into Materials Transfer Agreements (“MTA”) with two other major international beads distributors with respect to our proprietary magnetic beads. Under the first MTA, CardioGenics will furnish the distributor with its silver-coated magnetic beads for polymer coating by the distributor. In addition, the distributor will provide CardioGenics with their magnetized bead prototypes, which CardioGenics will then silver-coat with its proprietary silver-coating technology. Under the second MTA, CardioGenics will furnish the distributor with its silver-coated magnetic beads for polymer coating and subsequent testing and evaluation by the distributor. Upon completion of the testing process, CardioGenics and the distributors will evaluate the test results and determine whether to further pursue commercialization of the resulting products.

Since the CardioGenics business described above is now our primary business, we decided to sell our Pixaya LLC subsidiary, and its related JAG Notes subscription and Pixaya businesses, so we can focus our attention and resources exclusively on our primary CardioGenics business. The sale of our Pixaya subsidiary was completed on February 11, 2010.

OUR STRATEGY

The success of our business depends on our ability to obtain the requisite financing and be able to:

•	complete the development of our QLCA and our cardiovascular tests;

•	obtain FDA approval of our QLCA and the cardiovascular tests;

•	develop further tests that can be run on our QLCA;

•	commercialize our Beads.

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

Product marketing and distribution will by achieved through partnerships with global companies with wide reach. As we have done with our magnetic beads, the QLCA will be marketed by a third party through licensing and distribution agreements. Notwithstanding this strategy, we also intend to evaluate the feasibility of directly marketing our magnetic beads and QLCA to appropriate end-users and may use such direct marketing efforts to supplement the efforts of our distribution partner(s).

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

Research and Development

Our efforts are focused on the development of our QLCA and our cardiovascular tests and the commercialization of our beads. Over the years 2010 and 2011 we incurred expenses of $605,658 and $613,504 respectively on those efforts.

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

We have not earned any significant revenues in our CardioGenics business unit since its incorporation and only have a limited operating history in its current business, which raise doubt about our ability to continue as a going concern.

Our CardioGenics business unit has a limited operating history in its current business and must be considered in the development stage. It has not generated any significant revenues since its inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we complete development of our Cardiovascular Tests and commercialize our QLCA and the Cardiovascular Tests. The primary source of funds for our CardioGenics business unit has been the sale of common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable and we have not yet achieved profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We have limited financial resources and to date, no material cash flow from the operations of our CardioGenics business unit and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to continue the development of our technology, which might result in the loss of some or all of your investment in our common stock.

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

As a result of our acquisition of CardioGenics, former CardioGenics warrant holders exchanged their warrants to purchase CardioGenics Common Shares for warrants to purchase our Common Shares. Currently, the warrants held by such former CardioGenics warrant holders entitle them to purchase up to 3,276,879 of our Common Shares at prices of $0.47 per share.

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

Our common stock does not currently qualify for listing on any national securities exchange, and we do not anticipate that it will qualify for such a listing in the short-term future. If our common stock continues to be quoted on the OTC Bulletin Board or is traded on the Pink Sheets or other over-the-counter markets, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be large price fluctuations.

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

While it is not feasible to predict the outcome of the above proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

For the period covered below, our common stock (other than our class B common stock) is traded on the OTC Bulletin Board under the symbol CGNH. In October 2009, our symbol was changed from JAGH to CGNH as a result of the CardioGenics Acquisition. The following table based on Bloomberg L.P. reflects quarterly high and low bid prices of our common stock from October 31, 2010 through October 31, 2011.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending October 31, 2011
Quarter Ended	High $	Low $
October 31, 2011	0.65	0.30
July 31, 2011	0.80	0.55
April 30, 2011	1.08	0.60
January 31, 2011	1.39	0.87
Fiscal Year Ending October 31, 2010
Quarter Ended	High $	Low $
October 31, 2010	2.27	1.47
July 31, 2010	2.13	1.19
April 30, 2010	2.93	0.697
January 31, 2010	0.93	0.52

On January 11, 2012, the closing bid price for our common stock was $0.30.  A public trading market for our Series 2 and Series 3 Class B common stock, which were redeemed on April 4, 2011, never developed.

As of January 11, 2012, there were 30,896,649 shares of our common stock outstanding. There was also outstanding 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 Exchangeable Shares, which are exchangeable into 24,388,908 shares of our common stock.

In addition, there are 1,318 additional stockholders who did not turn in their shares of prior classes of our common stock in connection with our recapitalizations in 2002 and 2004.  These shares are exchangeable into shares of our common stock. As of January 11, 2012, 17,360 Series 1 Class B common shares, 107,365 Class A common shares and 12,366 original JagNotes.com Inc. common shares remained unconverted.

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

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended October 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Results of Operations for the Years Ended October 31, 2011 and October 31, 2010

The following table sets forth the Company’s results of operations for the years ended October 31, 2011 and October 31, 2010:

	Years Ended October 31,
	2011	2010

Revenue	$8,876	$—

Operating Expenses:
Depreciation and amortization of property and equipment	20,399	20,932
Amortization of patent application costs	5,207	3,023
Write-off of patent application costs	55,549	105,345
General and administrative	1,349,300	1,246,887
Cost of settlement of lawsuit	1,753,800	—
Research and product development, net of investment tax credits	613,504	605,658
Total operating expenses	3,797,759	1,981,845

Operating loss	(3,788,883)	(1,981,845)

Other Expenses:
Interest expense and bank charges (net)	20,135	30,166
Loss on foreign exchange transactions	90,737	104,182
Total other expenses	110,872	134,348

Loss from Continuing Operations	(3,899,755)	(2,116,193)

Discontinued Operations:
Gain on sale of subsidiary	—	90,051
Loss from discontinued operations	—	(12,355)
Net Loss	$(3,899,755)	$(2,038,497)

Revenues

Cardiogenics has commenced selling paramagnetic beads.  Revenues reflect sales of beads in the last quarter of 2011.

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

Research and product development costs, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The change in research and development expenses is attributable primarily to an increase in staff engaged in R&D in 2011.

Cost of settlement of lawsuit

On August 17, 2011, the Company and Flow Capital Advisors Inc. participated in a court mandated mediation session wherein the parties agreed to a settlement of all claims.  On August 23, 2011, the Company’s Board of Directors approved the settlement.  As a result, the consolidated statements of operations for the year ended October 31, 2011 reflects a charge of $1,753,800 for the cost of settlement of lawsuit.

Other expenses

Interest expense and bank charges, net

The decrease in interest expense of approximately $10,000 arises from the fact that cash was obtained from the issuance of common shares in the last quarter of 2010 and the first quarter of 2011.

Loss from discontinued operations and gain on sale of subsidiary

On February 11, 2010, the Company sold its JAG Media division, realizing a gain of approximately $90,000.  The Company has treated the operating results of that division in these consolidated financial statements as loss from discontinued operations.

Loss on foreign exchange transactions

The Company conducts the majority of its transactions in Canadian dollars. The foreign exchange loss (2011-$90,737, 2010-$104,182) results from currency movements on transactions settled during the year.

Liquidity and Capital Resources

For the year ended October 31, 2011 the Company incurred a net loss of approximately $3,900,000 (2010-$2,038,000) and a cash flow deficiency from operating activities of approximately cash flow $1,409,000 (2010-$2,163,000). The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our financial statements.

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

Our current annual cash requirement is approximately $1,500,000. The cash balance at the year end was $669,202 meaning that we had sufficient cash reserves to cover greater than 5 months operations, assuming no revenue over the period. We are in fact anticipating revenues during the next fiscal year.

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

The Company’s reporting currency is the United States Dollar.  Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and a weighted average of exchange rate in effect during the period for expenses, gains and losses.  Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity (deficiency).

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We are currently evaluating the requirements of ASU 2011-04 and have not yet determined its impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of 2012 will have an impact on our consolidated financial position, results of operations or cash flows.

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

2011
None

2010
None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2011.

Management’s Report on Internal Controls Over Financial Reporting

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

Our management concluded that as at October 31, 2011 our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures;

•	lack of resources to account for complex and unusual transactions: and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

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

Changes in Internal Controls Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and certain significant employees as of the fiscal year ending October 31, 2010.

Board of Directors and Executive Officers

Name	Age	Position
Yahia Gawad	53	Director & Chief Executive Officer

Alexander D.G. Reid	73	Director

J Neil Tabatznik	61	Director/Acting Chairman

Linda J. Sterling	50	Director & Secretary

James A. Essex	63	Chief Financial Officer

There are no family relationships among the directors and executive officers. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiary, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities commodities law.

Yahia Gawad, MB, Ch.B., MD, MSc. (age 53, Director and Chief Executive Officer of CardioGenics since 1997). Dr. Gawad is a Physician/Scientist with primary training in Cardiology, Biochemistry and Immunology.  He received his medical education and post-graduate training at the University of Alexandria and the University of Toronto. Dr. Gawad's academic and commercial experience and expertise include many years of designing and managing cardiovascular disease research and product development.

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

J Neil Tabatznik (age 61, Director of CardioGenics since 2005, Acting Chairman of CardioGenics since 2009). Mr. Tabatznik is the Chairman, CEO of Arrow Pharmaceuticals Inc. Arrow Pharmaceuticals is part of a global generic drug company established in 2000, and has seen rapid growth from $0 to $700 million in 8 years. The Arrow Group has sales operations in 5 continents and employs more than 1000 people worldwide. Prior to Arrow Pharmaceuticals, Mr. Tabatznik was the Chairman, CEO of Genpharm Inc. (1993-2000), which was acquired by MerckKGaA in 1994 and is now a part of Mylan Inc. the world's third largest generic and specialty pharmaceutical company. He was a Barrister-at-Law in London and was called to the Bar of England and Wales in 1978. He has extensive expertise in pharmaceutical manufacturing and negotiations of agreements with multinational companies.

Alexander D.G. Reid (age 73, Director of CardioGenics since 1998). Mr. Reid has been in the financial community with experience in public and private companies for over 30 years. He has held numerous positions and board memberships in various financial and non-financial corporations. For many years, Mr. Reid was the author of the market business column in the Financial Post. Through his writing, various business models have been analysed and critiqued.  He has been involved with the Company as a shareholder since 1999;

Linda J. Sterling (age 50, Corporate Secretary of CardioGenics since 2003, Director of CardioGenics since 2009). Ms. Sterling has been in the legal community in the capacity as a Law Clerk with both Stikeman Elliott LLP and Davies Ward Phillips & Vineberg LLP since 1999. She developed expertise with both public and private company legal compliance and has been responsible for CardioGenics' compliance and maintenance of corporate governance since 2001. She is currently in the process of being licensed as a Legal Executive (F.Inst.L.C.O.), with the Institute of Law Clerks of Ontario, of which she is a member. She has held the position of CEO and director of Sterling Studios since 1989.

James A. Essex, CA, MBA (age 63, Chief Financial Officer of CardioGenics since 2001) Mr. Essex has been with CardioGenics since 1999. He founded J. Hunter & Associates Inc. in 1990, a private financial consulting firm. Previously, he was a co-owner, President and COO of Calais Investigations, Inc., a private company (from 1993 to 1998), a Vice President of Confederation Trust (1989) and a Vice President of Chemical Bank of Canada (now JP Morgan Chase Bank of Canada) from 1977 through 1987.

Board Committees

Our Board of Directors does not have standing audit, nominating or compensation committees.  Instead, the functions that might be delegated to such committees are carried out by our entire Board of Directors, to the extent required.  Our Board of Directors anticipates forming one or more of such committees during our 2012 fiscal year.

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

Based solely on our review of the copies of such forms with respect to fiscal 2010, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

Code of Ethics

We have adopted a Code of Ethics (our “Code of Ethics”) that applies to our Chief Executive Officer and Chief Financial Officer.  We will provide to any person without charge, upon request, a copy of our Code of Ethics by sending such request to the attention: Yahia Gawad, Chief Executive Officer, CardioGenics Holdings Inc., 6295 Northam Drive, Unit 8, Mississauga, Ontario, L4V 1W8.  The Company will promptly disclose any amendments or waivers to our Code of Ethics on Form 8-K.

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

Name and		Salary		Stock Awards	Total
Principal Position	Year	($)		($)	($)

Dr. Yahia Gawad	2011	152,238	(1)		152,238
Chief Executive Officer	2010	143,968	(1)		143,968

James A. Essex	2011	36,537	(1)		36,537
Chief Financial Officer	2009	35,881	(1)		35,881

Linda J. Sterling	2011	30,448	(1)		30,448
Corporate Secretary	2010	45,590	(1)		45,590

(1)
Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended October 31, 2011 and October 31, 2010.

Other Benefit Plans

The Company has no defined benefit or actuarial pension plans.

Employment Agreements

We currently do not have written employment agreements with any of our current officers or executive personnel, except for Dr. Yahia Gawad, who has a 3 year employment agreement with CardioGenics Holdings Inc. with an annual salary of $150,000, health and dental insurance coverage on terms not less favorable than the health insurance coverage to be offered by the Company to its employees, performance bonuses in the form of cash and stock options to be proposed to the Board of Directors on an annual basis, non-compete agreement for 24 months after effective takeover and 18 months full salary severance pay and benefit for firing without cause.  Further, for each calendar year of the Term he will be entitled to five (5) weeks paid vacation.  Also, he will be eligible for Stock Option incentives to the executive as approved by the Board of Directors.

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

As the CardioGenics Acquisition resulted in a “change in control” as described above, Messrs. Mazzarisi and Schoepfer were each granted upon their resignation at the closing an option to acquire 100,000 shares of our common stock at an exercise price of $3.40 per share, in accordance with the terms of their respective employment agreements.  During 2011, all options formerly held by Messrs. Mazzarisi and Schoepfer were re-priced at $0.01 per share and exercised.

Director Compensation

Non-Employee Directors' Compensation

In fiscal 2011 our policy for compensation of non-employee directors was as follows:

1.	Non-employee directors do not receive an annual cash base retainer.

2.
At the discretion of the full Board of Directors, nonemployee directors may receive shares of the Company’s common stock. The number and terms of such shares is within the discretion of the full Board of Directors.

3.	Directors who are officers or employees of CardioGenics do not receive separate consideration for their service on the Board of Directors.

Fiscal Year 2011 Director Compensation Table

	Stock Award	Stock Award
	As Director	(Other)	Total (1)
Name	$	$	$

J Neil Tabatznik	0		0

Alexander D. G. Reid	0		0

(1)	As of October 31, 2011, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Tabatnik (561,648) and Mr. Reid (52,393).

Indemnification of Officers and Directors

Our amended and restated Articles of Incorporation provide that we shall indemnify our officers, directors, employees and agents to the full extent permitted by Nevada law.  Our Bylaws include provisions to indemnify our officers and directors and other persons against expenses (including judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors, or in other capacities.  We do not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully or not in our best interest.  In the case of an action brought by or in the right of us, we shall indemnify them only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement of these actions and we shall not indemnify them in connection with any matter as to which they have been found to be liable to us, unless the deciding court determines that, notwithstanding such liability, that person is fairly entitled to indemnity in light of all the relevant circumstances.

We do not currently maintain director’s and officer’s liability insurance but may do so in the future.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 10, 2012 (except as otherwise indicated) by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director and nominee to be a director,  (iii) each named executive officer and (iv) all of our directors and executive officers as a group.  Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.  Unless otherwise indicated the address of each person listed in this table is c/o CardioGenics Holdings Inc., 6295 Northam Drive, Unit 8, Mississauga, Ontario, Canada, L4V 1W8.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class**
Yahia Gawad	18,144,652	27.70%

Alexander D.G. Reid	523,196	*

J. Neil Tabatznik	2,482,534(1)	3.79%

Linda J. Sterling	1,501,617	2.29%

James Essex	398,183	*

All executive officers and directors as a group (5 persons)	23,050,182	33.78%

*	Less than one percent (1%)
**	Based on 65,461,135 shares of common stock issued and outstanding and all options and warrants to acquire common stock having been exercised

(1)	Included 157,178 shares of common stock issuable upon exercise of a warrant

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of October 31, 2011

Number of
securities remaining
	Number of		available for future
	securities	Weighted average	issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
	warrants and rights	and rights	In column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

Equity compensation plans not approved by security holders	—	$—	30,000

TOTAL	—	$—	30,000

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

Our 1999 Long-Term Incentive Plan provides our directors, officers, employees and consultants with the opportunity to participate in our ownership.  Our Board of Directors acts as the committee under the plan which administers the plan, addressing participation, the awards offered and any applicable conditions of exercise.  In making these determinations, our Board of Directors will generally consider the participant’s position and record of service to us.  The Board of Directors may issue options, stock appreciation rights, restricted stock, deferred stock, bonus stock, awards in lieu of cash obligations, dividend equivalents and other stock based awards, all subject to terms and conditions to be set by the Board of Directors.  The plan also contains standard provisions dealing with matters such as adjustment of the number of shares subject to options and covered by the plan in additions to amendment and termination of the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As a smaller reporting company, CardioGenics is required to follow the scaled disclosure requirements with respect to this Part III, Item 13 – CertainRelationships and Related Transactions, and Director Independence . The disclosures related to review of related person transactions are not applicable to smaller reporting companies

Certain Relationships and Related Party Transactions

During the year ended October 31, 2011, the Company utilized advances from a director totaling approximately $15,149 bearing interest at 0% per annum were repaid.

Director Independence

The Board of Directors currently consists of four members, two of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The two independent members of the Board of Directors are Neil Tabatznik, and Alexander D. G. Reid.

For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

J.H. Cohn LLP has served as our independent auditors since August 31, 2009. The appointment of J. H. Cohn LLP as our independent public accountants was unanimously approved by the Board of Directors. J.H. Cohn LLP is the successor to our former independent auditors, BDO Dunwoody LLP (“BDO”).
BDO served as our independent auditors from December 1, 2007 until August 31, 2009.

The following table sets forth the aggregate fees paid by CardioGenics for the fiscal years ended October 31, 2011 and 2010 to our independent auditors:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October		October
	2011		2010

Audit fees	$60,000	(1)	$66,090
Audit related fees	$53,173	(2)	$46,728	(2)
Tax fees (3)	$0	(3)	$0	(3)
All other fees	$0		$0

(1)	Represents estimated audit fees for the fiscal year ended October 31, 2012.
(2)	Represents charges of J.H. Cohn LLP, CardioGenics’ auditor in the fiscal years ended October 31, 2011and 2010 for review of interim financial statements.
(3)	J.H. Cohn LLP did not provide and did not bill for any tax services.

All Other Fees

There were no other fees billed by J.H. Cohn LLP in the years ended October 31, 2011 or October 31, 2010.

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

The services provided for in 2011 were 53% audit services and 47% audit related services.  The services provided above for 2010 were 56% audit services and 44% audit related services.

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on June 19, 2006.

3.2	Bylaws of Registrant. Incorporated by reference to the Registrant’s Form SB-2 filed with the SEC on September 30, 1999.

3.3	Certificate of Designation of Series 1 Preferred Stock of Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

3.4	Articles of Amendment of CardioGenics ExchangeCo Inc. effective July 14 2009 and Articles of Incorporation of CardioGenics ExchangeCo Inc. Effective May 22, 2009

3.5	Certificate of Amendment to Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form DEF 14C filed with the SEC on September 9, 2009.

3.6	Certificate of Change of CardioGenics Holdings Inc. Effective June 18, 2010. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 23, 2010.

4.1	Form of Common Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.2	Form of Series 2 Class B Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.3	Securities Purchase Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

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

10.28
Retainer Agreement dated January 20, 2010 between Registrant and Wolf, Axelrod & Weinberger Associates LLC. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

10.29	Letter of Agreement dated January 18, 2010 between Registrant and The Investor Relations Group, Inc. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

Exhibit No.	Description
10.30	Employment agreement dated July 31, 2009 between Registrant and Dr. Yahia Gawad. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

10.31
LLC Membership Interest Purchase Agreement dated February 10, 2010 between Registrant and Rothcove Partners LLC. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

10.31
Lock-Up Agreement dated March 15, 2010 among Yahia Gawad, CardioGenics Holdings Inc., CardioGenics ExchangeCo Inc. and Weirfoulds LLP. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 16, 2010.

10.32	Letter Agreement dated March 19, 2010 between Registrant and YA Global Master SPV Ltd. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 22, 2010.

10.33
Form of Lock-Up Agreements entered into by certain members of the Board of the Directors of Registrant and certain other stockholders with respect to their “Exchangeable Shares.” Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 25, 2010.

10.34
Form of Lock-Up Agreements entered into by certain members of the Board of the Directors of Registrant and certain other stockholders with respect to their shares of the Registrant’s common stock. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 25, 2010.

10.35	Form of Subscription Agreements for Sale of Unregistered Securities made on November 3, 2010. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 4, 2010.

10.36
Letter Agreement dated December 21, 2010 entered into between CardioGenics Holdings Inc. and Chandra Panchal. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 22, 2010.

10.37
Redemption Notice for Series 2 Class B Common Stock dated February 25, 2011 and Redemption Notice for Series 3 Class B Common Stock dated February 25, 2011. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 2, 2011.

10.38
Intellectual Property Assignment & License Agreement dated June 21, 2011 between CardioGenics Inc., an Ontario corporation and Luxspheres Inc., an Ontario corporation. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 22, 2011.

14.1	Code of Ethics. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

21.1	Subsidiaries of Registrant. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on January 31, 2011.

23.1	Consent of J.H. Cohn LLP*

23.2	Consent of BDO Dunwoody LLP*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

*Filed herewith

Consolidated Financial Statements

CardioGenics Holdings Inc.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CardioGenics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CardioGenics Holdings Inc. (a development stage company) and Subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from November 20, 1997 (date of inception) to October 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The financial statements of CardioGenics, Inc. for the period from November 20, 1997 to October 31, 2008 were audited by other auditors whose report dated July 29, 2009 expressed an unqualified opinion on those statements with explanatory paragraphs relating to the Company’s ability to continue as a going concern.  Our opinion on the consolidated statements of operations, stockholders equity (deficiency) and cash flows for the period from November 20, 1997 (date of inception) to October 31, 2011, insofar as it relates to amounts for prior periods through October 31, 2008, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings, Inc. and Subsidiaries as of October 31, 2011 and 2010, and their results of operations and cash flows for the years then ended, and for the period from November 20, 1997 (date of inception) to October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
January XX, 2012

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

(Signed) “BDO Canada LLP”

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario
July 29, 2009

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	October 31,
	2011	2010

Assets

Current Assets
Cash and Cash Equivalents	$669,202	$1,844,752
Accounts Receivable	9,002	—
Share Subscriptions Receivable	—	115,000
Deposits and Prepaid Expenses	1,360,837	89,774
Refundable Taxes Receivable	35,191	21,959
Government Grants and Investment Tax Credits Receivable	—	156,482
	2,074,232	2,227,967
Long term Assets
Property and Equipment, net	82,308	87,465
Patents, net	130,732	170,703
Prepaid Consulting Contract	567,015	—
	780,055	258,168
	$2,854,287	$2,486,135
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable and Accrued Expenses	$416,692	$523,155
Due to Director	—	15,149
Current Portion of Capital Lease Obligation	25,711	20,992
Funds Held in Trust for Redemption of Class B Common Shares	4	—
	442,407	559,296

Long Term Liabilities
Capital Lease Obligation, net of current portion	2,630	20,881
	2,630	20,881

Mandatorily redeemable Class B common stock; par value $.00001 per share: 400,000 shares designated as series 2; 381,749 shares issued and outstanding	—	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	—	—
	—	4

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 65,000,000 shares authorized, 31,237,262 and 28,620,257 common shares and 24,388,904 and 24,388,904 exchangeable shares issued and outstanding as at October 31, 2011 and 2010, respectively	540	514

Additional paid-in capital	41,774,001	37,441,728

Deficit accumulated during development stage	(38,880,934)	(35,006,558)

Accumulated other comprehensive loss	(166,756)	(237,508)

Total CardioGenics Holdings Inc. Stockholders’ Equity	2,726,851	2,198,176
Non-Controlling Interest	(317,601)	(292,222)
Total Equity	2,409,250	1,905,954
Total liabilities and stockholders' equity	$2,854,287	$2,486,135

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended October 31, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2011

			Cumulative
			From
			November 20,
			1997
			(Date of
	For the Years Ended		Inception) to
	October 31,		October 31,
	2011	2010	2011

Revenue	$8,876	—	$8,876

Operating Expenses
Depreciation and Amortization of Property and Equipment	20,399	20,932	201,439
Amortization of Patent Application Costs	5,207	3,023	12,411
Write-off of Patent Application Costs	55,549	105,345	214,625
General and Administrative	1,349,300	1,246,887	5,625,408
Write-off of Goodwill	—	—	12,780,214
Research and Product Development, Net of Investment Tax Credits	613,504	605,658	3,814,877
Cost of Settlement of Lawsuit	1,753,800	—	1,753,800
Total operating expenses	3,797,759	1,981,845	24,402,774
Operating Loss	(3,788,883)	(1,981,845)	(24,393,898)

Other Expenses
Interest Expense and Bank Charges (Net)	20,135	30,166	2,136,636
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Loss on Foreign Exchange Transactions	90,737	104,182	209,265
Total other expenses	110,872	134,348	14,766,924

Loss from Continuing Operations	(3,899,755)	(2,116,193)	(39,160,822)

Discontinued Operations
Gain on Sale of Subsidiary	—	90,051	90,051
Loss from Discontinued Operations	—	(12,355)	(127,762)
Net Loss	(3,899,755)	(2,038,497)	(39,198,533)
Net Loss Attributed to Non-Controlling Interest	25,379	14,225	317,599
Net Loss Attributed to CardioGenics Holdings Inc.	$(3,874,376)	$(2,024,272)	$(38,880,934)

Basic and Fully Diluted Net Loss per Common Share	$(0.07)	$(0.04)
Basic and Fully Diluted Net Loss per Common Share
From Discontinued Operations	$0.00	$0.00

Weighted-average number of Common Shares	54,167,687	49,624,916

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Issuance of common shares for cash November 1998	1,592,732	$16	$(15)				$1
Issuance of common shares for cash December 1998, $.00	796,366	8	35,028				35,036
Issuance of common shares for cash March 1998, $.00	551,611	6	24,442				24,448
Issuance of common shares for cash April 1998, $.00	12,986,611	130	5,573				5,703
Issuance of common shares for cash May 1998, $.01	210,249	2	17,297				17,299
Issuance of common shares for cash August 1998, $.00	2,787,281	28	200				228
Issuance of common shares for cash September 1998, $.01	84,100	1	6,570				6,571
Issuance of common shares for cash October 1998, $.01	31,949	—	2,500				2,500
Comprehensive Income (Loss)
Net Loss				(81,208)			(81,208)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(2,096)		(2,096)
Total Comprehensive Income (Loss)				(81,208)	(2,096)		(83,304)
Balance at October 31, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482
Issuance of common shares for cash November 1998, $.01	32,066	—	2,500				2,500
Issuance of common shares for cash February 1999, $.01	159,273	2	14,287				14,289
Commission paid on issuance of common stock for cash February 1999			(935)				(935)
Issuance of common shares for cash March 1999, $.01	278,728	3	24,707				24,710
Commission paid on issuance of common stock for cash March 1999			(1,647)				(1,647)
Issuance of common shares for cash to minority shareholders April 1999, $.01	—	—	10,707				10,707
Commission paid on issuance of common stock for cash April 1999			(627)				(627)
Issuance of common shares for cash April 1999, $.01	39,818	—	3,814				3,814
Commission paid on issuance of common stock for cash April 1999			(314)				(314)
Issuance of common shares for cash July 1999, $.01	119,455	1	10,073				10,074
Issuance of common shares for cash August 1999, $.01	119,455	1	10,045				10,046
Net loss attributable to noncontrolling interest						(604)	(604)
Comprehensive Income (Loss)
Net Loss				(100,141)			(100,141)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(3,489)		(3,489)
Total Comprehensive Income (Loss)				(100,141)	(3,489)		(103,630)
Balance at October 31, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the year ended October 31, 2011

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2002	21,730,718	$218	$910,334	$(604,849)	$(26,698)	$(6,187)	$272,818
Issuance of common shares for cash May 2003, $.03	28,292	—	9,871				9,871
Issuance of common shares for minority shareholders for cash May 2003 $.03	—	—	10,967				10,967
Issuance of warrants in conjunction with convertible debentures September 2003			358,406				358,406
Issuance of common shares as employee compensation October 2003, $.04	56,584	1	20,421				20,422
Issuance of common shares for minority shareholders as employee compensation October 2003, $.04	—	—	7,564				7,564
Issuance of stock options in exchange for services rendered October 2003	—	—	23,580				23,580
Net loss attributable to noncontrolling interest						(3,825)	(3,825)
Comprehensive Income (Loss)
Net Loss				(228,993)			(228,993)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					42,957		42,957
Total Comprehensive Income (Loss)				(228,993)	42,957		(186,036)
Balance at October 31, 2003	21,815,594	$219	$1,341,143	$(833,842)	$16,259	$(10,012)	$513,767

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2003	21,815,594	$219	$1,341,143	$(833,842)	$16,259	$(10,012)	$513,767
Issuance of warrants in conjunction with convertible debentures September 2004			152,628				152,628
Issuance of common shares as employee compensation October 2004, $.04	123,646	1	47,316				47,317
Issuance of common shares as directors' compensation October 2004, $.04	157,177	2	60,147				60,149
Issuance of stock options in exchange for services rendered October 2004	—	—	27,669				27,669
Issuance of options to directors and committee chairmen for services rendered in October 2004			54,582				54,582
Net loss attributable to noncontrolling interest						(9,774)	(9,774)
Comprehensive Income (Loss)
Net Loss				(592,706)			(592,706)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(6,136)		(6,136)
Total Comprehensive Income (Loss)				(592,706)	(6,136)		(598,842)
Balance at October 31, 2004	22,096,417	$222	$1,683,485	$(1,426,548)	$10,123	$(19,786)	$247,496

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2004	22,096,417	$222	$1,683,485	$(1,426,548)	$10,123	$(19,786)	$247,496
Issuance of common shares as employee compensation November 2004, $.04	9,431	—	3,760				3,760
Issuance of common shares as employee compensation December 2004, $.04	9,431	—	3,692				3,692
Issuance of common shares as employee compensation January 2005, $.04	9,431	—	3,674				3,674
Issuance of common shares as employee compensation February 2005, $.04	9,431	—	3,629				3,629
Issuance of common shares as employee compensation March 2005, $.04	9,431	—	3,701				3,701
Issuance of common shares as employee compensation April 2005, $.04	9,431	—	3,641				3,641
Issuance of common shares as employee compensation May 2005, $.04	9,431	—	3,584				3,584
Issuance of common shares as employee compensation June 2005, $.04	9,431	—	3,628				3,628
Issuance of common shares as employee compensation July 2005, $.04	9,431	—	3,680				3,680
Issuance of common shares as employee compensation August 2005, $.04	9,431	—	3,737				3,737
Issuance of common shares as employee compensation September 2005, $.04	9,431	—	3,821				3,821
Issuance of common shares as employee compensation October 2005, $.04	9,431	—	3,822				3,822
Issuance of stock options in exchange for services rendered October 2005	—	—	33,973				33,973
Net loss attributtable to noncontolling interest						(11,195)	(11,195)
Comprehensive Income (Loss)
Net Loss				(682,408)			(682,408)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(13,288)		(13,288)
Total Comprehensive Income (Loss)				(682,408)	(13,288)		(695,696)
Balance at October 31, 2005	22,209,589	$222	$1,761,827	$(2,108,956)	$(3,165)	$(30,981)	$(381,053)

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders'
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2005	22,209,589	$222	$1,761,827	$(2,108,956)	$(3,165)	$(30,981)	$(381,053)
Issuance of common shares as employee compensation November 2005, $.04	10,478	—	4,232				4,232
Issuance of common shares in exchange for services rendered December 2005, $.04	10,478	—	4,305				4,305
Issuance of common shares in exchange for services rendered January 2006, $.04	10,478	—	4,321				4,321
Issuance of stock options in exchange for services rendered October 2006	—	—	2,658				2,658
Net loss attributable to noncontrolling interest						(8,561)	(8,561)
Comprehensive Income (Loss)
Net Loss				(522,532)			(522,532)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(25,688)		(25,688)
Total Comprehensive Income (Loss)				(522,532)	(25,688)		(548,220)
Balance at October 31, 2006	22,241,023	$222	$1,777,343	$(2,631,488)	$(28,853)	$(39,542)	$(922,318)

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the year ended October 31, 2011

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the year ended October 31, 2011

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119
Issuance of common shares in exchange for services rendered January 2010, $.14	35,000	—	49,000				49,000
Common shares issued on exercise of Warrants, February 2010	75,000	1	35,249				35,250
Common shares issued for cash, February 2010	77,000	1	76,999				77,000
Common shares issued in exchange for services rendered, May 2010	78,371	1	88,199				88,200
Common shares issued in exchange for services rendered, June 2010	50,000	—	18,000				18,000
Common shares issued for cash, October 2010	3,031,150	15	1,515,558				1,515,573
Common shares issued for subscription receivable, October 2010	230,000	1	114,999				115,000
Net loss attributable to noncontrolling interest						(14,225)	(14,225)
Comprehensive Income (Loss)
Net Loss				(2,024,272)			(2,024,272)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					82,307		82,307
Total Comprehensive Income (Loss)				(2,024,272)	82,307		(1,941,965)
Balance at October 31, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954

				Deficit
				Accumulated
				During	Accumulated		Total
			Additional	the	Other		Stockholders
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)
Balance November 1, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954
Issuance of common shares in exchange for services rendered December 2010, $1.00	100,000	1	99,999				100,000
Issuance of common shares for cash December 2010, $.50	600,000	6	297,741				297,747
Issuance of common shares for cash February 2011, $.50	100,000	1	49,999				50,000
Issuance of common shares on exercise of warrants, February 2011, $.47	22,005		10,402				10,402
Refund of common shares subscribed for October 2010 in cash February 2011, $.50	(30,000)		(15,000)				(15,000)
Re-pricing of options in exchange for services rendered, February 2011			163,750				163,750
Issuance of common shares on exercise of options, February 2011, $.01	275,000	3	2,747				2,750
Issuance of common shares on settlement of lawsuit, August 2011	1,000,000	10	599,990				600,000
Issuance of warrants on settlement of lawsuit, August 2011			1,053,800				1,053,800
Issuance of common shares in exchange for services rendered September 2011	550,000	5	291,495				291,500
Issuance of warrants in exchange for services rendered, September 2011			1,777,350				1,777,350
Net loss attributable to noncontrolling interest						(25,379)	(25,379)
Comprehensive Income (Loss):
Net Loss				(3,874,376)			(3,874,376)
Other Comprehensive Income
Currency Translation Adjustment					70,752		70,752
Total Comprehensive (Loss)				(3,874,376)	70,752		(3,803,624)
Balance at October 31, 2011	55,626,166	$540	$41,774,001	$(38,880,934)	$(166,756)	$(317,601)	$2,409,250

CardioGenics Holdings Inc.
Consolidated Statements of Cash Flows
Years Ended October 31, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2011

			Cumulative from
			November 20, 1997
	Years Ended		(Date of Inception)
	October 31		To October 31,
	2011	2010	2011

Cash flows from operating activities
Consolidated Net Loss for the Period	$(3,899,755)	$(2,038,497)	$(39,198,533)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and amortization of Property and Equipment	20,399	20,932	201,439
Amortization of Patent Application Costs	5,207	3,023	12,411
Write-off of Patent Application Costs	55,549	105,345	214,625
Amortization of Deferred Consulting Contract Costs	163,750	—	163,750
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	—	—	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,092
Beneficial Conversion Charge included in Interest Expense	—	—	452,109
Common Stock and Warrants Issued on Settlement of Lawsuit	1,653,800	—	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	—	—	2,508,282
Common Stock Issued for Services Rendered, Net of Prepaid Portion	292,539	155,200	850,051
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	(9,002)	—	(9,002)
Share Subscriptions Receivable	115,000	(115,000)	—
Deposits and Prepaid Expenses	38,233	(77,778)	(50,752)
Refundable Taxes Receivable	(13,232)	(7,081)	(34,327)
Government Grants and Investment Tax Credits Receivable	156,482	19,072	20,062
Accounts Payable and Accrued Expenses	12,017	(227,880)	(232,740)
Advances	—	—	131
Net cash used in operating activities	(1,409,013)	(2,162,664)	(6,266,295)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	(15,242)	(11,058)	(219,666)
Patent Application Costs	(17,764)	(37,091)	(314,570)
Net cash used in investing activities	(33,006)	(48,149)	(338,351)

Cash flows from financing activities
Repayment of Capital Lease Obligation	(13,532)	(2,044)	(15,576)
Due to Director	(15,149)	(131,953)	725,330
Issue of Debentures	—	—	1,378,305
Issue of Common Shares on Exercise of Stock Options	2,750	—	2,781
Issue of Common Shares on Exercise of Warrants	10,402	35,250	45,652
Issue of Common Shares for Cash	347,747	1,707,575	5,624,169
Refund of Share Subscription	(15,000)	—	(15,000)
Redemption of 10% Senior Convertible Debentures	—	(25,000)	(394,972)
Net cash provided by financing activities	317,218	1,583,828	7,350,689

Effect of foreign exchange on cash and cash equivalents	(50,749)	83,221	(76,841)
Cash and Cash Equivalents
Increase (Decrease) in cash and cash equivalents during the period	(1,175,550)	(543,764)	669,202
Beginning of Period	1,844,752	2,388,516	—
End of Period	$669,202	$1,844,752	$669,202

1.	Nature of Business

The accompanying audited consolidated financial statements have been prepared in accordance with the requirements of Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and include the results of CardioGenics, Inc. and its subsidiaries and JAG Media Holdings, Inc and its subsidiaries (”JAG Media”) (from July 31, 2009, date of acquisition)  which are collectively referred to as the “Company.”

CardioGenics Inc. (“CardioGenics”) was incorporated on November 20, 1997 in the Province of Ontario, Canada, and carries on the business of development and commercialization of diagnostic test products for the In Vitro Diagnostics testing market. CardioGenics has several test products that are in various stages of development.  In the last quarter of 2011 CardioGenics commenced selling one of these products, but has generated no significant revenue therefrom.

On July 31, 2009, CardioGenics acquired the business of JAG Media Holdings, Inc. (“JAG Media”). The business acquired is that of gathering and compiling financial and investment information from various financial institutions and other Wall Street professionals. Revenues of the acquired business of JAG Media are generated by releasing such financial information to subscribers in a consolidated format on a timely basis through facsimile transmissions and a web site. Further, software focused on streaming video solutions was acquired through the acquisition of JAG Media by CardioGenics. Historically, further development of this software had been limited as a result of JAG Media’s lack of financial resources.

On February 11, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company sold its interest in JAG Media to Rothcove (see Note 19).

References herein to CardioGenics common shares has been retrospectively adjusted to reflect the exchange ratio of 20.957 established in the Share Purchase Agreement related to the acquisition of JAG Media Holdings, Inc. (“Holdings”).

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

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has a deficit accumulated at October 31, 2011 of approximately $38.9 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(e)	Government Grants and Investment Tax Credits Receivable
The Company’s accounts include claims for investment tax credits relating to scientific research activities of the Company prior to the acquisition described in Note 1. The qualification and recording of this activity for investment tax credit purposes is established by Canadian Income Tax authorities when the income tax returns for the period are assessed. The credit has been recognized in the statement of operations in the year in which the expenses were incurred.

Subsequent to the acquisition described in Note 1, the Company no longer qualifies to receive substantial refunds of Investment Tax Credits (“ITCs”) resulting from scientific research.  Currently the majority of ITCs resulting from scientific research are carried forward to a time when the company becomes tax paying at which time said ITCs are applicable against taxes payable.

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
The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the SEC. The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value.  The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which  provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration.  Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense was recorded to the statement of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

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

(m)	Comprehensive Income (Loss)
Other comprehensive income (loss), which includes only foreign currency translation adjustments, is shown in the Statements of Changes in Stockholders’ Equity (Deficiency).

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

The Company’s reporting currency is the United States Dollar.  Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and a weighted average of exchange rate in effect during the period for expenses, gains and losses.  Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity (deficiency).

(q)	Financial Instruments
The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.  Long-term debt and convertible debentures approximate their fair value based upon the borrowing rates available for the nature of the underlying debt.

(r)	Revenue Recognition
Revenue included in these consolidated financial statements is derived from sales of paramagnetic beads and is recognized on shipment to customers.

(s)	Effects of Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the requirements of ASU 2011-04 and has not yet determined the impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011. The Company does not believe the adoption of the new guidance in the first quarter of 2012 will have an impact on its consolidated financial position, results of operations or cash flows.

(t)	Reclassification
Certain amounts in the 2010 financial statements have been reclassified to conform with the presentation at October 31, 2011.

4.	Property and Equipment

The costs and accumulated depreciation and amortization of property and equipment are summarized as follows:

	October 31
	2011	2010

Furniture and Fixtures	$12,120	$12,120
Lab Equipment	164,504	149,262
Computer Hardware	19,490	19,490
Computer Software	8,433	8,433
Leasehold Improvements	91,269	91,269
Total Property and Equipment	295,816	280,574
Less Accumulated Depreciation and Amortization	213,508	193,109
Property and Equipment, Net	$82,308	$87,465

Depreciation and amortization expense amounted to $20,399 and $20,932 for the years ended October 31, 2011 and 2010, respectively.

5.	Patents

The costs and accumulated amortization of patents are summarized as follows:
	October 31
	2011	2010

Patents	$143,143	$177,907
Less: Accumulated Amortization	(12,411)	(7,204)
Patents, Net	$130,732	$170,703

Weighted-Average Life	17 Years	17 Years

Amortization expense amounted to $5,207 and $3,023 for the years ended October 31, 2011 and 2010, respectively.  Amortization expense is expected to be approximately $5,200 per year for the years ended October 31, 2012 through 2016.  During the years ended October 31, 2011 and 2010, the Company wrote off approximately $52,529 and $105,345 of net book value of patents, respectively, for abandoned patents.

6.	Due to Director

The amount due to a director was due on demand, carried interest at 10% per annum and was repaid during 2011.

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

7.	Income Taxes

The Company adopted the provisions of the guidance for uncertainty in income taxes on November 1, 2007. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of October 31, 2011 were $9,301,631 (2010 - $8,169,337) which will expire from 2014 through 2031.

All fiscal years except 2011 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2010, 2009, 2008, 2007, and July 2009.

As of October 31, 2011 and 2010, the Company had net operating loss carryforwards from US sources of approximately $40,512,000 and $40,076,000, respectively, available to reduce future Federal taxable income which will expire from 2019 through 2031.

For the years ended October 31, 2011 and 2010, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

As of October 31, 2011 and 2010, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	October 31
	2011	2010

Temporary:
Property and equipment	$(27,632)	$(21,512)
Net operating loss carryforwards	18,472,016	17,269,873
Unrealized foreign exchange	(42,525)	(15,304)
Investment tax credits	(103,392)	(100,000)
Permanent:
Common shares issued for lawsuit settlement	(496,140)	—
Common shares and warrants issued for services	(166,575)	—
Total Deferred Tax Assets	17,635,752	17,133,057
Valuation Allowance	(17,635,752)	(17,133,057)
Net Deferred Income Taxes	$—	$—

A reconciliation of the Canadian combined statutory rate to the Company’s effective tax rate for the years ended October 31, 2011 and 2010 is as follows:

	October 31
	2011	2010

Statutory rate	28%	30%
Decrease in income tax rate resulting from:
Rate differences	—	—
Changes in tax rate	—	—
Timing Differences	—	—
Permanent differences	(18.4)%	(12.5)%
Change in valuation allowance	(9.6)%	(17.5)%
Effective tax rate	0.0%	0.0%

8.	Accounts Payable and Accrued Expenses

	October 31
	2011	2010

Accounts Payable	$103,544	$109,913
Research and Development	24,796	26,288
Investor Relations	7,924	87,500
Patent Application Costs	5,209	20,245
Legal Fees	274,616	246,915
Accounting Fees	603	32,294
Total	$416,692	$523,155

9.	Stock-Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for each of the years ended October 31, 2011 and 2010 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:
		Weighted
		Average
		Exercise
	Options	Price

Outstanding – October 31, 2009	305,000	$2.34
Granted	—	—
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2010	305,000	$2.34
Granted	—	—
Forfeited/expired	—	—
Exercised	275,000	$0.10
Outstanding – October 31, 2011	30,000	$0.90
Exercisable	30,000	$0.90

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at October 31, 2011 and 2010.

The following options were exercised during the year for $2,750.

Options

Stock options formerly priced at $0.20 were repriced at $0.01 and extended to August 2011	75,000
Stock options formerly priced at $3.60 were repriced at $0.01 and extended to August 2011	200,000
275,000

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company granted no stock options during the years ended October 31, 2010 and 2011.

The following table summarizes information on stock options outstanding at October 31, 2011:

	Options Outstanding and Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	October 31, 2010	Price	(Years)	Value
$0.90	30,000	$0.90	7.75
	30,000		7.75	$0

	For the Year Ended October 31,
	2011	2010

Weighted Average Fair Value of Options Granted	$—	$—

Cash Received for Exercise of Stock Options	$2,750	$—

The intrinsic value is calculated as the difference between the market value as of October 31, 2010 and the exercise price of the shares.  The market value as of October 31, 2011 was $0.48 as reported by the NASDAQ Stock Market.

10.	Capital Lease Obligations

The Company finances certain equipment acquisitions through capital lease agreements that expire in 2013.  Future minimum rental payments under capital leases and related information in years subsequent to October 31, 2011 are presented in the table below:

	October 31
	2011	2010
Total amount payable in equal monthly installments of $500	$9,000	$—
Total amount payable in equal monthly installments of $2,090	22,440	46,029
	31,440	46,029
Less: Amount representing interest	3,099	4,156
Present value of minimum lease payments	28,341	41,873
Less: Current portion	25,711	20,992
	$2,630	$20,881

Payments under the capital lease are due as follows:

For the years ended October 31

2012	$28,440
2013	3,000
$31,440

The net book value of equipment under capital lease at October 31, 2011 is $42,779 and is included in property and equipment.

11.	Stockholders’ Equity (Deficiency)

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

The Company assumed options outstanding at JAG Media entitling the employees to purchase 75,000 common shares of the Company’s stock at a price of $0.20 per share to August 31, 2011. The Company issued options to employees entitling the employees to purchase 200,000 common shares of the Company’s stock at a price of $3.40 per share to July 31, 2019, based upon change of control provisions in their employment agreements.  All these options were immediately vested.  The fair value of the 275,000 options was included in the purchase price.  During 2011, these options were re-priced at $0.01 per share and subsequently exercised.

On August 1, 2009, the Company issued options to a consultant entitling the consultant to purchase 30,000 common shares of the Company’s stock at a price of $0.90 per share to July 31, 2019.  These options were immediately vested.

	October 31,
	2011	2010

Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,046,808
Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,021,654	1,043,659
Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417
Issued to former employee entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220
Issued to consultants July 31, 2009, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785
Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	—
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	—
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	—
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	—
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	—
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	1,500,000	—
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	1,500,000	—
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including September 20, 2021	1,000,000	—
Total Warrants outstanding	9,804,969	3,826,974

12.	Standby Equity Distribution Agreement

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

On March 12, 2009, concurrent with the execution of the SEDA, the Company and YA Ltd also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the shares of the Company’s common stock to be issued in connection with the SEDA (the “Registrable Securities”). The Company may not file the registration statement for the Registrable Securities (the “Registration Statement”) prior to the tenth (10th) trading day following the Commencement Date and the Company shall not have the ability to make any Advances under the SEDA until the Registration Statement is declared effective. The Company shall cause the Registration Statement that has been declared effective to remain effective at all times until all Registrable Securities under the Registration Statement cease to be Registrable Securities. Once issued, Registrable Securities cease to be Registrable Securities when (i) such Registrable Securities have been disposed of pursuant to the Registration Statement; (ii) such Registrable Securities have been sold under circumstances under which all of the applicable conditions of Rule 144 (or any similar provision there in force) are met; or, (iii) in the opinion of counsel to the Company such Registrable Securities may permanently be sold without registration and without any time, volume or manner limitations pursuant to Rule 144.

Effective March 19, 2010 the Company and YA Ltd. terminated these agreements by mutual consent.

13.	Authorized Share Capital

On September 30, 2009, the Company’s articles of incorporation were amended to increase the total number of common shares authorized for issuance from 500,000,000 shares to 650,000,000 shares of common stock, par value $0.00001 per share.  On April 23, 2010, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares.  The total authorized shares was at the same time reduced to 65,000,000.  The Board of Directors selected a ratio of one-for-ten and the reverse split was effective June 20, 2010.  As a result, the total number of shares of all classes of capital stock authorized for issuance by the Company decreased from 700,440,000 shares to 70,044,000 shares with a par value of $.00001 per share, of which 5,000,000 shares are authorized for issuance as preferred stock, 65,000,000 shares are authorized for issuance as common stock, 40,000 shares are authorized for issuance as Series 2 Class B common stock and 4,000 shares are authorized for issuance as Series 3 Class B common stock.

The shares of Series 2 and Series 3 Class B common stock will be non-voting, have dividend and liquidation rights equal to Class A common stock and be redeemable.  Redemption by the Company shall be mandatory within six months (or as soon thereafter as permitted by law) following the final resolution of any successor lawsuit brought by the Company relating to the subject matter of the Company’s now dismissed lawsuit against certain brokerage firms (Jag Media Holdings, Inc. v. A.G. Edwards & Sons, et al.) in U.S. District Court for the Southern District of Texas, which date shall be determined by the Board of Directors.  The redemption price per share of the Series 2 Class B common stock will be the greater of (i) the par value of each share or (ii) the amount obtained by dividing (a) 90% of the net proceeds to the Company of such lawsuit after payment of fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount by (b) the total number of shares of Series 2 Class B common outstanding.  The redemption price per share of the Series 3 Class B common stock will be the greater of (i) par value of each share or (ii) .0025% of 10% of the net proceeds to the Company of such lawsuit after payment fees and expenses incurred in connection with such lawsuit and all taxes on net income accrued or paid with respect to such amount.

Since the value of the Series 2 and Series 3 Class B common stock is contingent upon the outcome of a pending or successor litigation, the Company recorded the shares of Series 2 and Series 3 Class B common stock that were originally issuable during the year ended July 31, 2003 at their total par value of $4.20.  Since the Company will be required to distribute substantially all the proceeds of the pending litigation to holders of Series 2 and Series 3 Class B common stock, the Company had classified the shares as the equivalent of mandatorily redeemable preferred stock and excluded their carrying value from stockholders’ equity (deficiency) in the accompanying October 31, 2010 consolidated balance sheet pursuant to the rules and regulations of the SEC and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

14.	Issuance of Common Stock

During the years ended October 31, 2011 and 2010 the Company issued the following common shares:

	Year Ended October 31, 2011		Year Ended October 31, 2010
	# of shares	Amount	# of shares	Amount
Issuance to third parties for services rendered	650,000	$391,500	95,000	$77,000
Issuance to a director for cash	600,000	$297,747	—	—
Issuance to third parties for cash	70,000	$35,884	3,108,150	$1,592,575
Issuance to third parties on exercise of warrants	22,005	$10,402	75,000	$35,250
Issuance to third parties on exercise of options	275,000	$2,750	—	—
Issuance to Flow Capital Advisors Inc. on Settlement of Suit	1,000,000	$600,000	—	—
Issued to an employee stockholder for services rendered	—	—	21,090	$23,200
Issued to non-employee stockholders for services rendered	—	—	47,281	$55,000
Issued to unrelated third party for subscription receivable	—	—	230,000	$115,000

The fair value of shares issued services rendered were measured at the fair value of the services rendered on the date rendered.

15.	Redemption of Class B Common Stock

On or about February 28, 2011 CardioGenics Holdings Inc. (“Holdings”) mailed notices to the holders of its outstanding Series 2 Class B Common Stock (the “Series 2 Shares”) and Series 3 Class B Common Stock (the “Series 3 Shares”), which notify such stockholders that Holdings has elected to redeem all outstanding Series 2 Shares and Series 3 Shares in accordance with their terms.  The Redemption Date is April 4, 2011 and the Redemption Price is par value, $0.00001 per share.

Under the terms of Series 2 Shares, the Redemption Price for each Series 2 Class B share shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing (a) ninty percent of the net proceeds to Holdings from any recovery in the lawsuit captioned JAG Media Holdings Inc. vs A.G. Edwards et al., which was commenced in the U.S. District Court for the Southern District of Texas (the “Lawsuit”), divided by (b) the total number of Series 2 Class B Shares issued and outstanding on the Redemption Date, which amount shall be rounded to the nearest whole cent.

Under the terms of the Series 3 Shares, the Redemption Price for each Series 3 Class B Share shall be equal to the greater of (i) par value or (ii) .0025% of then percent of the net proceeds to Holdings from any recovery in the Lawsuit, which amount shall be rounded to the nearest whole cent.

As there was no recovery in the Lawsuit and after evaluating its options in the context of the Lawsuit, Holdings has decided to not currently pursue any “successor” litigation to the Lawsuit.  As a result, the Series 2 Shares and Series 3 Shares are being redeemed at par value in accordance with their terms.

Holdings has established a trust account with TD Bank Canada, which account will hold proceeds sufficient to redeem the issued and outstanding Series 2 Shares and Series 3 Shares.  Accordingly, notwithstanding that any certificate for Series 2 Shares or Series 3 Shares called for redemption shall not have been surrendered for cancellation, all Series 2 Shares and Series 3 Shares called for redemption shall no longer be deemed outstanding, and all rights with respect to such Series 2 Shares and Series 3 Shares shall forthwith on the Redemption Date cease and terminate, except only the right of the holders thereof to receive the pro-rata amount payable of the Series 2 Shares and Series 3 Shares, without interest.

16.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share:
	Years Ended October 31,
	2011	2010

Weighted-average shares - basic	54,167,687	49,624,916
Effect of dilutive securities	—	—
Weighted-average shares - diluted	54,167,687	49,624,916

Basic earnings per share (“EPS”) and diluted EPS for the years ended October 31, 2011 and 2010 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 9,834,969 and 4,131,974 incremental shares, respectively, have been excluded from the years ended October 31, 2011 and 2010, respectively, computation of diluted EPS as they are antidilutive given the net losses generated.

17.	Commitments and Contingent Liabilities

Leases
The Company has entered into an operating lease agreement for the use of operating space.

Aggregate minimum annual lease commitments of the Company under the non-cancellable operating lease as of October 31, 2011 are as follows:

Year	Amount

2012	$43,775
Thereafter	—
Total Minimum Lease Payments	$43,775

Lease expense amounted to $76,602 and $70,633 for the years ended October 31, 2011 and 2010, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

Lawsuit
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

On October 26, 2010, Karver International Inc. filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida against Holdings and several other defendants including affiliates, officers and directors of Holdings.  The Plaintiff generally alleges that the named defendants made certain alleged misrepresentations in connection with the purchase of shares of Holdings.  On December 20, 2010, Holdings and other defendants filed a motion to dismiss on the basis that the court lacks personal jurisdiction over most defendants, that an enforceable forum selection clause requires that the action be litigated in Ontario, Canada that the doctrine of forum non conveniens requires dismissal in favour of the Ontario forum, and that the complaint suffers from numerous other technical deficiencies warranting dismissal (e.g., failure to attach documents to the Complaint, failure to plead fraud with particularity, etc.).  The motion is currently pending.  Should the motion be denied, Holdings will continue to pursue vigorous defenses to this action.  In addition, Karver’s attorney recently filed a motion to withdraw as counsel for Karver.  The courts has granted Karver’s attorney’s motion to withdraw and Karver had until approximately April 26, 2011 to engage new counsel.  On April 20, 2011, having not engaged new counsel as of that date, Karver filed with the court a Notice of Voluntary Dismissal without Prejudice, which dismisses the lawsuit against the named defendants without prejudice to Karver’s rights to recommence the action.

While it is not feasible to predict the outcome of the above proceeding and exposures with certainty, management believes that the ultimate disposition should not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

On January 14, 2010, Flow Capital Advisors Inc. (“Flow Capital”) filed a lawsuit against JAG Media Holdings Inc. in the Circuit Court of the 17th Judicial Circuit In and For Broward County Florida (Case No. 10001713) (the “Flow Capital State Action”).  Pursuant to this lawsuit, Flow Capital alleges that JAG Media Holdings Inc. breached a Non-Circumvention Agreement it had entered into with Flow Capital, dated January 1, 2004.

On January 15, 2010, Flow Capital filed a lawsuit against Holdings, and another defendant in the Inited States District Court for the Southern Distrcit of Florida, Fort Lauderdale Division (Case No. 10-CV-6006-Martinez-Brown) (the “Flow Capital Federal Action”).  This lawsuit alleges that Holdings (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement.  Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings Inc.’s shares received by Holdings, or the equivalent monetary value of the stock.  Plaintiff subsequently amended its complaint to add related tort claims.

Pursuant to applicable federal court rules, the parties to the Flow Capital Federal Action participated in a court mandated mediation session on August 17, 2011 where the parties attempted to settle their disputes.  At the mediation, the parties agreed to a settlement of all claims as described below, subject to the approval of the Board of Directors of Holdings, which approval was subsequently obtained.  Pursuant to the settlement agreement, Flow Capital agredd to dismiss, with prejudice, the Flow Capital Federal Action and the Flow Capital State Action and Holdings agreed to issue Flow Capital 1,000,000 shares of restricted Holdings common stock and warrants to purchase restricted Holdings common stock as follow:

Type of Warrant	Number of Shares	Exercise Price	Vesting Date	Term
Cash Exercise Only	250,000	$0.30/share	Immediate	5 years
Cash Exercise Only	250,000	$0.50/share	Immediate	5 years
Cash Exercise Only	500,000	$0.75/share	Immediate	5 years
Cash Exercise Only	500,000	$1.00/share	Immediate	5 years
Cash or Cashless Exercise	500,000	$0.75/share	Immediate	5 years

The restricted shares of common stock and the warrants are subject to the rights and restrictions of Rule 144 and do not have any registration rights.  As part of the settlement, the parties also exchanged mutual general releases and Holdings agreed to pay Flow Capital, in three monthly instalments, $100,000 for Flow Capital’s legal fees.

18.	Supplemental Disclosure of Cash Flow Information

	Years Ended
	October 31
	2011	2010

Cash paid during the year for:
Interest	$18,748	$35,441
Non-cash financing activity:
Fixed assets acquired through capital lease	$10,660	$43,001
Warrants issued for deferred consulting contracts	$1,777,350	$—

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

Dated: January __, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Yahia Gawad	Chief Executive Officer	January __, 2012
Yahia Gawad

/s/ James Essex	Chief Financial Officer	January __, 2012
James Essex

EXHIBIT INDEX

23.1	Consent of J.H. Cohn LLP

23.2	Consent of BDO Dunwoody LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer