Form 10-K/A
period 2011-10-31
CardioGenics Holdings Inc.
filed 2012-02-01
CIK 1089029

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K to amend and restate in its entirety our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (this “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2012 (the “10-K”). The purpose of this Amendment is solely to add dates to (a) the Report of Independent Registered Accounting Firm (Page F-1), (b) the Signature Page (Page 41), (c) the Consent of Independent Registered Public Accounting Firm (Exhibit 23.1), and (d) the certifications contained in Exhibits 31.1, 31.2 and 32.1, which were inadvertently left undated in the 10-K., and modify the date of the Consent of Independent Registered Public Accounting Firm contained in Exhibit 23.2.

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
January 30, 2012

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

Dated: February 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Yahia Gawad	Chief Executive Officer	February 1, 2012
Yahia Gawad

/s/ James Essex	Chief Financial Officer	February 1, 2012
James Essex

EXHIBIT INDEX

23.1	Consent of J.H. Cohn LLP

23.2	Consent of BDO Dunwoody LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer