Form 10-Q
period 2012-01-31
CardioGenics Holdings Inc.
filed 2012-04-13
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _______________ .

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

Yes ☑   No ☐

As of March 31, 2012 the Registrant had the following number of shares of its capital stock outstanding: 31,237,262 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,908 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended January 31, 2012

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2012	2011
	(Unaudited)	(Note 2)
Assets

Current Assets
Cash and Cash Equivalents	$370,493	$669,202
Accounts Receivable	3,747	9,002
Deposits and Prepaid Expenses	51,515	51,541
Refundable Taxes Receivable	8,530	35,191
Government Grants and Investment Tax Credits Receivable	187,497	187,497
	621,782	952,433

Property and Equipment, net	81,646	82,308
Patents, net	130,041	130,732
	211,687	213,040
Total Assets	$833,469	$1,165,473

Liabilities and Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$579,101	$596,692
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Current Portion of Capital Lease Obligation	21,406	25,711
	600,511	622,407

Long Term Liabilities
Capital Lease Obligation, net of current portion	▬	2,630
Total Liabilities	600,511	625,037

Commitments and Contingent Liabilities
Equity
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share; 65,000,000 shares authorized, 31,237,262 and 31,237,262 common shares and 24,388,904 and 24,388,904 exchangeable shares issued and outstanding as at January 31, 2012 and October 31, 2011 respectively	540	540

Additional paid-in capital	41,774,001	41,774,001

Deficit accumulated during development stage	(41,046,144)	(40,731,174)

Accumulated other comprehensive loss	(163,852)	(173,407)

Total CardioGenics Holdings Inc. stockholders' equity	564,545	869,960
Non-controlling interest	(331,587)	(329,524)
Total equity	232,958	540,436
Total liabilities and stockholders' equity	$833,469	$1,165,473

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

For the Three Months Ended January 31, 2012 and 2011 and

Cumulative from November 20, 1997 (Date of Inception) to January 31, 2012

				Cumulative
				From
				November 20,
				1997
				(Date of
	For the three months Ended			Inception) to
	January 31,			January 31,
	2012	2011		2012

Revenue	$1,136	$	▬	$10,012

Operating Expenses
Depreciation of Property and Equipment	4,555		4,658	205,994
Amortization of Patent Application Costs	1,300		1,042	13,711
Write-off of Patent Application Costs	▬		▬	214,625
General and Administrative	174,163		296,812	7,788,640
Write-off of Goodwill	▬		▬	12,780,214
Research and Product Development, Net of Investment Tax Credits	156,044		158,924	3,844,015
Cost of Settlement of Lawsuit	▬		▬	1,753,800
Total operating expenses	336,062		461,436	26,600,999
Operating Loss	(334,926)		(461,436)	(26,590,987)

Other Expenses
Interest Expense and Bank Charges, Net	3,471		4,604	2,140,107
Loss on Change in Value of Derivative Liability	▬		▬	12,421,023
Loss (Gain) on Foreign Exchange Transactions	(21,364)		40,530	187,901
Total other expenses	(17,893)		45,134	14,749,031

Loss from Continuing Operations	(317,033)		(506,570)	(41,340,016)

Discontinued Operations
Gain on Sale of Subsidiary	▬		▬	90,051
Loss from Discontinued Operations	▬		▬	(127,762)
Net Loss	(317,033)		(506,570)	(41,377,729)
Net Loss attributable to non-controlling interest	(2,063)		(3,414)	(331,587)
Net Loss attributable to CardioGenics Holdings Inc.	$(314,970)		$(503,156)	$(41,046,144)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.01)		$(0.00)

Weighted-average shares of Common Stock outstanding	55,626,166		53,389,598

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Equity (unaudited)

For the three months ended January 31, 2012

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Equity
Balance November 1, 2011	55,626,166	$540	$41,774,001	$(40,731,174)	$(173,407)	$(329,524)	$540,436
Net loss attributable to noncontrolling interest						(2,063)	(2,063)
Comprehensive Income (Loss):
Net Loss				(314,970)			(314,970)
Other Comprehensive Income
Currency Translation Adjustment					9,555		9,555
Total Comprehensive (Loss)							(305,415)
Balance at January 31, 2012	55,626,166	$540	$41,774,001	$(41,046,144)	$(163,852)	$(331,587)	$232,958

 See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months Ended January 31, 2012 and 2011 and

Cumulative from November 20, 1997 (Date of Inception) to January 31, 2012

			Cumulative from
			November 20, 1997
	Three Months Ended		(Date of Inception)
	January 31		To January 31,
	2012	2011	2012
Cash flows from operating activities
Net Loss for the Period	$(317,033)	$(506,570)	$(41,377,729)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation of Property and Equipment	4,555	4,658	205,994
Amortization of Patent Application Costs	1,300	1,042	13,711
Write-off of Patent Application Costs	▬	▬	214,625
Amortization of Deferred Consulting Contract Costs	▬	▬	163,750
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss on Change in Value of Derivative Liability	▬	▬	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	▬	▬	922,539
Unrealized Foreign Currency Exchange Gains	▬	▬	25,092
Beneficial Conversion Charge included in Interest Expense	▬	▬	452,109
Re-Pricing of Options for Services Rendered	▬	▬	163,750
Common Stock and Warrants issued on Settlement Of Lawsuit	▬	▬	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	▬	▬	2,508,282
Common Stock Issued and Warrants for Services Rendered	▬	100,000	2,726,262
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and Committee Chairman	▬	▬	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	5,255	▬	(3,747)
Share Subscriptions Receivable	▬	115,000	▬
Deposits and Prepaid Expenses	26	(6,138)	(50,726)
Refundable Taxes Receivable	26,661	(6,103)	(7,666)
Government Grants and Investment Tax Credits Receivable	▬	156,482	(167,435)
Accounts Payable and Accrued Expenses	(17,591)	(120,694)	(188,811)
Advances	▬	▬	131
Cash used in operating activities	(296,827)	(262,323)	(6,675,051)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	▬	195,885
Purchase of Property and Equipment	(3,892)	▬	(223,558)
Patent Application Costs	(609)	▬	(315,179)
Cash used in investing activities	(4,501)	▬	(342,852)

Cash flows from financing activities
(Repayment) of Capital Lease Obligations	(6,935)	(5,489)	(22,511)
Due to Director	▬	(4,384)	725,330
Issue of Debentures	▬	▬	1,378,305
Issue of Common Shares on Exercise of Stock options	▬	▬	2,781
Issue of Common Shares on Exercise of Warrants	▬	▬	45,652
Issue of Common Shares for Cash	▬	297,747	5,624,169
Refund of Share Subscription	▬	▬	(15,000)
Redemption of 10% Senior Convertible Debentures	▬	(25,000)	(394,972)
Cash (used in) provided by financing activities	(6,935)	287,874	7,343,754

Effect of foreign exchange on cash and cash equivalents	9,554	2,026	44,642
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	(298,709)	27,577	370,493
Beginning of Period	669,202	1,844,752	▬
End of Period	$370,493	$1,872,329	$370,493

  See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2012 and 2011

1.	Nature of Business

CardioGenics Inc. (“CardioGenics”) was incorporated on November 20, 1997 in the Province of Ontario, Canada, and carries on the business of development and commercialization of diagnostic test products to the In Vitro Diagnostics testing market. CardioGenics has several test products that are in various stages of development.

CardioGenics’ business is that of a development-stage company, with a limited history of operations. CardioGenics has several test products that are in various stages of development. In 2011, the Company commenced selling one of these products, but has generated no significant revenue, therefrom. There can be no assurance that the Company will be successful in obtaining regulatory approval for the marketing of any of the existing or future products that the Company will succeed in developing.

On October 27, 2009, the name of the Company was changed from JAG Media Holdings, Inc. to CardioGenics Holdings, Inc.

2.	Basis of Presentation

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of January 31, 2012, their results of operations for the three months ended January 31, 2012 and 2011, and the period from November 20, 1997 (date of inception) to January 31, 2012, changes in equity for the three months ended January 31, 2012 and cash flows for the three months ended January 31, 2012 and 2011, and the period from November 20, 1997 (date of inception) to January 31, 2012. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2011 and 2010 (the “Audited Financial Statements”) included in the Company’s Form 10-K/A that was previously filed with the SEC on April 13, 2012 and from which the October 31, 2011 consolidated balance sheet was derived.

The results of the Company’s operations for the three months ended January 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2012.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at January 31, 2012 of approximately $41.0 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2012 and 2011

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

3.	Summary of Significant Accounting Policies.

(a)	Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 beginning in fiscal 2014.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. Early adoption is permitted. The Company plans to implement the provisions of ASU 2011-05 by presenting a separate statement of other comprehensive income following the statement of operations beginning in fiscal 2013.

4.	Income Taxes

Based on the Company’s evaluation, management has concluded that there are no significant changes to uncertain tax positions.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of January 31, 2012, approximated $6,020,000 (2011 - $4,830,000) which will expire from 2013 through 2032. All fiscal years except 2011 have been assessed as originally filed in Canadian jurisdictions. The return for 2011 has yet to be filed and the return for 2010 is being re-filed to claim research and development credits.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2012 and 2011

As of January 31, 2012, the Company had net operating loss carryforwards from US sources of approximately $40,593,000 available to reduce future Federal taxable income which will expire from 2019 through 2032. Returns for the tax years 2008 through 2011 are yet to be filed.

For the three months ended January 31, 2012 and 2011, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

5.	Stock Based Compensation

Stock-based employee compensation related to stock options for the three months ended January 31, 2012 and 2011 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding – October 31, 2010	305,000	$2.34	*
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	275,000	$0.01
Outstanding – October 31, 2011	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – January 31, 2012	30,000	$0.90

* Of the 305,000 options outstanding as at October 31, 2010 at a weighted average exercise price of $2.34, 275,000 options were repriced during fiscal 2011 to $0.01.

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at January 31, 2012.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2012 and 2011

6.	Warrants

Outstanding warrants are as follows:

	January 31, 2012	October 31, 2011
	(number of warrants)
Warrants Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,046,808
Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,021,654	1,021,654
Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417
Issued to former employee entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220
Issued to consultants July 31, 2009, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785
Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including March 20, 2013	1,000,000	1,000,000
Total Warrants outstanding	9,804,969	9,804,969

7.	Issuance of Common Stock

During the three months ended January 31, 2012, the Company issued no common stock.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2012 and 2011

8.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended January 31,
	2012	2011

Weighted-average shares - basic	55,626,166	53,389,598
Effect of dilutive securities	▬	▬
Weighted-average shares - diluted	55,626,166	53,389,598

Basic earnings per share “EPS” and diluted EPS for the three months ended January 31, 2012 and 2011 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 9,834,969 and 4,131,974 incremental shares respectively have been excluded from the three months ended January 31, 2012 and 2011 computation of diluted EPS as they are antidilutive given the net losses generated.

9.	Commitments and Contingent Liabilities

Lawsuits

On April 22, 2009, the Company was served with a statement of claim from a former employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in the Company, with an aggregate claim of $514,000. The Company considers the claim to be without any merit, has already delivered a statement of defense and intends to vigorously defend the action. If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action. The amount of any loss is not determinable and the likelihood is unknown.

10.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	January 31
	2012		2011

Cash paid during the year for:
Interest		$2,200		$2,194
Income taxes	$	▬	$	▬

Item 2.  Management’s Discussion and Analysis

You should read this Management’s Discussion and Analysis (“MD&A”) in combination with the accompanying unaudited condensed interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K/A filed on April 13, 2012.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed interim consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial statements filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

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

The accounting policies and estimates used as of October 31, 2011, as outlined in our previously filed Form 10-K/A, have been applied consistently for the three months ended January 31, 2012.

Related Party Transactions

None.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Three months ended January 31, 2012 as compared to three months ended January 31, 2011.

	Three Months
	Ended January 31,
	2012	2011	$ Change

Revenue	$1,136	$-	$1,136

Operating expenses:
Depreciation of property and equipment	4,555	4,658	(103)
Amortization of patent application costs	1,300	1,042	258
General and administrative expenses	174,163	296,812	(122,649)
Research and product development, net of investment tax credits	156,044	158,924	(2,880)
Total operating expenses	336,062	461,436	(125,374)
Operating Loss	334,926	461,436	(126,510)
Other expenses (income)
Interest expense and bank charges, net	3,471	4,604	(1,133)
Loss (gain) on foreign exchange	(21,364)	40,530	(61,894)

Net loss	$317,033	$506,570	$(189,537)

Revenues

During the three months ended January 31, 2012 and 2011 we generated revenues of 2012 - $1,136 and 2011 – NIL respectively from sales of paramagnetic beads.

Operating expenses

Operating expenses include the costs to a) develop and patent a method for controlling the delivery of compounds to a chemical reaction; b) develop the QL Care Analyzer, a small, automated, robust and proprietary point of care testing device; and, c) customize paramagnetic beads through our proprietary method which improves their light collection. In addition, the Company is in the process of adapting test products for the POC disposable, single-use cartridge-format. Detailed manufacturing specifications and costing have been created and custom manufacturers have been sourced.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in consulting fees.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $317,000 and a cash flow deficiency from operating activities of approximately $297,000 for the three months ended January 31, 2012. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  There is doubt about the Company’s ability to continue as a going concern.

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

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs.

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of January 31, 2012 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended January 31, 2012 and 2011 or that they will have a significant effect at the time they become effective.

Item 3.    Quantative and Qualitative Disclosure About Market Risk

N/A.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting (as defined in the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of our disclosure controls and procedures and internal controls over financial reporting for the quarter ended January 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our disclosure controls and procedures and internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our disclosure controls and procedures and internal controls over financial reporting:

•	lack of documented policies and procedures;

•	there is no effective separation of duties, which includes monitoring controls, between the members of management; and,

•	lack of resources to account for complex and unusual transactions.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(a)	Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended January 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2009, CardioGenics was served with a statement of claim in the Province of Ontario, Canada, from a prior contractor claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics, with an aggregate claim of $514,000.  The Company considers all the claims to be without any merit, has already delivered a statement of defence and intends to vigorously defend the action.  If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action. The amount of any loss is not determinable and the likelihood is unknown.

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

The restricted shares of common stock and the warrants are subject to the rights and restrictions of Rule 144A and do not have any registration rights. As part of the settlement, the parties also exchanged mutual general releases and CardioGenics Holdings Inc. agreed to pay Flow Capital, in three monthly installments, $100,000 for Flow Capital’s legal fees.

On August 23, 2011, the Company’s Board of Directors approved the settlement. As a result, the Company recorded a charge to the Condensed Statement of Operations at July 31, 2011 of $1,753,800 for Cost of Settlement of Lawsuit.

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

CARDIOGENICS HOLDINGS INC.

Date: April 13, 2012	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: April 13, 2012	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

