Form 10-K/A
period 2011-10-31
CardioGenics Holdings Inc.
filed 2012-04-16
CIK 1089029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment to our annual report on Form 10-K/A is being filed in order to restate:

.	our consolidated balance sheet as of October 31, 2011 by decreasing amounts reported in deposits and prepaid expenses, prepaid consulting contract, total assets, total equity attributable to CardioGenics Holdings Inc., total equity and total liabilities and equity and increasing amounts reported in government grants and investment tax credits receivable, accounts payable and accrued expenses, deficit accumulated during development stage, accumulated other comprehensive loss, and non-controlling interest.

.	our consolidated statement of operations for the year ended October 31, 2011 by decreasing amounts reported in research and product development, net of investment tax credits, and increasing general and administrative expenses, total operating expenses, operating loss, loss from continuing operations before income tax, net loss, net loss attributed to non-controlling interest and net loss attributed to CardioGenics Holdings Inc.

During the preparation of the January 31, 2012 interim consolidated financial statements, the Company determined that the accounting for the issuance of common stock and warrants in the year ended October 31, 2011 required restatement. The Company also determined that the recording of certain tax related income and expenses required restatement.

As a result of these restatements, amounts in our consolidated balance sheet, statement of operations, statement of cash flows and equity for the year ended October 31, 2011 have been corrected. This restatement also resulted in changes to notes 8 and 9 to the consolidated financial statements. Cash flow has been restated to reflect classification errors resulting in an increase in cash from operating activities of $111,927.

The restatement relates to the following:

a)	in September 2011 we entered into consulting contracts covering a period of eighteen months, compensation for which included the issuance of common stock and fully vested warrants. The Company determined that the fair value of the compensation was $2.1 million. Based on our initial evaluation of the relevant accounting guidance, the Company recorded the fair value as an asset as part of a prepaid expense in 2011 and began amortizing this balance to General and Administrative expense over an eighteen month period. The offset to the prepaid expense was recorded as Additional Paid-in Capital. The Company has subsequently determined that the entire fair value of the compensation for these contracts should have been expensed immediately rather than recorded as an asset. In order to correct this error, the Company reduced the current portion of Deposits and Prepaid Expenses by $1,309,296 and Prepaid Consulting Contract by $567,015 as at October 31, 2011, expensed the fair value of these contracts of $1,869,660 as part of General and Administrative expenses in the year ended October 31, 2011 and recorded a reduction in Currency Translation Adjustment of $6,651;
b)	the Company determined that a Government Grant and Investment Tax Credit receivable relating to investment tax credits under the scientific research and experimental development auspices of the Canadian income tax act in the amount of approximately $187,497 had formerly not been recorded. In order to correct this error, the Company increased Government Grants and Investment Tax Credits Receivable and reduced General and Administrative expenses as at and for the year ended October 31, 2011; and,
c)	the Company determined that potential tax penalties in the amount of $180,000 related to the late filing of certain tax returns with the Internal Revenue Service had formerly not been recorded. In order to correct this error, the Company increased Accounts Payable and Accrued Expenses and General and Administrative expenses as at and for the year ended October 31, 2011.

A summary of the effects of this restatement to our financial statements included within this Amendment on Form 10-K/A in presented at Note 2, “Restatement of Financial Statements”.

This Amendment amends Part II, Items 6,7,8 and 9A, and Part IV, Item 15 of the Annual Report on Form 10-K for the year ended October 31, 2011. This Amendment continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-K for the year ended October 31, 2011 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

2 Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p3

The following table summarizes the market size and projections of the IVD market and the sub-sectors where our products will compete:

Product	2007	2008	2009	2010	2011
IVD (billions)	$42.1	$44.5	$47.1	$49.1	$52.9
Immunoassay Testing (billions)	4.185	4.435	4.695	4.975	5.260
POC Testing (billions)	1.625	1.715	1.815	1.910	2.02
Cardiac Marker Tests (millions)	425	471.75	523.64	581.24	645.17

In 2007, 16 top tier IVD companies occupied 78% of the global market ($32 billion).  Since 2005, there has been a trend toward consolidation at all levels of the IVD market.  In 2007, three top tier companies, DPC, Dade Behring and Bayer Diagnostics, merged to become Siemens Medical Diagnostics.

Immunoassay Market

The 2007 world market for all immunoassays excluding infectious diseases is estimated at $4,185 million3, and by 2012 the market is projected to grow by 6% annually to reach $5,605 million worldwide. Immunoassays sales for cardiac markers were $785 million in 2007, or 12% of market, and this is expected to increase to $1,050 million (12%) by 20124. The following Table illustrates the relationships between the top IVD companies and sales of IVD products.

Revenue History of Leading Immunoassay Vendors, $ million 2005-20075

	2007	2006	2005
Abbott Diagnostics	2,100	1,900	1,800
Siemens/Dade Behring	825	785	750
Siemens/Bayer	750	714	680
Beckman Coulter	596	484	402
Siemens/DPC	595	517	473
Roche	575	509	450
bioMérieux	363	362	353
Fujirebio	299	277	279
Ortho	200	190	160
TOTAL	6,303	5,738	5,347

Immunoassay testing segment of the IVD market is characterized by:

•	Expanding opportunities after completion of the human genome project.

•	Demand for automated and sensitive POC immunoassay analyzers.

•	Search for an ideal POC platform.

3 $6.685 million including infectious diseases

4 Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p401

5 Estimated. Kalorama Information, The Worldwide Market for In Vitro Diagnostics Tests, 6th Edition, June 2008, p402

•	Increased mergers and acquisition among top tier IVD companies to achieve more complete product lines

•	Greater cooperation between test developers and top tier IVD companies.

Over the next 5-10 years, the immunoassay business will see:

•	The continued automation of routine immunoassays – thyroid, anemia, fertility, therapeutic drug monitoring and drugs of abuse; and

•	More new assays and test categories for disease risk evaluation.[6]

Point-Of-Care (POC) Testing Market

Point Of Care (POC) testing refers to a laboratory assay that can be performed outside of a centralized facility, with results available within minutes. POC testing is divided into personal use tests, such as pregnancy tests, and professional use tests, that are administered in a physician’s office or hospital emergency ward. Our tests will compete in the professional use testing market sector.

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
16

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our executive and administrative headquarters are currently located at 6295 Northam Drive, Units 6 through 9, Mississauga, Ontario L4V 1W8 Canada. We rent this space at a cost of CDN$6,432 per month.

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

Results of Operations for the Years Ended October 31, 2011 and October 31, 2010

The following table sets forth the Company’s results of operations for the years ended October 31, 2011 and October 31, 2010:

	Years Ended October 31,
	2011	2010
	(Restated)
Revenue	$8,876	$—

Operating Expenses:
Depreciation and amortization of property and equipment	20,399	20,932
Amortization of patent application costs	5,207	3,023
Write-off of patent application costs	55,549	105,345
General and administrative	3,398,960	1,246,887
Cost of settlement of lawsuit	1,753,800	—
Research and product development, net of investment tax credits	426,007	605,658
Total operating expenses	5,659,922	1,981,845

Operating loss	(5,651,046)	(1,981,845)

Other Expenses:
Interest expense and bank charges (net)	20,135	30,166
Loss on foreign exchange transactions	90,737	104,182
Total other expenses	110,872	134,348

Loss from Continuing Operations	(5,761,918)	(2,116,193)

Discontinued Operations:
Gain on sale of subsidiary	—	90,051
Loss from discontinued operations	—	(12,355)
Net Loss	$(5,761,918)	$(2,038,497)

Revenues

Cardiogenics commenced selling paramagnetic beads.  Revenues reflect sales of beads in the last quarter of 2011.

Operating expenses

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The change in general and administrative expenses is attributable primarily to an increase in professional and consulting fees partially offset by a reduction in share compensation rewarded to officers in the current period to nil.

Research and product development costs, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The change in research and development expenses is attributable primarily to an increase in staff engaged in R&D in 2011, offset by a Canadian refundable tax credit not obtained in the prior year.

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

Liquidity and Capital Resources

For the year ended October 31, 2011 the Company incurred a net loss of approximately $5,762,000 (2010-$2,038,000) and a cash flow deficiency from operating activities of approximately cash flow $1,521,000 (2010-$2,163,000). The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our financial statements.

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

Seasonality

The Company does not believe that its business is materially affected by seasonal trends or inflation. On an ongoing basis, the Company will attempt to minimize any effect of inflation on its operating results by controlling operating costs.

Summary of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of its operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for financial statements filed with the SEC.

(a)	Convertible Debentures

In accordance with guidance in accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios, the Company recognized an embedded beneficial conversion feature present in the convertible debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

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

Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of prototype products, including payroll costs. Amounts expected to be received from governments under Scientific Research Tax Credit arrangements are offset against current expenses.  The Company recognizes revenue from restricted grants in the period in which the Company has for refundable tax credits incurred the expenditures in compliance with the specific restrictions.

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

The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Securities and Exchange Commission (“SEC”). The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value.  The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which  provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration.  Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense was recorded to the statement of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

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

(f)	Non-controlling Interest in Consolidated Financial Statements

The Company follows the authoritative guidance for accounting and reporting for minority interests which characterizes non-controlling interests as a component of equity within the consolidated balance sheets.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company will adopt the requirements of ASU 2011-04 in the first quarter of 2012 and anticipates a negligible impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in equity and requiring that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company plans to implement the provisions of ASU 2011-05 by presenting a separate statement of other comprehensive income following the statement of operations beginning in fiscal 2013.

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

2010

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of disclosure controls and procedures and concluded that our disclosure controls and procedures was not effective as of October 31, 2011 primarily due to material weaknesses in internal controls over financial reporting (see below).

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

Our management concluded that as at October 31, 2011 our internal controls over financial reporting were not effective based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures;

•	lack of resources to account for complex and unusual transactions: and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only a management’s report.

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

Board of Directors and Executive Officers

Name	Age	Position
Yahia Gawad	53	Director & Chief Executive Officer

Alexander D.G. Reid	73	Director

J. Neil Tabatznik	61	Director/Acting Chairman

Linda J. Sterling	50	Director & Secretary

James A. Essex	63	Chief Financial Officer

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

J. Neil Tabatznik (age 61, Director of CardioGenics since 2005, Acting Chairman of CardioGenics since 2009). Mr. Tabatznik is the Chairman, CEO of Arrow Pharmaceuticals Inc. Arrow Pharmaceuticals is part of a global generic drug company established in 2000, and has seen rapid growth from $0 to $700 million in 8 years. The Arrow Group has sales operations in 5 continents and employs more than 1000 people worldwide. Prior to Arrow Pharmaceuticals, Mr. Tabatznik was the Chairman, CEO of Genpharm Inc. (1993-2000), which was acquired by MerckKGaA in 1994 and is now a part of Mylan Inc. the world's third largest generic and specialty pharmaceutical company. He was a Barrister-at-Law in London and was called to the Bar of England and Wales in 1978. He has extensive expertise in pharmaceutical manufacturing and negotiations of agreements with multinational companies.

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

Based solely on our review of the copies of such forms with respect to fiscal 2011, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

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

Summary Compensation Table

The following table provides information concerning compensation of CardioGenics’ named executives for CardioGenics’ last two completed fiscal years ending October 31, 2010 and 2011.

Name and		Salary		Stock Awards	Total
Principal Position	Year	($)		($)	($)

Dr. Yahia Gawad	2011	152,238	(1)		152,238
Chief Executive Officer	2010	143,968	(1)		143,968

James A. Essex	2011	36,537	(1)		36,537
Chief Financial Officer	2010	35,881	(1)		35,881

Linda J. Sterling	2011	30,448	(1)		30,448
Corporate Secretary	2010	45,590	(1)		45,590

(1)	Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended October 31, 2011 and October 31, 2010.

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

As the CardioGenics Acquisition resulted in a “change in control” as described above, Messrs. Mazzarisi and Schoepfer were each granted upon their resignation at the closing an option to acquire 100,000 shares of our common stock at an exercise price of $3.60 per share, in accordance with the terms of their respective employment agreements.  During 2011, all options formerly held by Messrs. Mazzarisi and Schoepfer were re-priced at $0.01 per share and exercised.

Director Compensation

Non-Employee Directors' Compensation

In fiscal 2011 our policy for compensation of non-employee directors was as follows:

1.	Non-employee directors do not receive an annual cash base retainer.

2.	At the discretion of the full Board of Directors, nonemployee directors may receive shares of the Company’s common stock. The number and terms of such shares is within the discretion of the full Board of Directors.

3.	Directors who are officers or employees of CardioGenics do not receive separate consideration for their service on the Board of Directors.

Fiscal Year 2011 Director Compensation Table

	Stock Award	Stock Award
	As Director	(Other)	Total (1)
Name	$	$	$

J. Neil Tabatznik	0		0

Alexander D. G. Reid	0		0

(1)	As of October 31, 2011, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Tabatnik (561,648) and Mr. Reid (52,393).
32

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

During the year ended October 31, 2011, the Company repaid advances from a director totaling approximately $15,149 bearing interest at 0% per annum.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP has been appointed as our independent public accountants for the year ended October 31, 2011 by unanimous approval of the Board of Directors. KPMG LLP is the successor to our former independent auditors J.H. Cohn LLP.

J.H. Cohn LLP had served as our independent auditors since August 31, 2009. The appointment of J. H. Cohn LLP as our independent public accountants was unanimously approved by the Board of Directors. J.H. Cohn LLP is the successor to our former independent auditors, BDO Dunwoody LLP (“BDO”).

BDO served as our independent auditors from December 1, 2007 until August 31, 2009.

The following table sets forth the aggregate fees paid by CardioGenics for the fiscal years ended October 31, 2011 and 2010 to our independent auditors:

	Fiscal Year		Fiscal Year
	Ended		Ended
	October		October
	2011		2010

Audit fees	$130,000	(1)	$66,090
Audit related fees	$53,173	(2)	$46,728	(2)
Tax fees (3)	$0	(3)	$0	(3)
All other fees	$0		$0

(1)	Represents estimated audit fees for the fiscal year ended October 31, 2011.
(2)	Represents charges of J.H. Cohn LLP, CardioGenics’ auditor in the fiscal years ended October 31, 2011and 2010 for review of interim financial statements.
(3)	J.H. Cohn LLP or KPMG LLP did not provide and did not bill for any tax services.

All Other Fees

There were no other fees billed by KPMG LLP or J.H. Cohn LLP in the years ended October 31, 2011 or October 31, 2010.

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

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on June 19, 2006.

3.2	Bylaws of Registrant. Incorporated by reference to the Registrant’s Form SB-2 filed with the SEC on September 30, 1999.

3.3	Certificate of Designation of Series 1 Preferred Stock of Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

3.4	Articles of Amendment of CardioGenics ExchangeCo Inc. effective July 14 2009 and Articles of Incorporation of CardioGenics ExchangeCo Inc. Effective May 22, 2009

3.5	Certificate of Amendment to Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form DEF 14C filed with the SEC on September 9, 2009.

3.6	Certificate of Change of CardioGenics Holdings Inc. Effective June 18, 2010. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 23, 2010.

4.1	Form of Common Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.2	Form of Series 2 Class B Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.3	Securities Purchase Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.4	Letter Agreement, dated January 31, 2008, relating to the conversion of the remaining principal balance of the convertible secured debentures. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 6, 2008.

4.5	Warrant No. CCP-1 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.6	Warrant No. CCP-2 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.7	Warrant No. CCP-3 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.8	Warrant No. CCP-4 for 3,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.9	Warrant No. CCP-5 for 3,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.10	Letter Agreement, amending Warrant No. CCP-4. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

Exhibit No.	Description
4.11	Investor Registration Rights Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

10.1	Non-Binding Letter of Intent, dated October 1, 2008, by and among the Registrant, BlueCreek, e2 Business and YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

10.2	1999 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit [ ] to the Registrant’s Form S-8 filed with the SEC on May 1, 2002.

10.3	Amended and Restated Employment Agreement, dated August 31, 2001, between Thomas J. Mazzarisi and Registrant. Incorporated by reference to Exhibit 10.21 in Amendment No. 1 to the Registrant’s Form SB-2 filed with the SEC on September 26, 2001.

10.4	Amended and Restated Employment Agreement, dated August 31, 2001, between Stephen J. Schoepfer and Registrant. Incorporated by reference to Exhibit 10.20 in Amendment No. 1 to the Registrant’s Form SB-2 filed with the SEC on September 26, 2001.

10.5	Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, between Registrant and Thomas J. Mazzarisi. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

10.6	Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, between Registrant and Stephen J. Schoepfer. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

10.7	Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Thomas J. Mazzarisi. Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.8	Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Stephen J. Schoepfer. Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008

10.9	Extension of Amended and Restated Employment Agreement dated as of November 12, 2008 between registrant and Thomas J. Mazzarisi. Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.10	Extension of Amended and Restated Employment Agreement dated as of November 12, 2008 between registrant and Stephen J. Schoepfer. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.11

Consulting Agreement, dated November 12, 2007, between the Registrant and Walsh Organization, Inc.

Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

10.12	Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary Valinoti and the Law Firm of O’Quinn, Laminack & Pirtle. Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

10.13	Subscription Agreement, dated December 10, 2002, between the Registrant and Bay Point Investment Partners LLC. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 9, 2003.

10.14	Placement Agent Agreement, dated December 10, 2002, between the Registrant and RMC 1 Capital Markets, Inc. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 9, 2003.

Exhibit No.	Description
10.15	Placement Agent Agreement, dated as of June 19, 2003, between the Registrant and RMC 1 Capital Markets, Inc., as amended on August 12, 2003. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2003.

10.16	Subscription Agreement, dated as of June 19, 2003, between the Registrant and Bay Point Investment Partners LLC, as amended on August 12, 2003. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2003.

10.17	Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P. Incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

10.18	Non-Circumvention/Non-Disclosure Agreement, dated as of January 1, 2004 between Flow Capital Advisors Inc. and the Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2007.

10.19	Finder’s Fee Agreement, dated as of January 5, 2004, between the Registrant and Flow Capital Advisors, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 20, 2004.

10.20	Finder’s Fee Agreement, dated as of March 14, 2005, by and between the Registrant and Flow Capital Advisors, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2007.

10.21	Irrevocable Transfer Agent Instructions, effective May 25, 2006, between the Registrant and YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

10.22	Letter, dated as of June 17, 2008, from Cryptometrics regarding termination of the agreement and plan of merger between the Registrant and Cryptometrics. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 18, 2008.

10.23	Stand-By Equity Distribution Agreement dated March 12, 2009 between Registrant and YA Global Master SPV Ltd. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 13, 2009.

10.24	Registration Rights Agreement dated March 12, 2009 between Registrant and YA Global Master SPV Ltd. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 13, 2009.

10.23	Share Purchase Agreement dated May 22, 2009 between Registrant, CardioGenics ExchnageCo Inc., CardioGenics Inc. And Yahia Gawad, Principal Shareholder of CardioGenics Inc.

10.24	Voting and Exchange Trust Agreement dated July 6, 2009 among Registrant, CardioGenics ExchangeCo Inc. and Weirfoulds LLP. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.25	Support Agreement dated July 6, 2009 between Registrant and CardioGenics ExchangeCo Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.26	Agreement dated September 10, 2009 between Registrant and The Investor’s Relations Group, Inc. by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009.

10.27	Agreement dated September 28, 2009 between Registrant and Gilford Securities Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 2, 2009.

10.28	Retainer Agreement dated January 20, 2010 between Registrant and Wolf, Axelrod & Weinberger Associates LLC. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

10.29	Letter of Agreement dated January 18, 2010 between Registrant and The Investor Relations Group, Inc. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

Exhibit No.	Description
10.30	Employment agreement dated July 31, 2009 between Registrant and Dr. Yahia Gawad. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

10.31	LLC Membership Interest Purchase Agreement dated February 10, 2010 between Registrant and Rothcove Partners LLC. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

10.31	Lock-Up Agreement dated March 15, 2010 among Yahia Gawad, CardioGenics Holdings Inc., CardioGenics ExchangeCo Inc. and Weirfoulds LLP. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 16, 2010.

10.32	Letter Agreement dated March 19, 2010 between Registrant and YA Global Master SPV Ltd. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 22, 2010.

10.33	Form of Lock-Up Agreements entered into by certain members of the Board of the Directors of Registrant and certain other stockholders with respect to their “Exchangeable Shares.” Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 25, 2010.

10.34	Form of Lock-Up Agreements entered into by certain members of the Board of the Directors of Registrant and certain other stockholders with respect to their shares of the Registrant’s common stock. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 25, 2010.

10.35	Form of Subscription Agreements for Sale of Unregistered Securities made on November 3, 2010. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 4, 2010.

10.36	Letter Agreement dated December 21, 2010 entered into between CardioGenics Holdings Inc. and Chandra Panchal. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 22, 2010.

10.37	Redemption Notice for Series 2 Class B Common Stock dated February 25, 2011 and Redemption Notice for Series 3 Class B Common Stock dated February 25, 2011. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 2, 2011.

10.38	Intellectual Property Assignment & License Agreement dated June 21, 2011 between CardioGenics Inc., an Ontario corporation and Luxspheres Inc., an Ontario corporation. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 22, 2011.

14.1	Code of Ethics. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

21.1	Subsidiaries of Registrant. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on January 31, 2011.

23.1	Consent of KPMG LLP

23.2	Consent of J.H. Cohn LLP*

23.3	Consent of BDO Dunwoody LLP*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

*Filed herewith

Consolidated Financial Statements

CardioGenics Holdings Inc.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CardioGenics Holdings Inc.

We have audited the accompanying consolidated balance sheet of CardioGenics Holdings Inc. (a development stage company) as of October 31, 2011, and the related consolidated statements of operations, changes in equity (deficiency) and cash flows for the year then ended and for the period from November 20, 1997 (date of inception) to October 31, 2011. These consolidated financial statements are the responsibility of CardioGenics Holdings Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, changes in equity (deficiency) and cash flows for the period from November 20, 1997 (date of inception) to October 31, 2011 include amounts for the period from November 20, 1997 (date of inception) to October 31, 2010, which were audited by other auditors whose unqualified reports, which contained an explanatory paragraph related to the Company’s ability to continue as a going concern, have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 20, 1997 (date of inception) through October 31, 2010 is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings Inc. as of October 31, 2011, and the results of its operations and its cash flows for the years ended October 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has incurred losses from operations and has experienced negative cash flows from operations since inception which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, the 2011 consolidated financial statements have been restated to correct for misstatements.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

April 13, 2012

CardioGenics Holdings Inc.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CardioGenics Holdings, Inc.

We have audited the accompanying consolidated balance sheet of CardioGenics Holdings Inc. (a development stage company) as of October 31, 2010, and the related consolidated statements of operations, changes in equity (deficiency) and cash flows for the year then ended and for the period from November 20, 1997 (date of inception) to October 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of CardioGenics, Inc. for the period from November 20, 1997 to October 31, 2008 were audited by other auditors whose report dated July 29, 2009 expressed an unqualified opinion on those statements with an explanatory paragraph relating to the Company’s ability to continue as a going concern.  Our opinion on the consolidated statements of operations, changes in equity (deficiency) and cash flows for the period from November 20, 1997 (date of inception) to October 31, 2010, insofar as it relates to amounts for prior periods through October 31, 2008, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings, Inc. as of October 31, 2010, and their results of operations and cash flows for the year then ended, and for the period from November 20, 1997 (date of inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 3 to the consolidated financial statements, the Company's operations have generated recurring losses and negative cash flows from operating activities. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ J.H. Cohn LLP

Roseland, New Jersey

January 31, 2011

CardioGenics Holdings Inc.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of

CardioGenics Holdings Inc. (formerly CardioGenics Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of CardioGenics Holdings Inc. (formerly CardioGenics Inc.) (a development stage company) as at October 31, 2008 and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the year ended October 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring net losses and negative cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 3.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed) “BDO Canada LLP”

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario

July 29, 2009

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	October 31,
	2011	2010
	(restated)

Assets

Current Assets
Cash and Cash Equivalents	$669,202	$1,844,752
Accounts Receivable	9,002	—
Share Subscriptions Receivable	—	115,000
Deposits and Prepaid Expenses	51,541	89,774
Refundable Taxes Receivable	35,191	21,959
Government Grants and Investment Tax Credits Receivable	187,497	156,482
	952,433	2,227,967
Long term Assets
Property and Equipment, net	82,308	87,465
Patents, net	130,732	170,703
Prepaid Consulting Contract	—	—
	213,040	258,168
Total Assets	$1,165,473	$2,486,135

Liabilities and Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$596,692	$523,155
Due to Director	—	15,149
Current Portion of Capital Lease Obligation	25,711	20,992
Funds Held in Trust for Redemption of Class B Common Shares	4	—
	622,407	559,296

Long Term Liabilities
Capital Lease Obligation, net of current portion	2,630	20,881
Total Liabilities	625,037	580,177

Mandatorily redeemable Class B common stock; par value $.00001 per share: 400,000 shares designated as series 2; 381,749 shares issued and outstanding	—	4
40,000 shares designated as series 3; 21,500 shares issued and outstanding	—	—
	—	4

Commitments and contingencies
Total Equity
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 65,000,000 shares authorized, 31,237,262 and 28,620,257 common shares and 24,388,904 and 24,388,904 exchangeable shares issued and outstanding as at October 31, 2011 and 2010, respectively	540	514

Additional paid-in capital	41,774,001	37,441,728

Deficit accumulated during development stage	(40,731,174)	(35,006,558)

Accumulated other comprehensive loss	(173,407)	(237,508)

Total equity attributable to CardioGenics Holdings Inc.	869,960	2,198,176
Non-Controlling Interest	(329,524)	(292,222)
Total Equity	540,436	1,905,954
Total liabilities and equity	$1,165,473	$2,486,135

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended October 31, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2011

			Cumulative
			From
			November 20,
			1997
			(Date of
	For the Years Ended		Inception) to
	October 31,		October 31,
	2011	2010	2011
	(restated)		(restated)

Revenue	$8,876	—	$8,876

Operating Expenses
Depreciation of Property and Equipment	20,399	20,932	201,439
Amortization of Patent Application Costs	5,207	3,023	12,411
Write-off of Patent Application Costs	55,549	105,345	214,625
General and Administrative	3,398,960	1,246,887	7,675,068
Write-off of Goodwill	—	—	12,780,214
Research and Product Development, net of Investment Tax Credits	426,007	605,658	3,627,380
Cost of Settlement of Lawsuit	1,753,800	—	1,753,800
Total operating expenses	5,659,922	1,981,845	26,264,937
Operating Loss	(5,651,046)	(1,981,845)	(26,256,061)

Other Expenses
Interest Expense and Bank Charges	20,135	30,166	2,136,636
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Loss on Foreign Exchange Transactions	90,737	104,182	209,265
Total other expenses	110,872	134,348	14,766,924

Loss from Continuing Operations Before Income Tax	(5,761,918)	(2,116,193)	(41,022,983)

Discontinued Operations
Gain on Sale of Subsidiary	—	90,051	90,051
Loss from Discontinued Operations	—	(12,355)	(127,762)
Net Loss	(5,761,918)	(2,038,497)	(41,060,696)
Net Loss Attributable to Non-Controlling Interest	37,302	14,225	329,524
Net Loss Attributable to CardioGenics Holdings Inc.	$(5,724,616)	$(2,024,272)	$(40,731,174)

Basic and Fully Diluted Net Loss per Common Share	$(0.11)	$(0.04)
Basic and Fully Diluted Net Loss per Common Share
From Discontinued Operations	$0.00	$0.00

Weighted-average number of Common Shares	54,167,687	49,624,916

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Issuance of common shares for cash November 1998	1,592,732	$16	$(15)				$1
Issuance of common shares for cash December 1998, $.00	796,366	8	35,028				35,036
Issuance of common shares for cash March 1998, $.00	551,611	6	24,442				24,448
Issuance of common shares for cash April 1998, $.00	12,986,611	130	5,573				5,703
Issuance of common shares for cash May 1998, $.01	210,249	2	17,297				17,299
Issuance of common shares for cash August 1998, $.00	2,787,281	28	200				228
Issuance of common shares for cash September 1998, $.01	84,100	1	6,570				6,571
Issuance of common shares for cash October 1998, $.01	31,949	—	2,500				2,500
Comprehensive Income (Loss)
Net Loss				(81,208)			(81,208)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(2,096)		(2,096)
Total Comprehensive Income (Loss)				(81,208)	(2,096)		(83,304)
Balance at October 31, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482
Issuance of common shares for cash November 1998, $.01	32,066	—	2,500				2,500
Issuance of common shares for cash February 1999, $.01	159,273	2	14,287				14,289
Commission paid on issuance of common stock for cash February 1999			(935)				(935)
Issuance of common shares for cash March 1999, $.01	278,728	3	24,707				24,710
Commission paid on issuance of common stock for cash March 1999			(1,647)				(1,647)
Issuance of common shares for cash to minority shareholders April 1999, $.01	—	—	10,707				10,707
Commission paid on issuance of common stock for cash April 1999			(627)				(627)
Issuance of common shares for cash April 1999, $.01	39,818	—	3,814				3,814
Commission paid on issuance of common stock for cash April 1999			(314)				(314)
Issuance of common shares for cash July 1999, $.01	119,455	1	10,073				10,074
Issuance of common shares for cash August 1999, $.01	119,455	1	10,045				10,046
Net loss attributable to noncontrolling interest						(604)	(604)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(100,141)			(100,141)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(3,489)		(3,489)
Total Comprehensive Income (Loss)				(100,141)	(3,489)		(103,630)
Balance at October 31, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)
Issuance of common shares for cash November 1999, $.03	318,546	3	99,997				100,000
Issuance of common shares for minority shareholders as employee compensation December 1999, $.03	—	—	3,396				3,396
Issuance of common shares for cash March 2000, $.03	167,237	2	43,124				43,126
Issuance of common shares for minority shareholders for cash March, 2000, $.03	—	—	25,330				25,330
Issuance of common shares for cash April 2000, $.03	23,891	—	6,128				6,128
Loan Payable plus interest exchanged for shares July 2000, $.03	356,772	4	111,996				112,000
Issuance of common shares for minority shareholders as employee compensation October 2000, $.03	—	—	6,611				6,611
Issuance of stock options in exchange for services rendered October 2000	—		11,570				11,570
Net loss attributable to noncontrolling interest						(1,840)	(1,840)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(152,525)			(152,525)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					921		921
Total Comprehensive Income (Loss)				(152,525)	921		(151,604)
Balance at October 31, 2000	20,656,140	$207	$472,357	$(333,874)	$(4,664)	$(2,444)	$131,582

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2000	20,656,140	$207	$472,357	$(333,874)	$(4,664)	$(2,444)	$131,582
Issuance of common shares as employee compensation October 2001, $.03	2,410	—	925				925
Issuance of common share for minority shareholders as employee compensation October 2001, $.03	—	—	6,169				6,169
Issuance of stock options in exchange for services rendered October 2001	—	—	22,269				22,269
Net loss attributable to noncontrolling interest						(1,500)	(1,500)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(114,761)			(114,761)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(10,528)		(10,528)
Total Comprehensive Income (Loss)				(114,761)	(10,528)		(125,289)
Balance at October 31, 2001	20,658,550	$207	$501,720	$(448,635)	$(15,192)	$(3,944)	$34,156

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2001	20,658,550	$207	$501,720	$(448,635)	$(15,192)	$(3,944)	$34,156
Issuance of common shares for cash June 2002, $.03	1,051,211	11	319,011				319,022
Issuance of common shares to minority shareholders for cash July 2002, $.03	—	—	3,235				3,235
Issuance of common shares for cash September 2002, $.03	20,957	—	6,345				6,345
Issuance of common shares for minority shareholders as employee compensation October 2002, $.03	—	—	9,505				9,505
Issuance of stock options in exchange for services rendered October 2002	—	—	70,518				70,518
Net loss attributable to noncontrolling interest						(2,243)	(2,243)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(156,214)			(156,214)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(11,506)		(11,506)
Total Comprehensive Income (Loss)				(156,214)	(11,506)		(167,720)
Balance at October 31, 2002	21,730,718	$218	$910,334	$(604,849)	$(26,698)	$(6,187)	$272,818

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2002	21,730,718	$218	$910,334	$(604,849)	$(26,698)	$(6,187)	$272,818
Issuance of common shares for cash May 2003, $.03	28,292	—	9,871				9,871
Issuance of common shares for minority shareholders for cash May 2003 $.03	—	—	10,967				10,967
Issuance of warrants in conjunction with convertible debentures September 2003			358,406				358,406
Issuance of common shares as employee compensation October 2003, $.04	56,584	1	20,421				20,422
Issuance of common shares for minority shareholders as employee compensation October 2003, $.04	—	—	7,564				7,564
Issuance of stock options in exchange for services rendered October 2003	—	—	23,580				23,580
Net loss attributable to noncontrolling interest						(3,825)	(3,825)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(228,993)			(228,993)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					42,957		42,957
Total Comprehensive Income (Loss)				(228,993)	42,957		(186,036)
Balance at October 31, 2003	21,815,594	$219	$1,341,143	$(833,842)	$16,259	$(10,012)	$513,767

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2003	21,815,594	$219	$1,341,143	$(833,842)	$16,259	$(10,012)	$513,767
Issuance of warrants in conjunction with convertible debentures September 2004			152,628				152,628
Issuance of common shares as employee compensation October 2004, $.04	123,646	1	47,316				47,317
Issuance of common shares as directors' compensation October 2004, $.04	157,177	2	60,147				60,149
Issuance of stock options in exchange for services rendered October 2004	—	—	27,669				27,669
Issuance of options to directors and committee chairmen for services rendered in October 2004			54,582				54,582
Net loss attributable to noncontrolling interest						(9,774)	(9,774)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(592,706)			(592,706)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(6,136)		(6,136)
Total Comprehensive Income (Loss)				(592,706)	(6,136)		(598,842)
Balance at October 31, 2004	22,096,417	$222	$1,683,485	$(1,426,548)	$10,123	$(19,786)	$247,496

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2004	22,096,417	$222	$1,683,485	$(1,426,548)	$10,123	$(19,786)	$247,496
Issuance of common shares as employee compensation November 2004, $.04	9,431	—	3,760				3,760
Issuance of common shares as employee compensation December 2004, $.04	9,431	—	3,692				3,692
Issuance of common shares as employee compensation January 2005, $.04	9,431	—	3,674				3,674
Issuance of common shares as employee compensation February 2005, $.04	9,431	—	3,629				3,629
Issuance of common shares as employee compensation March 2005, $.04	9,431	—	3,701				3,701
Issuance of common shares as employee compensation April 2005, $.04	9,431	—	3,641				3,641
Issuance of common shares as employee compensation May 2005, $.04	9,431	—	3,584				3,584
Issuance of common shares as employee compensation June 2005, $.04	9,431	—	3,628				3,628
Issuance of common shares as employee compensation July 2005, $.04	9,431	—	3,680				3,680
Issuance of common shares as employee compensation August 2005, $.04	9,431	—	3,737				3,737
Issuance of common shares as employee compensation September 2005, $.04	9,431	—	3,821				3,821
Issuance of common shares as employee compensation October 2005, $.04	9,431	—	3,822				3,822
Issuance of stock options in exchange for services rendered October 2005	—	—	33,973				33,973
Net loss attributtable to noncontolling interest						(11,195)	(11,195)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(682,408)			(682,408)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(13,288)		(13,288)
Total Comprehensive Income (Loss)				(682,408)	(13,288)		(695,696)
Balance at October 31, 2005	22,209,589	$222	$1,761,827	$(2,108,956)	$(3,165)	$(30,981)	$(381,053)

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2005	22,209,589	$222	$1,761,827	$(2,108,956)	$(3,165)	$(30,981)	$(381,053)
Issuance of common shares as employee compensation November 2005, $.04	10,478	—	4,232				4,232
Issuance of common shares in exchange for services rendered December 2005, $.04	10,478	—	4,305				4,305
Issuance of common shares in exchange for services rendered January 2006, $.04	10,478	—	4,321				4,321
Issuance of stock options in exchange for services rendered October 2006	—	—	2,658				2,658
Net loss attributable to noncontrolling interest						(8,561)	(8,561)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(522,532)			(522,532)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(25,688)		(25,688)
Total Comprehensive Income (Loss)				(522,532)	(25,688)		(548,220)
Balance at October 31, 2006	22,241,023	$222	$1,777,343	$(2,631,488)	$(28,853)	$(39,542)	$(922,318)

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2006	22,241,023	$222	$1,777,343	$(2,631,488)	$(28,853)	$(39,542)	$(922,318)
Incremental increase in fair value of warrants in conjunction with re-structuring of debentures, April 2007			44,096				44,096
Net loss attributable to noncontrolling interest						(4,972)	(4,972)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(303,477)			(303,477)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(184,432)		(184,432)
Total Comprehensive Income (Loss)				(303,477)	(184,432)		(487,909)
Balance at October 31, 2007	22,241,023	$222	$1,821,439	$(2,934,965)	$(213,285)	$(44,514)	$(1,371,103)

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2007	22,241,023	$222	$1,821,439	$(2,934,965)	$(213,285)	$(44,514)	$(1,371,103)
Issuance of warrants in conjunction with re-structuring of debentures October 2008			231,580				231,580
Net loss attributable to noncontrolling interest						(21,813)	(21,813)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(1,331,408)			(1,331,408)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					422,766		422,766
Total Comprehensive Income (Loss)				(1,331,408)	422,766		(908,642)
Balance at October 31, 2008	22,241,023	$222	$2,053,019	$(4,266,373)	$209,481	$(66,327)	$(2,069,978)

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2008	22,241,023	$222	$2,053,019	$(4,266,373)	$209,481	$(66,327)	$(2,069,978)

Issuance of common shares as payment of debenture interest, January 2009, $0.05 per share	495,094	5	236,238				236,243
Issuance of common shares on exercise of options, April 2009	570,980	6	22				28
Issuance of common shares as employee compensation for the years 2001 to 2008, May 2009, $0.04 per share	3,153,878	32	1,298,753				1,298,785
Issuance of common shares to directors, pursuant to debenture financing of January 2009, May 2009, $0.04 per share	928,394	9	382,521				382,530
Issuance of common shares in exchange for services rendered, June 2009, $0.04 per share	5,023	—	2,062				2,062
Issuance of common shares for cash June 2009, $0.04 per share	24,090	—	8,602				8,602
Issuance of common shares in exchange for services rendered, July 2009, $0.04 per share	47,153	—	20,250				20,250
Issuance of common shares as payment of director compensation, for the years 2004 through 2009, July 2009, $0.04 per share	241,005	2	103,498				103,500
Issuance of common shares as employee compensation pursuant to reverse merger transaction, July 2009, $0.04 per share	1,173,592	12	503,988				504,000
Issuance of common shares to retire debentures, July 2009, $0.03 per share	3,346,028	34	997,538				997,572
Issuance of common shares as payment of debenture interest, January 2009, July 2009, $0.05 per share	855,712	9	418,659				418,668
Issuance of common shares to retire director's loan, July 2009 $0.04 per share	2,377,813	24	884,976				885,000
Issuance of common shares as payment of interest on director's loan, July 2009, $0.04 per share	218,556	2	108,633				108,635
Issuance of common shares for cash, July 2009, $0.04 per share	6,540,017	66	2,714,934				2,715,000
Issuance of common shares as compensation for consulting contract, July 2009, $0.38 per share	100,000	1	379,999				380,000
Issuance of common shares on exercise of warrants by YA Global for cash August 2009	25,000	—	45,000				45,000
Beneficial conversion charge on 3rd debenture	—		335,000				335,000
Beneficial conversion charge on director's loan	—		117,109				117,109
Reclassification of warrants to derivative liability			(786,710)				(786,710)
Assumption of options in reverse merger			644,806				644,806
Reclassification of derivative liability on increase of authorized shares			13,501,360				13,501,360

Effect of Reverse Merger	7,089,282	71	11,573,465	—	—		11,573,536

Net loss attributable to noncontrolling interest						(211,670)	(211,670)
Comprehensive Income (Loss)
Net Loss Attributable to CardioGenics Holdings Inc.				(28,715,913)			(28,715,913)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(529,296)		(529,296)
Total Comprehensive Loss				(28,715,913)	(529,296)		(29,245,209)
Balance October 31, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2011

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119
Issuance of common shares in exchange for services rendered January 2010, $.14	35,000	—	49,000				49,000
Common shares issued on exercise of Warrants, February 2010	75,000	1	35,249				35,250
Common shares issued for cash, February 2010	77,000	1	76,999				77,000
Common shares issued in exchange for services rendered, May 2010	78,371	1	88,199				88,200
Common shares issued in exchange for services rendered, June 2010	50,000	—	18,000				18,000
Common shares issued for cash, October 2010	3,031,150	15	1,515,558				1,515,573
Common shares issued for subscription receivable, October 2010	230,000	1	114,999				115,000
Net loss attributable to noncontrolling interest						(14,225)	(14,225)
Comprehensive Income (Loss)
Net Loss attributable to CardioGenics Holdings Inc.				(2,024,272)			(2,024,272)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					82,307		82,307
Total Comprehensive Income (Loss)				(2,024,272)	82,307		(1,941,965)
Balance at October 31, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)
				(restated)	(restated)	(restated)	(restated)

Balance November 1, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954
Issuance of common shares in exchange for services rendered December 2010, $1.00	100,000	1	99,999				100,000
Issuance of common shares for cash December 2010, $.50	600,000	6	297,741				297,747
Issuance of common shares for cash February 2011, $.50	100,000	1	49,999				50,000
Issuance of common shares on exercise of warrants, February 2011, $.47	22,005		10,402				10,402
Refund of common shares subscribed for October 2010 in cash February 2011, $.50	(30,000)		(15,000)				(15,000)
Re-pricing of options in exchange for services rendered, February 2011			163,750				163,750
Issuance of common shares on exercise of options, February 2011, $.01	275,000	3	2,747				2,750
Issuance of common shares on settlement of lawsuit, August 2011	1,000,000	10	599,990				600,000
Issuance of warrants on settlement of lawsuit, August 2011			1,053,800				1,053,800
Issuance of common shares in exchange for services rendered September 2011	550,000	5	291,495				291,500
Issuance of warrants in exchange for services rendered, September 2011			1,777,350				1,777,350
Net loss attributable to noncontrolling interest						(37,302)	(37,302)
Comprehensive Income (Loss):
Net Loss attributable to CardioGenics Holdings Inc.				(5,724,616)			(5,724,616)
Other Comprehensive Income
Currency Translation Adjustment					64,101		64,101
Total Comprehensive (Loss)				(5,724,616)	64,101		(5,660,515)
Balance at October 31, 2011 (Restated)	55,626,166	$540	$41,774,001	$(40,731,174)	$(173,407)	$(329,524)	$(540,436)

See accompanying notes to consolidated financial statements.

CardioGenics Holdings Inc.
Consolidated Statements of Cash Flows
Years Ended October 31, 2011 and 2010 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2011

			Cumulative from
			November 20, 1997
	Years Ended		(Date of Inception)
	October 31		To October 31,
	2011	2010	2011
	(restated)		(restated)

Cash flows from operating activities
Net Loss	$(5,761,918)	$(2,038,497)	$(41,060,696)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and amortization of Property and Equipment	20,399	20,932	201,439
Amortization of Patent Application Costs	5,207	3,023	12,411
Write-off of Patent Application Costs	55,549	105,345	214,625
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	—	—	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,092
Beneficial Conversion Charge included in Interest Expense	—	—	452,109
Re-Pricing of Option for Services Rendered	163,750	—	163,750
Common Stock and Warrants Issued on Settlement of Lawsuit	1,653,800	—	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	—	—	2,508,282
Common Stock and Warrants Issued for Services Rendered	2,168,750	155,200	2,726,262
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	(9,002)	—	(9,002)
Share Subscriptions Receivable	115,000	(115,000)	—
Deposits and Prepaid Expenses	38,233	(77,778)	(50,752)
Refundable Taxes Receivable	(13,232)	(7,081)	(34,327)
Government Grants and Investment Tax Credits Receivable	(31,015)	19,072	(167,435)
Accounts Payable and Accrued Expenses	73,537	(227,880)	(171,220)
Advances	—	—	131
Cash used in operating activities	(1,520,942)	(2,162,664)	(6,378,224)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	(15,242)	(11,058)	(219,666)
Patent Application Costs	(17,764)	(37,091)	(314,570)
Cash used in investing activities	(33,006)	(48,149)	(338,351)

Cash flows from financing activities
Repayment of Capital Lease Obligation	(13,532)	(2,044)	(15,576)
Due to Director	(15,149)	(131,953)	725,330
Issue of Debentures	—	—	1,378,305
Issue of Common Shares on Exercise of Stock Options	2,750	—	2,781
Issue of Common Shares on Exercise of Warrants	10,402	35,250	45,652
Issue of Common Shares for Cash	347,747	1,707,575	5,624,169
Refund of Share Subscription	(15,000)	—	(15,000)
Redemption of 10% Senior Convertible Debentures	—	(25,000)	(394,972)
Cash provided by financing activities	317,218	1,583,828	7,350,689

Effect of foreign exchange on cash and cash equivalents	61,180	83,221	35,088
Cash and Cash Equivalents
Increase (Decrease) in cash and cash equivalents during the period	(1,175,550)	(543,764)	669,202
Beginning of Period	1,844,752	2,388,516	—
End of Period	$669,202	$1,844,752	$669,202

See accompanying notes to consolidated financial statements.

1.	Nature of Business

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

CardioGenics Inc. (“CardioGenics”) was incorporated on November 20, 1997 in the Province of Ontario, Canada, and carries on the business of development and commercialization of diagnostic test products for the In Vitro Diagnostics testing market. CardioGenics has several test products that are in various stages of development.  In the last quarter of fiscal 2011 CardioGenics commenced selling one of these products, but has generated no significant revenue therefrom.

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

2.	Restatement of Financial Statements

During the preparation of the January 31, 2012 interim consolidated financial statements, the Company determined that the accounting for the issuance of common stock and warrants in the year ended October 31, 2011 required restatement. The Company also determined that the recording of certain tax related income and expenses required restatement.

As a result of these restatements, amounts in our consolidated balance sheet, statement of operations, statement of cash flows and equity for the year ended October 31, 2011 have been corrected. This restatement also resulted in changes to notes 8 and 9 to the consolidated financial statements. Statement of cash flows has been restated to reflect classification errors resulting in an increase in cash from operating activities of $111,927.

The restatement relates to the following:

a)	in September 2011 we entered into a consulting contracts covering a period of eighteen months, compensation for which included the issuance of common shares stock and fully vested warrants. The Company determined that the fair value of the compensation was $2.1 million. Based on our initial evaluation of the relevant accounting guidance, the Company recorded the fair value as an asset as part of a prepaid expense in 2011 and began amortizing this balance to general and administrative expense over an eighteen month period. The offset to the prepaid expense credit was recorded as Additional Paid-in Capital. The Company has subsequently determined that the entire fair value of the compensation for these contracts should have been expensed immediately rather than recorded as an asset. In order to correct this error, the Company reduced Deposits and Prepaid Expenses by $1,309,296 and Prepaid Consulting Contract asset by $567,015 as at October 31, 2011, expensed the fair value of these contracts of $1,869,660 as part of General and Administrative expenses in the year ended October 31, 2011 and recorded a reduction in Currency Translation Adjustment of $6,651;
b)	the Company determined that a government grant and investment tax credit receivable relating to investment tax credits under the scientific research and experimental development auspices of the Canadian Income Tax Act in the amount of approximately $187,497 had formerly not been recorded. In order to correct this error, the Company increased Government Grants and Investment Tax Credits Receivable and reduced General and Administrative expenses as at and for the year ended October 31, 2011; and,
c)	the Company determined that potential tax penalties in the amount of $180,000 related to the late filing of certain tax returns with the Internal Revenue Services had formerly not been recorded. In order to correct this error, the Company increased Accounts Payable and Accrued Expenses and General and Administrative expenses as at and for the year ended October 31, 2011.

The following table summarizes the effects of the restated adjustments on our previously issued consolidated balance sheet for the year ended October 31, 2011:

	As Previously
	Reported	Adjustments	As Restated
Deposits and Prepaid
Expenses	$1,360,837	$(1,309,296)	$51,541
Government Grants and
Investment Tax Credits
Receivable	—	187,497	187,497
Prepaid Consulting Contract	567,015	(567,015)	—
Total Assets	2,854,287	(1,688,814)	1,165,473
Accounts Payable and
Accrued Expenses	416,692	180,000	596,692
Deficit Accumulated During
Development Stage	(38,880,934)	(1,850,240)	(40,731,174)
Accumulated Other
Comprehensive Loss	(166,756)	(6,651)	(173,407)
Total Equity Attributable
To CardioGenics Holdings Inc.	2,726,851	(1,856.891)	869,960
Non-Controlling Interest	(317,601)	(11,923)	(329,524)
Total Equity	2,409,250	(1,868,814)	540,436
Total Liabilities and
Equity	2,854,287	(1,688,814)	1.165,473

The following table summarizes the effects of the restated adjustments on our previously issued statement of equity for the year ended October 31, 2011:

Changes in deficit accumulated during development stage

	As Previously
	Reported	Adjustments	As Restated
Deficit accumulated during
Development stage at October 31, 2010	$(35,006,558)	$—	$(35,006,558)
Net loss attributed to
CardioGenics Holdings Inc.	(3,874,376)	(1,850,240)	(5,724,616)
Deficit accumulated during
Development stage at October 31, 2011	(38,880,934)	(1,850,240)	(40,731,174)

Changes in accumulated other comprehensive loss

	As Previously
	Reported	Adjustments	As Restated
Accumulated other
Comprehensive loss October 31, 2010	$(237,508)	$—	$(237,508)
Currency translation Adjustment	70,752	(6,651)	64,101
Accumulated other
Comprehensive loss October 31, 2011	(166,756)	(6,651)	(173,407)

Changes in non-controlling interest

	As Previously
	Reported	Adjustments	As Restated
Accumulated non-controlling
Interest October 31, 2010	$(292,222)	$—	$(292,222)
Net loss attributable to
Non-controlling interest	(25,379)	(11,923)	(37,302)
Accumulated non-controlling
Interest October 31, 2011	$(317,601)	$(11,923)	$(329,524)

Changes in total equity

	As Previously
	Reported	Adjustments	As Restated
Total equity October 31, 2010	$1,905,954	$—	$1,905,954
Additions to common Stock	26	—	26
Additions to APIC	4,332,273	—	4,332,273
Net loss attributable to
Non-controlling interest	(25,379)	(11,923)	(37,302)
Comprehensive loss	(3,803,624)	(1,856,891)	(5,660,515)
Total equity October 31, 2011	$2,409,250	$(1,868,814)	$540,436

The following table summarizes the effects of the restated adjustments on our previously issued statement of operations for the year ended October 31, 2011:

	As Previously
	Reported	Adjustments	As Restated
General and administrative expenses	$1,349,300	$2,049,660	$3,398,960
Research and product development, net of investment tax credits	613,504	(187,497)	426,007
Total operating expenses	3,797,759	1,862,163	5,659,922
Operating loss	(3,788,883)	(1,862,163)	(5,651,046)
Loss from continuing
Operations	(3,899,755)	(1,862,163)	(5,761,918)
Net loss attributable to
Non-controlling interest	25,379	11,923	37,302
Net loss attributed to
CardioGenics Holdings Inc.	$(3,874,376)	$(1,850,240)	$(5,724,616)

3.	Basis of Presentation

The accompanying consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception.  The Company has a deficit accumulated at October 31, 2011 of approximately $40.7 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.	Summary of Significant Accounting Policies

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

(e)	Government Grants and Investment Tax Credits Receivable

The Company’s accounts include claims for investment tax credits (“ITCs”) relating to scientific research activities of the Company prior to the acquisition described in Note 1. The qualification and recording of this activity for investment tax credit purposes is established by Canadian Income Tax authorities when the income tax returns for the period are assessed. The credit has been recognized in the statement of operations in the year in which the expenses were incurred.

Subsequent to the acquisition described in Note 1, the Company no longer qualifies to receive substantial refunds of ITCs resulting from scientific research.  Currently the majority of ITCs resulting from scientific research are carried forward to a time when the company becomes tax paying at which time said ITCs are applicable against taxes payable.

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

Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of prototype products, including payroll costs. Amounts expected to be received from governments under Scientific Research Tax Credit arrangements as refundable credits are offset against current expenses.  The Company recognizes revenue from restricted grants in the period in which the Company has incurred the expenditures in compliance with the specific restrictions.

(j)	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As there is no certainty that the Company will generate taxable income in the foreseeable future to utilize tax losses accumulated to date, no provision for ultimate tax reduction has been made in these financial statements.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as general and administrative expenses.

(k)	Stock-Based Compensation

The Company recognizes new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, in the financial statements based on their fair value at the grant date and these awards are recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options issued as compensation to employees and directors on the grant date using the Black-Scholes pricing model and the fair value of shares issued as compensation to employees by reference to their market price. The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which  provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration.  Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense was recorded to the statement of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

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

Other comprehensive income (loss), which includes only foreign currency translation adjustments, is shown in the Statements of Changes in Equity (Deficiency).

(n)	Use of Estimates

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

(o)	Foreign Currency Translation

The Company maintains its accounting records for its Canadian operations in Canadian dollars. Transactions in United States dollars (“USD”) are translated into Canadian dollars at rates in effect at the date of the transaction and gains or losses on such transactions are recorded at the time of settlement in the statement of operations.

The Company’s reporting currency is the United States Dollar.  Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and a weighted average of exchange rate in effect during the period for revenue, expenses, gains and losses.  Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive loss component of equity (deficiency).

(p)	Financial Instruments

The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Obligations under capital leases approximate their fair value based upon the available market lease rates for similar leases.

(q)	Revenue Recognition

Revenue included in these consolidated financial statements is derived from sales of paramagnetic beads and is recognized on shipment to customers.

(r)	Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

(s)	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company will adopt the requirements of ASU 2011-04 in the first quarter of 2012 and anticipates a negligible impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in equity and requiring that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company plans to implement the provisions of ASU 2011-05 by presenting a separate statement of other comprehensive income following the statement of operations beginning in fiscal 2013.

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

5.	Property and Equipment

The costs and accumulated depreciation of property and equipment are summarized as follows:

	October 31
	2011	2010

Furniture and Fixtures	$12,120	$12,120
Lab Equipment	164,504	149,262
Computer Hardware	19,490	19,490
Computer Software	8,433	8,433
Leasehold Improvements	91,269	91,269
Total Property and Equipment	295,816	280,574
Less Accumulated Depreciation	213,508	193,109
Property and Equipment, Net	$82,308	$87,465

Depreciation and amortization expense amounted to $20,399 and $20,932 for the years ended October 31, 2011 and 2010, respectively.

6.	Patents

The costs and accumulated amortization of patents are summarized as follows:

	October 31
	2011	2010

Patents	$143,143	$177,907
Less: Accumulated Amortization	(12,411)	(7,204)
Patents, Net	$130,732	$170,703

Weighted-Average Life	17 Years	17 Years

Amortization expense amounted to $5,207 and $3,023 for the years ended October 31, 2011 and 2010, respectively. Amortization expense is expected to be approximately $5,200 per year for the years ended October 31, 2012 through 2016. During the years ended October 31, 2011 and 2010, the Company wrote off $52,529 and $105,345 of net book value of patents, respectively, for abandoned patents.

7.	Due to Director

The amount due to a director was due on demand, carried interest at 0% per annum and was repaid during 2011.

8.	Income Taxes

The Company has recorded an expense of $180,000 during the year for penalty charges payable to the US taxing authorities arising from failure to file certain information returns within a stipulated time limit.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes.  The net operating loss carryforwards arising from Canadian sources as of October 31, 2011 were 5,819,492 (2010 - $8,169,337) which will expire from 2013 through 2031.

All fiscal years except 2011 as originally filed have been assessed as they relate to Canadian jurisdictions. The return for 2011 has yet to be filed and the return for 2010 is being re-filed to claim research and development credits.

As of October 31, 2011, the Company had net operating loss carryforwards from US sources of approximately $40,476,000 (2010 - $40,076,000), respectively, available to reduce future Federal taxable income which will expire from 2019 through 2031. U.S. returns for the tax years 2008 through 2011 are yet to be filed.

Internal Revenue Code Section 382 (“Section 382”) imposes a limitation on a corporation’s ability to utilize net operating loss (“NOLs”)’s if it experiences an ownership change. In general, an ownership change may occur from certain transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If an ownership change occurs, utilization of the NOLs would be subject to an annual limitation. The annual limitation under Section 382 is calculated by multiplying the value of stock at the time of the ownership change by the applicable long term tax exempt rate. Any unused annual limitation may be carried over to later years. The company has historically been in a loss position and therefore the Section 382 limitation may not be relevant for the current period.

A reconciliation of the Company’s statutory rate to the Company’s effective tax rate for the years ended October 31, 2011 and 2010 is as follows:

	October 31
	2011	2010
	(restated)
Statutory rate	34%	30%
Decrease in income tax rate resulting from:
Rate differences between jurisdictions	(1.2)%	—
Changes in tax rate	(27.6)%	—
Other	(8.5)%	—
Permanent differences	(24.0)%	(12.5)%
Change in valuation allowance	27.3%	(17.5)%
Effective tax rate	0.0%	0.0%

As of October 31, 2011 and 2010, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	October 31
	2011	2010
	(restated)
Temporary:
Property and equipment	$(9,459)	$(21,512)
Net operating loss carryforwards	15,221,715	17,269,873
Unrealized foreign exchange	11,287	(15,304)
Investment tax credits	359,436	(100,000)
Transitional tax debits	(25,076)	—
Total Deferred Tax Assets	15,557,903	17,133,057
Valuation Allowance	(15,557,903)	(17,133,057)
Net Deferred Income Taxes	$—	$—

9.	Accounts Payable and Accrued Expenses

	October 31
	2011	2010
	(restated)
Accounts Payable	$103,544	$109,913
Income Tax Reserve	180,000	—
Research and Development	24,796	26,288
Investor Relations	7,924	87,500
Patent Application Costs	5,209	20,245
Legal Fees	274,616	246,915
Accounting Fees	603	32,294
Total	$596,892	$523,155

10.	Stock-Based Compensation

Stock-based employee compensation related to stock options for each of the years ended October 31, 2011 and 2010 amounted to nil.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding – October 31, 2009	305,000	$2.34	*
Granted	—	—
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2010	305,000	$2.34
Granted	—	—
Forfeited/expired	—	—
Exercised	275,000	$0.01
Outstanding – October 31, 2011	30,000	$0.90
Exercisable	30,000	$0.90

* of the 305,000 options outstanding as at October 31, 2010 at a weighted average exercise price of $2.34, 275,000 options were repriced during fiscal 2011 to $0.01.

Options typically vest immediately at the date of grant.  As such, the Company does not have any unvested options or unrecognized compensation expense at October 31, 2011 and 2010.

The following options were exercised during the year for $2,750:

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

The following table summarizes information on stock options outstanding at October 31, 2011:

	Options Outstanding and Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	October 31, 2011	Price	(Years)	Value
$0.90	30,000	$0.90	7.75
	30,000		7.75	$0

	For the Year Ended October 31,
	2011	2010

Weighted Average Fair Value of Options Granted	$—	$—

Cash Received for Exercise of Stock Options	$2,750	$—

The intrinsic value is calculated as the difference between the market value as of October 31, 2011 and the exercise price of the shares.  The market value as of October 31, 2011 was $0.48 as reported by the NASDAQ Stock Market.

11.	Capital Lease Obligations

The Company finances certain equipment acquisitions through capital lease agreements that expire in 2013.  Future minimum rental payments under capital leases and related information in years subsequent to October 31, 2011 are presented in the table below:

	October 31
	2011	2010
Total amount payable in equal monthly installments of $500	$9,000	$—
Total amount payable in equal monthly installments of $2,090	22,440	46,029
	31,440	46,029
Less: Amount representing interest	3,099	4,156
Present value of minimum lease payments	28,341	41,873
Less: Current portion	25,711	20,992
	$2,630	$20,881

Payments under the capital lease are due as follows:

For the years ended October 31

2012	$28,440
2013	3,000
$31,440

The net book value of equipment under capital lease at October 31, 2011 is $42,779 and is included in property and equipment.

12.	Equity (Deficiency)

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

The Company assumed options outstanding at JAG Media entitling the employees to purchase 75,000 common shares of the Company’s stock at a price of $0.20 per share to August 31, 2011. The Company issued options to employees entitling the employees to purchase 200,000 common shares of the Company’s stock at a price of $3.60 per share to July 31, 2019, based upon change of control provisions in their employment agreements.  All these options were immediately vested.  The fair value of the 275,000 options was included in the purchase price.  During 2011, these options were re-priced at $0.01 per share resulting in an expense of $163,750, and subsequently exercised.

On August 1, 2009, the Company issued options to a consultant entitling the consultant to purchase 30,000 common shares of the Company’s stock at a price of $0.90 per share to July 31, 2019.  These options were immediately vested.

Outstanding warrants are as follows:

	October 31,
	2011	2010
	(number of warrants)
Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,046,808
Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,021,654	1,043,659
Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417
Issued to former employee entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220
Issued to consultants July 31, 2009, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785
Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	—
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	—
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	—
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	—
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	—
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	1,500,000	—
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	1,500,000	—
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including September 20, 2021	1,000,000	—
Total Warrants outstanding	9,804,969	3,826,974

13.	Standby Equity Distribution Agreement

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

On March 12, 2009, concurrent with the execution of the SEDA, the Company and YA Ltd also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the shares of the Company’s common stock to be issued in connection with the SEDA (the “Registrable Securities”). The Company may not file the registration statement for the Registrable Securities (the “Registration Statement”) prior to the tenth (10th) trading day following the Commencement Date and the Company shall not have the ability to make any Advances under the SEDA until the Registration Statement is declared effective. The Company shall cause the Registration Statement that has been declared effective to remain effective at all times until all Registrable Securities under the Registration Statement cease to be Registrable Securities. Once issued, Registrable Securities cease to be Registrable Securities when (i) such Registrable Securities have been disposed of pursuant to the Registration Statement; (ii) such Registrable Securities have been sold under circumstances under which all of the applicable conditions of Rule 144 (or any similar provision there in force) are met; or, (iii) in the opinion of counsel to the Company such Registrable Securities may permanently be sold without registration and without any time, volume or manner limitations pursuant to Rule 144A.

Effective March 19, 2010 the Company and YA Ltd. terminated these agreements by mutual consent.

14.	Authorized Share Capital

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

15.	Issuance of Common Stock

During the years ended October 31, 2011 and 2010 the Company issued the following common shares:

	Year Ended October 31, 2011		Year Ended October 31, 2010
	# of shares	Amount	# of shares	Amount
Issuance to third parties for services rendered	650,000	$391,500	95,000	$77,000
Issuance to a director for cash	600,000	$297,747	—	—
Issuance to third parties for cash	70,000	$35,000	3,108,150	$1,592,575
Issuance to third parties on exercise of warrants	22,005	$10,402	75,000	$35,250
Issuance to third parties on exercise of options	275,000	$2,750	—	—
Issuance to Flow Capital Advisors Inc. on Settlement of Suit	1,000,000	$600,000	—	—
Issued to an employee stockholder for services rendered	—	—	21,090	$23,200
Issued to non-employee stockholders for services rendered	—	—	47,281	$55,000
Issued to unrelated third party for subscription receivable	—	—	230,000	$115,000

The fair value of shares issued for services rendered were recorded based on the more reliably measurable fair value of either the service received or the equity instrument issued.

16.	Redemption of Class B Common Stock

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

Under the terms of Series 2 Shares, the Redemption Price for each Series 2 Class B share shall be equal to the greater of (i) par value or (ii) the amount obtained by dividing (a) ninety percent of the net proceeds to Holdings from any recovery in the lawsuit captioned JAG Media Holdings Inc. vs A.G. Edwards et al., which was commenced in the U.S. District Court for the Southern District of Texas (the “Lawsuit”), divided by (b) the total number of Series 2 Class B Shares issued and outstanding on the Redemption Date, which amount shall be rounded to the nearest whole cent.

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

18.	Commitments and Contingent Liabilities

Leases

The Company has entered into an operating lease agreement for the use of operating space.

Aggregate minimum annual lease commitments of the Company under the non-cancellable operating lease as of October 31, 2011 are as follows:

Year	Amount

2012	56,929
2013	81,926
2014	82,259
2015	83,924
2016	84,091
Thereafter	46,244
Total Minimum Lease Payments	435,373

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

On January 15, 2010, Flow Capital filed a lawsuit against Holdings, and another defendant in the United States District Court for the Southern District of Florida, Fort Lauderdale Division (Case No. 10-CV-6006-Martinez-Brown) (the “Flow Capital Federal Action”).  This lawsuit alleges that Holdings (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement.  Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent (8%) of the JAG Media Holdings Inc.’s shares received by Holdings, or the equivalent monetary value of the stock.  Plaintiff subsequently amended its complaint to add related tort claims.

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

The restricted shares of common stock and the warrants are subject to the rights and restrictions of Rule 144A and do not have any registration rights.  As part of the settlement, the parties also exchanged mutual general releases and Holdings agreed to pay Flow Capital, in three monthly installments, $100,000 for Flow Capital’s legal fees.

19.	Supplemental Disclosure of Cash Flow Information

	Years Ended
	October 31
	2011	2010

Cash paid during the year for:
Interest	$18,748	$35,441
Non-cash financing activity:
Equipment acquired through capital lease	$10,660	$43,001

20.	Assets and Liabilities from Discontinued Operations

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

21.	Reclassification

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

Dated: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Yahia Gawad	Chief Executive Officer	April 13, 2012
Yahia Gawad

/s/ James Essex	Chief Financial Officer	April 13, 2012
James Essex

41

EXHIBIT INDEX

23.1	Consent of J.H. Cohn LLP

23.2	Consent of BDO Dunwoody LLP

23.3	Consent of KPMG LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

42