Form 10-Q/A
period 2012-01-31
CardioGenics Holdings Inc.
filed 2012-04-16
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to _________________.

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

Large Accelerated filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

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

Yes ☒   No ☐

As of March 31, 2012 the Registrant had the following number of shares of its capital stock outstanding: 31,237,262 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,388,908 shares of the Registrant’s Common Stock.

EXPLANATORY NOTE

The sole purpose of this amendment to CardioGenics Holdings Inc.’s quarterly report on Form 10-Q for the period ended January 31, 2012, filed with the Securities Exchange Commission on April 13, 2012, is to furnish the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits ☐

See the Exhibit Index following the signature page to this Form 10-Q/A.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.
Date: April 16, 2012	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: April 16, 2012	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

 EXHIBIT INDEX

*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
†101

The following materials from CardioGenics Holdings Inc.’s Form 10-Q for the quarter ended January 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited). Furnished herewith.

________________

* Filed or furnished with the initial filing of this Form 10-Q filed on April 13, 2012.

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