Form 10-K/A
period 2011-10-31
CardioGenics Holdings Inc.
filed 2012-04-20
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-K/A

Amendment No. 3

 _________________________

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

EXPLANATORY NOTE

The sole purpose of this amendment to CardioGenics Holdings Inc.’s annual report on Form 10-K for the period ended October 31, 2011, initially filed with the Securities Exchange Commission on January 30, 2012 and amended by the filing of amendments to the Form 10-K on February 1, 2012 and April 16, 2012 (“Amendment No. 2”), is to furnish updated interactive data files for the Company’s restated financial statements contained in Amendment No. 2, as set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits

See the Exhibit Index following the signature page to this Form 10-K/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.
Date: April 20, 2012	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: April 20, 2012	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

†101	The following materials from CardioGenics Holdings Inc.’s Form 10-K for the year ended October 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Deficiency), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited). Furnished herewith.

________________

* Filed or furnished with the initial filing of this Form 10-K filed on January 30, 2012.

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