Form 10-Q
period 2012-04-30
CardioGenics Holdings Inc.
filed 2012-06-13
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to___________ .

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

Yes ☑   No ☐

As of June 6, 2012 the Registrant had the following number of shares of its capital stock outstanding: 31,449,239 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended April 30, 2012

INDEX

Page
Part I. Financial Information	3

Item 1: Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets at April 30, 2012 (Unaudited) and October 31, 2011	3

Condensed Consolidated Statements of Operations (Unaudited) for the Six Months ended April 30, 2012 and 2011 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2012	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Six Months ended April 30, 2012	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended April 30, 2012 and 2011 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2012	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2: Management’s Discussion and Analysis	12

Item 3: Quantitative and Qualitative Disclosures About Market Risk	15

Item 4: Controls and Procedures	15

Part II. Other Information	16

Item 1: Legal Proceedings	16

Item 1A: Risk Factors	17

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3: Defaults Upon Senior Securities	17

Item 4: Removed and Reserved	17

Item 5: Other Information	17

Item 6: Exhibits	17

Signatures	18

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	April 30,	October 31,
	2012	2011
	(Unaudited)	(Note 2)
Assets

Current Assets
Cash and Cash Equivalents	$271,951	$669,202
Accounts Receivable	2,908	9,002
Deposits and Prepaid Expenses	51,998	51,541
Refundable Taxes Receivable	26,105	35,191
Investment Tax Credits Receivable	193,618	187,497
	546,580	952,433

Property and Equipment, net	77,107	82,308
Patents, net	128,781	130,732
	205,888	213,040
Total Assets	$752,468	$1,165,473

Liabilities and Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$633,379	$596,692
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Current Portion of Capital Lease Obligation	14,599	25,711
Due to Shareholders	262,500	▬
	910,482	622,407

Long Term Liabilities
Capital Lease Obligation, net of current portion	▬	2,630
Total Liabilities	910,482	625,037

Commitments and Contingent Liabilities
Equity
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, 1 issued and outstanding as at April 30, 2012 and October 31, 2011	▬	▬
Common stock; par value $.00001 per share; 65,000,000 shares authorized, 31,449,239 and 31,237,262 common shares and 24,176,927 and 24,388,904 exchangeable shares issued and outstanding as at April 30, 2012 and October 31, 2011 respectively	540	540

Additional paid-in capital	41,774,001	41,774,001

Deficit accumulated during development stage	(41,437,846)	(40,731,174)

Accumulated other comprehensive loss	(160,754)	(173,407)

Total CardioGenics Holdings Inc. equity	175,941	869,960
Non-controlling interest	(333,955)	(329,524)
Total equity (deficiency)	(158,014)	540,436
Total liabilities and equity	$752,468	$1,165,473

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

For the Three and Six Months Ended April 30, 2012 and 2011 and

Cumulative from November 20, 1997 (Date of Inception) to April 30, 2012

								Cumulative
								From
								November
								20, 1997
								(Date of
	For the three months Ended				For the six months Ended			Inception) to
	April 30,				April 30,			April 30,
	2012		2011		2012	2011		2012

Revenue	$	▬	$	▬	$1,136	$	▬	$10,012

Operating Expenses
Depreciation of Property and Equipment		4,539		4,871	9,094		9,529	210,533
Amortization of Patent Application Costs		1,260		1,090	2,560		2,132	14,971
Write-off of Patent Application Costs		▬		▬	▬		▬	214,625
General and Administrative		187,325		383,837	361,488		680,649	7,950,178
Write-off of Goodwill		▬		▬	▬		▬	12,780,214
Research and Product Development, Net of Investment Tax Credits		192,694		234,646	348,738		393,570	4,062,496
Cost of Settlement of Lawsuit		▬		▬	▬		▬	1,753,800
Total operating expenses		385,818		624,444	721,880		1,085,880	26,986,817
Operating Loss		(385,818)		(624,444)	(720,744)		(1,085,880)	(26,976,805)

Other Expenses (Income)
Interest Expense and Bank Charges (Net)		6,014		4,296	9,485		8,900	2,146,121
Loss on Change in Value of Derivative Liability		▬		▬	▬		▬	12,421,023
Loss (Gain) on Foreign Exchange Transactions		2,238		91,633	(19,126)		132,163	190,139
Total other expenses (income)		8,252		95,929	(9,641)		141,063	14,757,283

Loss from Continuing Operations		(394,070)		(720,373)	(711,103)		(1,226,943)	(41,734,088)

Discontinued Operations
Gain on Sale of Subsidiary		▬		▬	▬		▬	90,051
Loss from Discontinued Operations		▬		▬	▬		▬	(127,762)
Net Loss		(394,070)		(720,373)	(711,103)		(1,226,943)	(41,771,799)
Net Loss attributable to non-controlling interest		(2,368)		(4,688)	(4,431)		(8,212)	(333,955)
Net Loss attributable to CardioGenics Holdings Inc.		$(391,702)		$(715,685)	$(706,672)		$(1,218,731)	$(41,437,844)

Basic and Fully Diluted Net Loss per Common
Share attributable to CardioGenics Holdings Inc. Shareholders		$(0.01)		$(0.01)	$(0.01)		$(0.02)
Weighted-average shares of Common Stock outstanding		55,626,166		54,036,505	55,626,166		53,746,365

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Equity (unaudited)

For the six months ended April 30, 2012

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)
Balance October 31, 2011	55,626,166	$540	$41,774,001	$(40,731,174)	$(173,407)	$(329,524)	$540,436
Net loss attributable to noncontrolling interest						(4,431)	(4,431)
Comprehensive Income (Loss):
Net Loss				(706,672)			(706,672)
Other Comprehensive Income
Currency Translation Adjustment					12,653		12,653
Total Comprehensive (Loss)							(694,019)
Balance at April 30, 2012	55,626,166	$540	$41,774,001	$(41,437,846)	$(160,754)	$(333,955)	$(158,014)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

Six Months Ended April 30, 2012 and 2011 and

Cumulative from November 20, 1997 (Date of Inception) to April 30, 2012

			Cumulative from
			November 20, 1997
	Six Months Ended		(Date of Inception)
	April 30		To April 30,
	2012	2011	2012
Cash flows from operating activities
Net Loss for the Period	$(711,103)	$(1,226,943)	$(41,771,799)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation of Property and Equipment	9,094	9,529	210,533
Amortization of Patent Application Costs	2,560	2,132	14,971
Write-off of Patent Application Costs	▬	▬	214,625
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss on Change in Value of Derivative Liability	▬	▬	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	▬	▬	922,539
Unrealized Foreign Currency Exchange Gains	▬	▬	25,092
Beneficial Conversion Charge included in Interest Expense	▬	▬	452,109
Re-pricing of Options for Services Rendered	▬	163,750	163,750
Common Stock and Warrants issued on Settlement Of Lawsuit	▬	▬	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	▬	▬	2,508,282
Common Stock Issued for Services Rendered	▬	100,000	2,726,262
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and Committee Chairman	▬	▬	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	6,094	▬	(2,908)
Share Subscriptions Receivable	▬	115,000	▬
Deposits and Prepaid Expenses	(457)	35,502	(51,209)
Refundable Taxes Receivable	9,086	(17,170)	(25,241)
Investment Tax Credits Receivable	(6,121)	156,482	(173,556)
Accounts Payable and Accrued Expenses	36,687	(90,830)	(134,533)
Advances	▬	▬	131
Cash used in operating activities	(654,160)	(752,548)	(7,032,384)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	▬	195,885
Purchase of Property and Equipment	(3,893)	▬	(223,559)
Patent Application Costs	(609)	▬	(315,179)
Cash used in investing activities	(4,502)	▬	(342,853)

Cash flows from financing activities
Repayment of Capital Lease Obligations	(13,742)	(7,205)	(29,318)
Due to Shareholders	262,500	▬	262,500
Due to Director	▬	(170)	725,330
Issue of Debentures	▬	▬	1,378,305
Issue of Common Shares on Exercise of Stock options	▬	2,750	2,781
Issue of Common Shares on Exercise of Warrants	▬	▬	45,652
Issue of Common Shares for Cash	▬	359,412	5,624,169
Refund of Share Subscription	▬	(15,378)	(15,000)
Redemption of 10% Senior Convertible Debentures	▬	▬	(394,972)
Cash provided by financing activities	248,758	339,409	7,599,447

Effect of foreign exchange on cash and cash equivalents	12,653	131,526	47,741
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	(397,251)	(281,613)	271,951
Beginning of Period	669,202	1,844,752	▬
End of Period	$271,951	$1,563,139	$271,951

1.	Nature of Business

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of April 30, 2012, their results of operations for the three and six months ended April 30, 2012 and 2011, and the period from November 20, 1997 (date of inception) to April 30, 2012, changes in equity for the six months ended April 30, 2012 and cash flows for the six months ended April 30, 2012 and 2011, and the period from November 20, 1997 (date of inception) to April 30, 2012. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2011 and 2010 (the “Audited Financial Statements”) included in the Company’s Form 10-K/A that was previously filed with the SEC on April 13, 2012 and from which the October 31, 2011 consolidated balance sheet was derived.

The results of the Company’s operations for the six months ended April 30, 2012 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2012.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at April 30, 2012 of approximately $41.4 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the condensed interim consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of April 30, 2012, approximated $6,301,000 (2011 - $8,983,000) which will expire from 2013 through 2032. All fiscal years except 2011 have been assessed as originally filed in Canadian jurisdictions.

As of April 30, 2012, the Company had net operating loss carryforwards from US sources of approximately $40,652,000 available to reduce future Federal taxable income which will expire from 2019 through 2032. Returns for the years 2008 through 2011 are yet to be filed.

For the six months ended April 30, 2012 and 2011, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

5.	Due to Shareholders

In February 2012 the Company received $262,500 for the subscription of 1,050,000 of the Company’s common stock. To date, the common stock has not been issued to the subscribers as the Company is not authorized to issue any additional common stock.

6.	Stock Based Compensation

Stock-based employee compensation related to stock options for the six months ended April 30, 2012 and 2011 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding – October 31, 2010	305,000	$2.34
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	275,000	$0.01
Outstanding – October 31, 2011	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – April 30, 2012	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at April 30, 2012.

7.	Warrants

Outstanding warrants are as follows:	April 30, 2012	October 31, 2011

Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	2,046,808	2,046,808
Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	1,021,654	1,021,654
Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	208,417	208,417
Issued to former employee entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	136,220	136,220
Issued to consultants July 31, 2009, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.90 per share up to and including July 31, 2012	104,785	104,785
Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including March 20, 2013	1,000,000	1,000,000
Total Warrants outstanding	9,804,969	9,804,969

8.	Issuance of Common Stock

During the six months ended April 30, 2012, the Company issued no common shares, except for 211,977 common shares which were exchanged for 211,977 exchangeable shares.

9.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011

Weighted-average shares - basic	55,626,166	54,036,505	55,626,166	53,746,365
Effect of dilutive securities	▬	▬	▬	▬
Weighted-average shares - diluted	55,626,166	54,036,505	55,626,166	53,746,365

Basic EPS and diluted EPS for the three and six months ended April 30, 2012 and 2011 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 9,834,969 and 4,131,974 incremental shares respectively have been excluded from the six months ended April 30, 2012 and 2011 computation of diluted EPS as they are antidilutive given the net losses generated.

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

11.	Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended
	April 30
	2012		2011

Cash paid during the year for:
Interest		$9,358		$5,441
Income taxes	$	▬	$	▬

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

Critical Accounting Policies and Estimates

The preparation of these unaudited condensed interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of October 31, 2011, as outlined in our previously filed Form 10-K/A, have been applied consistently for the six months ended April 30, 2012.

Related Party Transactions

During the six months ended April 30, 2012, the Company received $262,500 for the subscription of 1,050,000 of the Company’s common stock. To date, the common stock has not been issued to the subscribers as the Company is not authorized to issue any additional common stock.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Six months ended April 30, 2012 as compared to six months ended April 30, 2011

	Six Months
	Ended April 30,
	2012	2011		$ Change

Revenue	$1,136	$	▬	$1,136

Operating expenses:
Depreciation of property and equipment	9,094		9,529	(435)
Amortization of patent application costs	2,560		2,132	428
General and administrative expenses	361,488		680,649	(319,161)
Research and product development, net of investment tax credits	348,738		393,570	(44,832)
Total operating expenses	721,880		1,085,880	(364,000)
Operating Loss	720,744		1,085,880	(365,136)
Other expenses (income)
Interest expense and bank charges, net	9,485		8,900	585
Loss (gain) on foreign exchange	(19,126)		132,163	(151,289)

Net loss	$711,103		$1,226,943	$(515,840)

Revenues

During the six months ended April 30, 2012 and 2011 we generated revenues of 2012 - $1,136 and 2011 – NIL respectively from sales of paramagnetic beads. We anticipate additional revenues from said sales during the balance of the year but cannot at this time estimate the quantum of sales.

Operating expenses

Operating expenses include the costs to a) develop and patent a method for controlling the delivery of compounds to a chemical reaction; b) develop the QL Care Analyzer, a small, automated, robust and proprietary point of care testing device; and, c) custom paramagnetic beads through our proprietary method which improves their light collection. In addition, the Company is in the process of adapting test products for the Point Of Care (“POC”) disposable, single-use cartridge-format. Detailed manufacturing specifications and costing have been created and custom manufacturers have been sourced.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in consulting fees and a charge of 2012 – Nil and 2011 - $163,750 due to re-pricing of options.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributable primarily to the decrease in staff engaged in R&D.

Three months ended April 30, 2012 as compared to three months ended April 30, 2011

	Three Months
	Ended April 30,
	2012		2011		$ Change

Revenue	$	▬	$	▬	$	▬

Operating expenses:
Depreciation of property and equipment		4,539		4,871		(332)
Amortization of patent application costs		1,260		1,090		170
General and administrative expenses		187,325		383,837		(196,512)
Research and product development, net of investment tax credits		192,694		234,646		(41,952)
Total operating expenses		385,818		624,444		(238,626)
Operating Loss		385,818		624,444		(238,626)
Other expenses (income)
Interest expense and bank charges, net		6,014		4,296		1,718
Loss (gain) on foreign exchange		2,238		91,633		(89,395)

Net loss		$394,070		$720,373		$(326,303)

Revenues

During the three months ended April 30, 2012 and 2011 we generated no revenues.

Operating expenses

Operating expenses include the costs to a) develop and patent a method for controlling the delivery of compounds to a chemical reaction; b) develop the QL Care Analyzer, a small, automated, robust and proprietary point of care testing device; and, c) custom paramagnetic beads through our proprietary method which improves their light collection. In addition, the Company is in the process of adapting test products for the POC disposable, single-use cartridge-format. Detailed manufacturing specifications and costing have been created and custom manufacturers have been sourced.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in consulting fees and a charge of 2012 – Nil and 2011 - $163,750 due to re-pricing of options.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributable primarily to the decrease in staff engaged in R&D.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $711,000 and a cash flow deficiency from operating activities of $654,160 for the six months ended April 30, 2012. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our products, to fund the ongoing operations and to commence sales and marketing efforts.  Our plans include financing activities such as private placements of our common stock and issuances of convertible debt instruments.  We are also actively pursuing industry collaboration including product licensing and specific project financing.

We believe we will be successful in obtaining the necessary financing to fund our operations, meet revenue projections and manage costs; however, there are no assurances that such additional funding will be achieved and that we will succeed in obtaining the funding to support our future operations.

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs.

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of April 30, 2012 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended April 30, 2012 and 2011 or that they will have a significant effect at the time they become effective.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

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

Our management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the quarter ended April 30, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our disclosure controls and procedures and internal control over financial reporting were not effective. Management has identified the following material weaknesses in our disclosure controls and procedures and internal control over financial reporting:

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

During the quarter ended April 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from CardioGenics Holdings Inc.'s Form 10-Q for the quarter ended April 30, 2012 in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at April 30, 2012 (Unaudited) and October 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Six Months ended April 30, 2012 and 2011 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2012, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Six Months ended April 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended April 30, 2012 and 2011 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)*
_______________________________________________________

*Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files submitted electronically as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of the Securities Act of 1933, as amended, are deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

Date: June 12, 2012	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: June 12, 2012	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from CardioGenics Holdings Inc.'s Form 10-Q for the quarter ended April 30, 2012 in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at April 30, 2012 (Unaudited) and October 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Six Months ended April 30, 2012 and 2011 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2012, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Six Months ended April 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended April 30, 2012 and 2011 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)*
_______________________________________________________

*Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files submitted electronically as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of the Securities Act of 1933, as amended, are deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

