Form 10-Q
period 2012-07-31
CardioGenics Holdings Inc.
filed 2012-09-14
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012.

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

Yes ☑       No ☐

As of September 7, 2012 the Registrant had the following number of shares of its capital stock outstanding: 31,449,239 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 14 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended July 31, 2012

INDEX

Page
Part I. Financial Information	2

Item 1: Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets at July 31, 2012 (Unaudited) and October 31, 2011	2

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months ended July 31, 2012 and 2011 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2012	3

Condensed Consolidated Statement of Changes in Equity (Deficiency) (Unaudited) for the Nine Months ended July 31, 2012	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended July 31, 2012 and 2011 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2012	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2: Management’s Discussion and Analysis	10

Item 3: Quantitative and Qualitative Disclosures About Market Risk	14

Item 4: Controls and Procedures	14

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	July 31,	October 31,
	2012	2011
	(Unaudited)	(Note 2)
Assets

Current Assets
Cash and Cash Equivalents	$72,732	$669,202
Accounts Receivable	256	9,002
Deposits and Prepaid Expenses	51,222	51,541
Refundable Taxes Receivable	36,234	35,191
Investment Tax Credits Receivable	156,177	187,497
	316,621	952,433

Property and Equipment, net	72,567	82,308
Patents, net	131,287	130,732
	203,854	213,040
Total Assets	$520,475	$1,165,473

Liabilities and Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$646,059	$596,692
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Current Portion of Capital Lease Obligation	7,490	25,711
Due to Shareholders	262,500	▬
	916,053	622,407

Long Term Liabilities
Capital Lease Obligation, net of current portion	▬	2,630
Total Liabilities	916,053	625,037

Commitments and Contingent Liabilities
Equity
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, 1 issued and outstanding as at July 31, 2012 and October 31, 2011	▬	▬
Common stock; par value $.00001 per share; 65,000,000 shares authorized, 31,449,239 and 31,237,262 common shares and 24,176,927 and 24,388,904 exchangeable shares issued and outstanding as at July 31, 2012 and October 31, 2011 respectively	540	540

Additional paid-in capital	41,774,001	41,774,001

Deficit accumulated during development stage	(41,675,280)	(40,731,174)

Accumulated other comprehensive loss	(159,491)	(173,407)

Total CardioGenics Holdings Inc. equity	(60,230)	869,960
Non-controlling interest	(335,348)	(329,524)
Total equity (deficiency)	(395,578)	540,436
Total liabilities and equity	$520,475	$1,165,473

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended July 31, 2012 and 2011 and

Cumulative from November 20, 1997 (Date of Inception) to July 31, 2012

					Cumulative
					From
					November
					20, 1997
					(Date of
	For the three months Ended		For the nine months Ended		Inception) to
	July 31,		July 31,		July 31,
	2012	2011	2012	2011	2012

Revenue	$—	$6,400	$1,136	$6,400	$10,012

Operating Expenses
Depreciation of Property and Equipment	4,541	5,409	13,635	14,938	215,074
Amortization of Patent Application Costs	1,215	1,090	3,775	3,222	16,186
Write-off of Patent Application Costs	▬	▬	▬	▬	214,625
General and Administrative	154,869	278,314	516,357	958,963	8,105,047
Write-off of Goodwill	▬	▬	▬	▬	12,780,214
Research and Product Development, Net of Investment Tax Credits	73,715	141,206	422,453	534,776	4,136,211
Cost of Settlement of Lawsuit	▬	1,753,800	▬	1,753,800	1,753,800
Total operating expenses	234,340	2,179,819	956,220	3,265,699	27,221,157
Operating Loss	(234,340)	(2,173,419)	(955,084)	(3,259,299)	(27,211,145)

Other Expenses (Income)
Interest Expense and Bank Charges, Net	5,402	6,440	14,887	15,340	2,151,523
Loss on Change in Value of Derivative Liability	▬	▬	▬	▬	12,421,023
Loss (Gain) on Foreign Exchange Transactions	(915)	7,149	(20,041)	139,312	189,224
Total other expenses (income)	4,487	13,589	(5,154)	154,652	14,761,770

Loss from Continuing Operations	(238,827)	(2,187,008)	(949,930)	(3,413,951)	(41,972,915)

Discontinued Operations
Gain on Sale of Subsidiary	▬	▬	▬	▬	90,051
Loss from Discontinued Operations	▬	▬	▬	▬	(127,762)
Net Loss	(238,827)	(2,187,008)	(949,930)	(3,413,951)	(42,010,626)
Net Loss attributable to non-controlling interest	(1,393)	(14,638)	(5,824)	(22,850)	(335,348)
Net Loss attributable to CardioGenics Holdings Inc.	$(237,434)	$(2,172,370)	$(944,106)	$(3,391,101)	$(41,675,278)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.01)	$(0.04)	$(0.02)	$(0.06)
Weighted-average shares of Common Stock outstanding	55,626,166	54,626,166	55,626,166	54,256,408

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Equity (unaudited)

For the nine months ended July 31, 2012

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)
Balance October 31, 2011	55,626,166	$540	$41,774,001	$(40,731,174)	$(173,407)	$(329,524)	$540,436
Net loss attributable to noncontrolling interest						(5,824)	(5,824)
Comprehensive Income (Loss):
Net Loss				(944,106)			(944,106)
Other Comprehensive Income
Currency Translation Adjustment					13,916		13,916
Total Comprehensive (Loss)							(930,190)
Balance at July 31, 2012	55,626,166	$540	$41,774,001	$(41,675,280)	$(159,491)	$(335,348)	$(395,578)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended July 31, 2012 and 2011 and

Cumulative from November 20, 1997 (Date of Inception) to July 31, 2012

			Cumulative from
			November 20, 1997
	Nine Months Ended		(Date of Inception)
	July 31,		To July 31,
	2012	2011	2012
Cash flows from operating activities
Net Loss for the Period	$(949,930)	$(3,413,951)	$(42,010,626)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation of Property and Equipment	13,635	14,938	215,074
Amortization of Patent Application Costs	3,775	3,222	16,186
Write-off of Patent Application Costs	▬	▬	214,625
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss on Change in Value of Derivative Liability	▬	▬	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	▬	▬	922,539
Unrealized Foreign Currency Exchange Gains	▬	▬	25,092
Beneficial Conversion Charge included in Interest Expense	▬	▬	452,109
Re-pricing of Options for Services Rendered	▬	163,750	163,750
Common Stock and Warrants issued on Settlement Of Lawsuit	▬	▬	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	▬	▬	2,508,282
Common Stock Issued for Services Rendered	▬	100,000	2,726,262
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and Committee Chairman	▬	▬	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	8,746	(6,400)	(256)
Share Subscriptions Receivable	▬	115,000	▬
Deposits and Prepaid Expenses	319	38,673	(50,433)
Refundable Taxes Receivable	(1,043)	(16,101)	(35,370)
Investment Tax Credits Receivable	31,320	156,482	(136,115)
Accounts Payable and Accrued Expenses	49,370	1,835,883	(121,850)
Advances	▬	▬	131
Cash used in operating activities	(843,808)	(1,008,504)	(7,222,032)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	▬	195,885
Purchase of Property and Equipment	(3,893)	(12,772)	(223,559)
Patent Application Costs	(4,329)	▬	(318,899)
Cash used in investing activities	(8,222)	(12,772)	(346,573)

Cash flows from financing activities
Repayment of Capital Lease Obligations	(20,851)	(5,139)	(36,427)
Due to Shareholders	262,500	▬	262,500
Due to Director	▬	(15,149)	725,330
Issue of Debentures	▬	▬	1,378,305
Issue of Common Shares on Exercise of Stock options	▬	2,750	2,781
Issue of Common Shares on Exercise of Warrants	▬	▬	45,652
Issue of Common Shares for Cash	▬	359,411	5,624,169
Refund of Share Subscription	▬	(15,378)	(15,000)
Redemption of 10% Senior Convertible Debentures	▬	▬	(394,972)
Cash provided by financing activities	241,649	326,495	7,592,338

Effect of foreign exchange on cash and cash equivalents	13,911	(32,327)	48,999
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	(596,470)	(727,108)	72,732
Beginning of Period	669,202	1,844,752	▬
End of Period	$72,732	$1,117,644	$72,732

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of July 31, 2012, its results of operations for the three and nine months ended July 31, 2012 and 2011, and the period from November 20, 1997 (date of inception) to July 31, 2012, changes in equity for the nine months ended July 31, 2012 and cash flows for the nine months ended July 31, 2012 and 2011, and the period from November 20, 1997 (date of inception) to July 31, 2012. CardioGenics Holdings Inc and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2011 and 2010 (the “Audited Financial Statements”) included in the Company’s Form 10-K/A that was previously filed with the SEC on April 13, 2012 and from which the October 31, 2011 consolidated balance sheet was derived.

The results of the Company’s operations for the three and nine months ended July 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2012.

The condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at July 31, 2012 of approximately $41.7 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Based on the Company’s evaluation, management has concluded that there are no significant tax reserves requiring recognition in the condensed interim consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of July 31, 2012, approximated $6,362,000 (2011 - $5,495,000) which will expire from 2013 through 2032. All fiscal years have been assessed as originally filed in Canadian jurisdictions.

As of July 31, 2012, the Company had net operating loss carryforwards from US sources of approximately $40,647,000 available to reduce future US Federal taxable income which will expire from 2019 through 2032. Returns for the years 2008 through 2011 are yet to be filed.

For the nine months ended July 31, 2012 and 2011, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Due to Shareholders

In February 2012 the Company received $262,500 for the subscription of 1,050,000 of the Company’s common stock. To date, the common stock has not been issued to the subscribers.

6.	Stock Based Compensation

Stock-based employee compensation related to stock options for the nine months ended July, 2012 and 2011 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding – October 31, 2010	305,000	$2.34
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	275,000	$0.01
Outstanding – October 31, 2011	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – July 31, 2012	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at July 31, 2012.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	Warrants

Outstanding warrants are as follows:

	July 31, 2012	October 31, 2011

Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012 expired unexercised	▬	2,046,808
Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012 expired unexercised	▬	1,021,654
Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012 expired unexercised	▬	208,417
Issued to former employee entitling the holder to purchase 1 common share in the Company at an exercise price of $0.47 per common share up to and including July 31, 2012 expired unexercised	▬	136,220
Issued to consultants July 31, 2009, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.90 per share up to and including July 31, 2012 expired unexercised	▬	104,785
Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including March 20, 2013	1,000,000	1,000,000
Total Warrants outstanding	6,287,085	9,804,969

8.	Issuance of Common Stock

During the nine months ended July 31, 2012, the Company issued no common shares, except for 211,977 common shares which were issued in exchange for 211,977 exchangeable shares.

9.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011

Weighted-average shares - basic	55,626,166	54,626,166	55,626,166	54,256,408
Effect of dilutive securities	▬	▬	▬	▬
Weighted-average shares - diluted	55,626,166	54,626,166	55,626,166	54,256,408

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

Basic EPS and diluted EPS for the three and nine months ended July, 2012 and 2011 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 6,317,085 and 4,131,974 incremental shares respectively have been excluded from the nine months ended July 31, 2012 and 2011 computation of diluted EPS as they are antidilutive given the net losses generated.

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

11.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	July 31
	2012		2011

Cash paid during the year for:
Interest		$11,420		$7,480
Income taxes	$	▬	$	▬

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

The accounting policies and estimates used as of October 31, 2011, as outlined in our previously filed Form 10-K/A, have been applied consistently for the nine months ended July 31, 2012.

Related Party Transactions

During the nine months ended July 31, 2012, we utilized advances from shareholders totaling $262,500 for the subscription of 1,050,000 of the Company’s common stock. To date, the common stock has not been issued to the subscribers.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Nine months ended July 31, 2012 as compared to nine months ended July 31, 2011

	Nine Months
	Ended July 31,
	2012	2011	$ Change

Revenue	$1,136	$6,400	$(5,264)

Operating expenses:
Depreciation of property and equipment	13,635	14,938	(1,303)
Amortization of patent application costs	3,775	3,222	553
General and administrative expenses	516,357	958,963	(442,606)
Research and product development, net of investment tax credits	422,453	534,776	(112,323)
Cost of settlement of lawsuit	▬	1,753,800	(1,753,800)
Total operating expenses	956,220	3,265,699	(2,309,479)
Operating Loss	955,084	3,259,299	(2,304,215)
Other expenses (income):
Interest expense and bank charges, net	14,887	15,340	(453)
Loss (gain) on foreign exchange	(20,041)	139,312	(159,353)

Net loss	$949,930	$3,413,951	$(2,464,021)

Revenues

During the nine months ended July 31, 2012 and 2011 we generated revenues of 2012 - $1,136 and 2011 – $6,400 respectively from sales of paramagnetic beads. We anticipate marginal additional revenues from said sales during the balance of the year.

Operating expenses

Operating expenses include the costs to a) develop and patent a method for controlling the delivery of compounds to a chemical reaction; b) develop the QL Care Analyzer, a small, automated, robust and proprietary point of care (“POC”) testing device; and, c) customize paramagnetic beads through our proprietary method which improves their light collection. In addition, the Company is in the process of adapting test products for the POC for a disposable, single-use cartridge format. Detailed manufacturing specifications and costing have been created and custom manufacturers have been sourced.

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

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributable primarily to the decrease in staff engaged in R&D and the inclusion of a Scientific Tax Credit from Canadian tax authorities of 2012 - $60,000 and 2011 – Nil.

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

Three months ended July 31, 2012 as compared to three months ended July 31, 2011

	Three Months
	Ended July 31,
	2012		2011	$ Change

Revenue	$	▬	$6,400	$(6,400)

Operating expenses:
Depreciation of property and equipment		4,541	5,409	(868)
Amortization of patent application costs		1,215	1,090	125
General and administrative expenses		154,869	278,314	(123,445)
Research and product development, net of investment tax credits		73,715	141,206	(67,491)
Cost of settlement of lawsuit		▬	1,753,800	(1,753,800)
Total operating expenses		234,340	2,179,819	(1,945,479)
Operating Loss		234,340	2,173,419	(1,939,079)
Other expenses (income):
Interest expense and bank charges, net		5,402	6,440	(1,038)
Loss (gain) on foreign exchange		(915)	7,149	(8,064)

Net loss		$238,827	$2,187,008	$(1,948,181)

Revenues

During the three months ended July 31, 2012 and 2011 we generated revenues of 2012 - NIL and 2011 – $6,400 respectively from sales of paramagnetic beads.

Operating expenses

Operating expenses include the costs to a) develop and patent a method for controlling the delivery of compounds to a chemical reaction; b) develop the QL Care Analyzer, a small, automated, robust and proprietary point of care (“POC”) testing device; and, c) customize paramagnetic beads through our proprietary method which improves their light collection. In addition, the Company is in the process of adapting test products for the POC for a disposable, single-use cartridge format. Detailed manufacturing specifications and costing have been created and custom manufacturers have been sourced.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in consulting fees.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributable primarily to the decrease in staff engaged in R&D and the inclusion of a Scientific Tax Credit from Canadian tax authorities of 2012 - $60,000 and 2011 – Nil.

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

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $950,000 and a cash flow deficiency from operating activities of approximately $844,000 for the nine months ended July 31, 2012. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of July 31, 2012 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended July 31, 2012 and 2011 or that they will have a significant effect at the time they become effective.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

N/A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2012.

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

Our management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the quarter ended July 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our disclosure controls and procedures and internal control over financial reporting were not effective. Management has identified the following material weaknesses in our disclosure controls and procedures and internal control over financial reporting:

•	lack of documented policies and procedures;

•	there is no effective separation of duties, which includes monitoring controls, between the members of management; and,

•	lack of resources to account for complex and unusual transactions.

Management is currently evaluating what steps, if any, can be taken in order to address these material weaknesses in light of our current management structure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARDIOGENICS HOLDINGS INC.

Date: September 14, 2012	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: September 14, 2012	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

