Form 10-K
period 2012-10-31
CardioGenics Holdings Inc.
filed 2013-01-29
CIK 1089029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

 _________________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 000-28761

CARDIOGENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0380546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on January 22, 2013 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $ 6,044,844.

As of January 22, 2013 the Registrant had the following number of shares of its capital stock outstanding: 32,499,239 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

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

Our online services consisted of a subscription-based service that offered two specific products, the JAGNotes (Upgrade/Downgrade) Report and the Rumor Room, which provided timely market reports, including breaking news and potentially market moving information. We derived revenues primarily from the sale of subscriptions.

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

Immunoassay testing segment of the IVD market is characterized by:

Expanding opportunities after completion of the human genome project.

Demand for automated and sensitive POC immunoassay analyzers.

Search for an ideal POC platform.

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
▪
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
▪
Heart Failure Risk Stratification (HFRS)	▪	We have discovered a family of related proteins that are released into the bloodstream during heart failure.
	▪	We are developing a proprietary test, the Heart Failure Risk Stratification or HFRS test to stratify the risk of death in patients with heart failure, thus permitting the initiation of appropriate therapy at an early stage.
▪
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

Product marketing and distribution will by achieved through partnerships with global companies with wide reach. As we have done with our magnetic beads, the QLCA will be marketed by a third party through licensing and distribution agreements. Notwithstanding this strategy, we also intend to evaluate the feasibility of directly marketing our magnetic beads and QLCA to appropriate end-users and may use such direct marketing efforts to supplement the efforts of our future distribution partner(s).

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

Competition

CardioGenics Competitors

Numerous companies provide Point Of Care (POC) products, many with cardiovascular test products. However, in terms of quantitative POC products, few companies operate in this space with marketed devices. These include:

●	Biosite Diagnostics Incorporated;

●	Response Biomedicals Corp.;

●	Roche POC division; and

●	i-Stat division of Abbott Diagnostics

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

Research and Development

Our efforts are focused on the development of our QLCA and our cardiovascular tests and the commercialization of our beads. Over the years 2011 and 2012 we incurred expenses of $613,504 and $603,033 respectively on those efforts.

Website Technical Information

Our CardioGenics website (www.cardiogenics.com) and the website of our wholly owned subsidiary, LuxSpheres (www.luxspheres.com), are maintained by us internally and are hosted by DreamHost, which has hosting facilities located in Brea, California.

Employees

As of October 31, 2012, we had nine (9) employees. Of those employees, only Yahia Gawad, our Chief Executive Officer, has an employment agreement with the Company.

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

Financing Arrangements

None.

Increase in Authorized Shares

In October 2009 a majority of our stockholders approved, by written consent, an amendment to our articles of incorporation, which provided for, among other matters, an increase in the number of our authorized shares of common stock from 500,000,000 to 650,000,000. The 650,000,000 authorized shares of our common stock were subsequently reduced to 65,000,000 authorized shares of common stock pursuant to a reverse stock split implemented by the Company on June 18, 2010, as further described below.

On October 17, 2012 a majority of our stockholders approved an amendment to our articles of incorporation, which provided for, among other matters, an increase in the number of our authorized shares of common stock from 65,000,000 to 150,000,000.

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

We have not earned any material revenues in our CardioGenics business unit since its incorporation and only have a limited operating history in its current business, which raise doubt about our ability to continue as a going concern.

Our CardioGenics business unit has a limited operating history in its current business and must be considered in the development stage. It has not generated any material revenues since its inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we complete development of our Cardiovascular Tests and commercialize our QLCA and the Cardiovascular Tests. The primary source of funds for our CardioGenics business unit has been the sale of common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable and we have not yet achieved profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Risks Related to Our Capital Structure

Our stockholders may experience significant dilution from the exercise of warrants to purchase shares of our Common Stock.

The Company currently has outstanding warrants to purchase 6,287,085 shares of our Common Stock at exercise prices ranging from $0.10 to $1.00 per share. Accordingly, if such warrants are exercised, in whole or part, prior to their expiration dates, you may experience substantial dilution upon exercise of these warrants. In addition, the likelihood of such dilution may be accelerated if the price of our Common Stock increases to a level greater than the exercise price of these warrants.

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

The prior shareholders of CardioGenics, as of the closing of the CardioGenics Acquisition, owned, directly or indirectly, approximately 85% of our outstanding common stock. While their percentage would decline over time if and to the extent new shares of our common stock are issued, you should expect these persons to exert continuing influence over all matters requiring shareholder approval, including the election of directors. You may have little to no practical control over such matters.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.           Properties

Our executive and administrative headquarters are currently located at 6295 Northam Drive, Units 7 & 8, Mississauga, Ontario L4V 1W8 Canada. We rent this space at a cost of US$81,926 per year.

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

On August 23, 2011, the Company’s Board of Directors approved the settlement. As a result, the Company recorded a charge to the Consolidated Statement of Operations for the year ended October 31, 2011 of $1,753,800 for Cost of Settlement of Lawsuit.

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

While it is not feasible to predict with certainty the outcome and exposures of any of the above proceedings that are still pending, management believes that their ultimate disposition should not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 4.	MINE SAFETY DISCLOSURES

None

Part II

ITEM. 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

For the period covered below, our common stock (other than our class B common stock) is traded on the OTC Bulletin Board under the symbol CGNH. In October 2009, our symbol was changed from JAGH to CGNH as a result of the CardioGenics Acquisition. The following table based on Bloomberg L.P. reflects quarterly high and low bid prices of our common stock from October 31, 2011 through October 31, 2012. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

On January 22, 2013 the closing bid price for our common stock was $0.21. A public trading market for our Series 2 and Series 3 Class B common stock, which were redeemed on April 4, 2011, never developed. Pursuant to an amendment to our Articles of Incorporation filed in Nevada on January 17, 2013 our Class B common stock was deauthorized and is no longer available for issuance.

As of January 22, 2013, there were 32,499,239 shares of our common stock outstanding. There was also outstanding 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 Exchangeable Shares, which are exchangeable into 24,176,927 shares of our common stock.

In addition, there are 1,235 additional stockholders who did not turn in their shares of prior classes of our common stock in connection with our recapitalizations in 2002 and 2004. These stockholders, upon presentation of their shares, are entitled to receive shares of our common stock in exchange. As of January 29, 2013 17,265 Series 1 Class B common shares, 106,855 Class A common shares and 12,366 original JagNotes.com Inc. common shares remained unconverted.

Fiscal Year Ending October 31, 2012
Quarter Ended	High $	Low $
October 31, 2012	0.27	0.17
July 31, 2012	0.34	0.25
April 30, 2012	0.23	0.16
January 31, 2012	0.45	0.26

Fiscal Year Ending October 31, 2011
Quarter Ended	High $	Low $
October 31, 2011	0.65	0.30
July 31, 2011	0.80	0.55
April 30, 2011	1.08	0.60
January 31, 2011	1.39	0.87

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

During the year the Company sold 1,050,000 common shares for the sum of $262,500 under a private placement.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended October 31, 2012.

ITEM 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.	Management’s Discussion and Analysis oF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Years Ended October 31, 2012 and October 31, 2011

The following table sets forth the Company’s results of operations for the years ended October 31, 2012 and 2011:

	Years Ended October 31,
	2012	2011

Revenue	$1,297	$8,876

Operating Expenses:
Depreciation and amortization of property and equipment	18,305	20,399
Amortization of patent application costs	6,882	5,207
Write-off of patent application costs	24,905	55,549
General and administrative	741,961	3,398,960
Cost of settlement of lawsuit	—	1,753,800
Research and product development, net of investment tax credits	522,953	426,007
Total operating expenses	1,315,006	5,659,922

Operating loss	(1,313,709)	(5,651,046)

Other Expenses:
Interest expense and bank charges (net)	21,672	20,135
Loss (gain) on foreign exchange transactions	(18,922)	90,737
Total other expenses	2,750	110,872

Loss from Continuing Operations	(1,316,459)	(5,761,918)

Net Loss	$(1,316,459)	$(5,761,918)

Revenues

Revenues reflect sales of paramagnetic beads.

Operating expenses

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The change in general and administrative expenses is attributable primarily to a decrease in professional fees of approximately $250,000, a decrease in consulting related fees of approximately $339,000 and a decrease in stock compensation related expenses of approximately $2,068,000.

Research and product development costs, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The change in research and development expenses is attributable primarily to a decrease in the amount of the Canadian refundable tax credit received over that of the previous year.

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

Other expenses

Loss (gain) on foreign exchange transactions

The Company conducts the majority of its transactions in Canadian dollars. The foreign exchange loss (gain) (2012-($18,922), 2011-$90,737) results from currency movements on transactions settled during the year.

Liquidity and Capital Resources

For the year ended October 31, 2012, the Company incurred a net loss of approximately $1,316,000 (2011-$5,762,000) and a cash flow deficiency from operating activities of approximately $971,000 (2011-$1,521,000). The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our financial statements.

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

Our current annual cash requirement is approximately $1,000,000. The cash balance at the year end was $27,009 meaning that we had sufficient cash reserves to cover less than 1 months operations, assuming no revenue over the period. We are in fact anticipating revenues during the next fiscal year.

On November 19, 2012, the Company entered into an agreement (“Line”) with JMJ Financial (“Lender”) whereby the Company may borrow up to $350,000 from the Lender in increments of $50,000. The Line is subject to an original issue discount of $50,000. Advances under the Line have a maturity date of one year from the date of the advance. If the advance is repaid within three months, the advance is interest free. If not repaid within three months, the advance may not be repaid before maturity and carries interest at 5%. The Lender has the right at any time to convert all or part of the outstanding principal and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company at a price equal to the lesser of $0.23 and 60% of the lowest trade price in the previous 25 trading days prior to the conversion. Unless agreed in writing by the parties, at no time will the Lender convert any amount owing under the Line into common stock that would result in the Lender owning more than 4.99% of the Company’s common stock outstanding.

Subsequent to the year end, two officer/director/shareholders advanced $200,000 to the Company.

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

(b)	Income Taxes

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

(c)	Stock-Based Compensation

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

(d)	Foreign Currency Translation

The Company maintains its accounting records for its Canadian operations in Canadian dollars. Transactions in United States dollars (“USD”) are translated into Canadian dollars at rates in effect at the date of the transaction and gains or losses on such transactions are recorded at the time of settlement in the statement of operations.

The Company’s reporting currency is the United States Dollar.  Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and a weighted average of exchange rate in effect during the period for expenses, gains and losses.  Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive loss component of stockholders’ equity (deficiency).

(e)	Non-controlling Interest in Consolidated Financial Statements

The Company follows the authoritative guidance for accounting and reporting for minority interests which characterizes non-controlling interests as a component of equity within the consolidated balance sheets.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 beginning in fiscal 2014.

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

2012

None

2011

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended October 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate controls and procedures and internal control over financial reporting (as defined in the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the fiscal year ended October 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our disclosure controls and procedures and internal control over financial reporting were not effective. Management has identified the following material weaknesses in our disclosure controls and procedures and internal control over financial reporting:

• lack of documented policies and procedures;

• there is no effective separation of duties, which includes monitoring controls, between the members of management; and

• lack of resources to account for complex and unusual transactions.

Management is currently evaluating what steps, if any, can be taken in order to address these material weaknesses in light of our current management structure.

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended October 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors and Executive Officers

Name	Age	Position
Yahia Gawad	54	Director & Chief Executive Officer

Alexander D.G. Reid	74	Director

J Neil Tabatznik	62	Director/Acting Chairman

Linda J. Sterling	51	Director & Secretary

James A. Essex	64	Chief Financial Officer

Yahia Gawad, MB, Ch.B., MD, MSc. (age 54, Director and Chief Executive Officer of CardioGenics since 1997). Dr. Gawad is a Physician/Scientist with primary training in Cardiology, Biochemistry and Immunology.  He received his medical education and post-graduate training at the University of Alexandria and the University of Toronto. Dr. Gawad's academic and commercial experience and expertise include many years of designing and managing cardiovascular disease research and product development.

Dr. Gawad was a co-founder of a division of Nanogen (NGEN) (formerly Syn X and Skye Pharmatech) where he held the position of Vice-President, Medical Affairs. Prior to that, he was Director of Clinical Research and Development at Spectral Diagnostics Inc. (now Nanogen).

For the past 17 years, he has been working extensively on cardiac diagnostic test products.  He has prepared, submitted and obtained FDA regulatory approvals for several cardiac test products currently being marketed (including Cardiac Status Troponin I®, Myoglobin® and Myoglobin/CK-MB®, registered trademarks of Spectral Diagnostics Inc.). Through his expertise and contributions to an international committee, a new cardiac test, Troponin I, is now in routine clinical use.

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

J. Neil Tabatznik (age 62, Director of CardioGenics since 2005, Acting Chairman of CardioGenics since 2009). Mr. Tabatznik is the Chairman, CEO of Arrow Pharmaceuticals Inc. Arrow Pharmaceuticals is part of a global generic drug company established in 2000, and has seen rapid growth from $0 to $700 million in 8 years. The Arrow Group has sales operations in 5 continents and employs more than 1000 people worldwide. Prior to Arrow Pharmaceuticals, Mr. Tabatznik was the Chairman, CEO of Genpharm Inc. (1993-2000), which was acquired by MerckKGaA in 1994 and is now a part of Mylan Inc. the world's third largest generic and specialty pharmaceutical company. He was a Barrister-at-Law in London and was called to the Bar of England and Wales in 1978. He has extensive expertise in pharmaceutical manufacturing and negotiations of agreements with multinational companies.

Alexander D.G. Reid (age 74, Director of CardioGenics since 1998). Mr. Reid has been in the financial community with experience in public and private companies for over 30 years. He has held numerous positions and board memberships in various financial and non-financial corporations. For many years, Mr. Reid was the author of the market business column in the Financial Post. Through his writing, various business models have been analysed and critiqued.  He has been involved with the Company as a shareholder since 1999;

Linda J. Sterling (age 51, Corporate Secretary of CardioGenics since 2003, Director of CardioGenics since 2009). Ms. Sterling has been in the legal community in the capacity as a Law Clerk with both Stikeman Elliott LLP and Davies Ward Phillips & Vineberg LLP since 1999. She developed expertise with both public and private company legal compliance and has been responsible for CardioGenics' compliance and maintenance of corporate governance since 2001. She is currently in the process of being licensed as a Legal Executive (F.Inst.L.C.O.), with the Institute of Law Clerks of Ontario, of which she is a member. She has held the position of CEO and director of Sterling Studios since 1989.

James A. Essex, CA, MBA (age 64, Chief Financial Officer of CardioGenics since 2001) Mr. Essex has been with CardioGenics since 1999. He founded J. Hunter & Associates Inc. in 1990, a private financial consulting firm. Previously, he was a co-owner, President and COO of Calais Investigations, Inc., a private company (from 1993 to 1998), a Vice President of Confederation Trust (1989) and a Vice President of Chemical Bank of Canada (now JP Morgan Chase Bank of Canada) from 1977 through 1987.

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

Board Committees

Our Board of Directors does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our entire Board of Directors, to the extent required. Our Board of Directors anticipates that it will evaluate from time-to-time the appropriateness of forming one or more of such committees.

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

ITEM 11. Executive Compensation

As a “smaller reporting company,” CardioGenics has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation. Under the scaled disclosure obligations, CardioGenics is not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor is CardioGenics required to quantify payments due to the named executives upon termination of employment. Management believes that the scaled disclosure for the Company’s executive compensation policy and practices is appropriate because CardioGenics is small for a publicly-traded company, has only three named executives and has a relatively simple compensation policy and structure that has not changed in the last fiscal year.

Summary Compensation Table

The following table provides information concerning compensation of CardioGenics’ named executives for CardioGenics’ last two completed fiscal years ending October 31, 2011 and 2012.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Dr. Yahia Gawad, Chief Executive Officer	2012 2011	150,465(1) 152,238(1)	— —	— —	— —	— —	— —	— —	150,465 152,238

James A. Essex, Chief Financial Officer	2012 2011	36,111(1) 36,537(1)	— —	— —	— —	— —	— —	— —	36,111 36,537

Linda J. Sterling, Secretary	2012 2011	25,078(1) 30,448(1)	— —	— —	— —	— —	— —	— —	25,078 30,448

(1)	Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended October 31, 2012 and October 31, 2011.

Employment Agreements

We currently do not have written employment agreements with any of our current officers or executive personnel, except for Dr. Yahia Gawad who has a 3 year employment agreement with CardioGenics Holdings Inc., which commenced on July 31, 2010, and provides for an annual salary of $150,000, heath and dental insurance coverage on terms not less favorable than the health insurance coverage to be offered by the Company to its employees, performance bonuses in the form of cash and stock options to be proposed to the Board of Directors on an annual basis, non-compete agreement for 24 months after effective takeover and 18 months full salary severance pay and benefit for firing without cause. Further, for each calendar year of the Term he will be entitled to five (5) weeks paid vacation. Also, he will be eligible for stock option incentives to the executives as approved by the Board of Directors.

Outstanding Equity Awards at October 31, 2012 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date

None

Director Compensation

Non-Employee Directors' Compensation

In fiscal 2012 our policy for compensation of non-employee directors was as follows:

1.	Non-employee directors do not receive an annual cash base retainer.

2.	At the discretion of the full Board of Directors, nonemployee directors may receive shares of the Company’s common stock. The number and terms of such shares is within the discretion of the full Board of Directors.

3.	Directors who are officers or employees of CardioGenics do not receive separate consideration for their service on the Board of Directors.

Fiscal Year 2012 Director Compensation Table

Name	Stock Award As Director $	Stock Award (Other) $	Total(1) $

J. Neil Tabatznik	0	0	0

Alexander D.G. Reid	0	0	0

(1)	As of October 31, 2012, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Tabatznik (561,648) and Mr. Reid (52,393).

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock and Series 1 Preferred Stock by: (i) each director, (ii) each of the executive officers of the Company, (iii) all current directors and executive officers as a group, and (iv) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or Series 1 Preferred Stock.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of January 22, 2013, and the address for each director and executive officer of the Company is: c/o CardioGenics Holdings Inc., 6295 Northam Drive, Unit 8, Mississauga, Ontario L4V 1W8. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Common Stock			Series 1 Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding(2)	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding
Directors
J. Neil Tabatznik	2,325,356	(3)	4.1%	—		—
Alexander D. G. Reid	523,196	(4)	*	—		—

Named Executive Officers
Yahia Gawad	18,144,652	(5)	32. %	—		—
Linda J. Sterling	1,501,617	(6)	2.6%	—		—
James Essex	398,183	(7)	*	—		—
All directors and named executive officers as a group (5 persons)	22,893,004	(8)	40%	—		—

5% Stockholders
Weirfoulds LLP	—		—	1	(9)	100%
Paul H. Saunders	4,998,000	(10)	8.8%	—		—

*Less than 1%

(1) The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock and Series 1 Preferred Stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after January 22, 2013 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of Common Stock or Series 1 Preferred Stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock or Series 1 Preferred Stock.

(2) Based on 56,676,166 shares of Common Stock outstanding as of January 22, 2013, which includes 24,176,927 shares of Common Stock into which all outstanding Exchangeable Shares are exchangeable at any time.

(3) J. Neil Tabatznik beneficially owns 2,325,356 shares of Common Stock, including (i) 1,725,356 shares of Common Stock issuable upon exchange of 1 Exchangeable Share.

(4) Alexander D.G. Reid beneficially owns 523,196 shares of Common Stock, including (i) 523,196 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) -0- shares of Common Stock.

(5) Yahia Gawad beneficially owns 18,144,652 shares of Common Stock, including (i) 17,478,553 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) 666,099 shares of Common Stock. Pursuant to the terms of a lock-up agreement dated March 15, 2010 entered into among Dr. Gawad, the Company, CardioGenics ExchangeCo Inc. and Weirfoulds LLP, Dr. Gawad has agreed to lock-up fifteen million (15,000,000) shares of his Exchangeable Share exchange rights until March 15, 2014, in accordance with the terms of the lock-up agreement.

(6) Linda J. Sterling beneficially owns 1,501,617 shares of Common Stock, including (i) 1,501,617 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) -0- shares of Common Stock.

(7) James Essex beneficially owns 398,183 shares of Common Stock, including (i) 345,791 shares of Common Stock issuable upon exchange of 1 Exchangeable Shares and (ii) 52,392 shares of Common Stock.

(8) See notes 2 through 7 above.

(9) Weirfoulds LLP, as trustee pursuant to the Voting Trust Agreement (the “Trustee”), beneficially owns the 1 outstanding share of Series 1 Preferred Stock, which provides the Trustee voting power with respect to all outstanding Exchangeable Shares in accordance with the terms of the Voting Trust Agreement. The voting rights with respect to any Exchangeable Share may be exercised by the Trustee or, alternatively, the holder of the Exchangeable Share may exercise their voting rights directly. Under the Voting Trust Agreement, the Trustee may exercise the voting rights of the Exchangeable Shares only with the instruction of the holder of the Exchangeable Share. As of January 22, 2013, the Exchangeable Shares are exchangeable at any time into 24,176,931 shares of Common Stock. Weirfoulds LLP’s address is 1600-130 King Street, The Exchange Tower, Toronto, Ontario, M5X 1J5.

(10) Paul H. Saunders’ address is 2700 North Ocean Drive, 9A, Singer Island, Florida 33404.

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of October 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

Equity Compensation Plans not approved by security holders	__	__	30,000	(1)

TOTAL	__	__	30,000

________________________

(1)	The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 600,000 shares of Common Stock. Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

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

Certain Relationships and Related Transactions

During the year ended October 31, 2012, an existing stockholder made advances to the company totaling S100,000 bearing interest at 10% per annum.

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

ITEM 14. Principal Accounting Fees and Services

CohnReznick LLP has been appointed as our independent public accountants for the year ended October 31, 2012 by unanimous approval of our board of directors. CohnReznick LLP is the successor to our former independent auditors, KPMG LLP, who served as our independent auditor since February 2012.

The following table sets forth the aggregate fees paid by CardioGenics for the fiscal years ended October 31, 2012 and 2011 to our independent auditors:

	Fiscal Year Ended October 2012		Fiscal Year Ended October 2011
Audit Fees	$60,000	(1)	$149,265
Audit Related Fees	$49,450	(2)	$53,173	(2)
Tax Fees	$0		$0
All Other Fees	$0		$0
Total	$109,450		$202,438

(1) Represents estimated audit fees for the fiscal year ended October 31, 2012.

(2) Represents charges of CohnReznick LLP (formerly J.H. Cohn LLP) and KPMG LLP, CardioGenics’ auditors in fiscal years ended October 31, 2012 and October 31, 2011, for review of interim financial statements.

(3) CohnReznick LLP and KPMG LLP did not provide and did not bill for any tax services.

All Other Fees

There were no other fees billed by CohnReznick LLP or KPMG LLP in the years ended October 31, 2012 or 2011.

Pre-Approval Policies and Procedures

The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Board of Directors pre-approved all of the services rendered by CohnReznick LLP and KPMG LLP for the audits of the consolidated financial statements included in our Annual Reports on Form 10-K and reviews of consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The services provided for 2012 were 55% audit services and 45% audit related fees. The services provided above for 2011 were 74% audit services and 26% audit related fees.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on June 19, 2006.

3.2	Bylaws of Registrant. Incorporated by reference to the Registrant’s Form SB-2 filed with the SEC on September 30, 1999.

3.3	Certificate of Designation of Series 1 Preferred Stock of Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

3.4	Articles of Amendment of CardioGenics ExchangeCo Inc. effective July 14 2009 and Articles of Incorporation of CardioGenics ExchangeCo Inc. Effective May 22, 2009

3.5	Certificate of Amendment to Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form DEF 14C filed with the SEC on September 9, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.2	Form of Series 2 Class B Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.3	Securities Purchase Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.4	Letter Agreement, dated January 31, 2008, relating to the conversion of the remaining principal balance of the convertible secured debentures. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 6, 2008.

4.5	Warrant No. CCP-1 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.6	Warrant No. CCP-2 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.7	Warrant No. CCP-3 for 2,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.8	Warrant No. CCP-4 for 3,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.9	Warrant No. CCP-5 for 3,000,000 shares of common stock issued to YA Global, effective May 25, 2006. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

4.10	Letter Agreement, amending Warrant No. CCP-4. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

4.11	Investor Registration Rights Agreement, effective May 25, 2006, with YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

10.1	Non-Binding Letter of Intent, dated October 1, 2008, by and among the Registrant, BlueCreek, e2 Business and YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 3, 2008.

10.2	1999 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit [ ] to the Registrant’s Form S-8 filed with the SEC on May 1, 2002.

10.3	Amended and Restated Employment Agreement, dated August 31, 2001, between Thomas J. Mazzarisi and Registrant. Incorporated by reference to Exhibit 10.21 in Amendment No. 1 to the Registrant’s Form SB-2 filed with the SEC on September 26, 2001.

10.4	Amended and Restated Employment Agreement, dated August 31, 2001, between Stephen J. Schoepfer and Registrant. Incorporated by reference to Exhibit 10.20 in Amendment No. 1 to the Registrant’s Form SB-2 filed with the SEC on September 26, 2001.

10.5	Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, between Registrant and Thomas J. Mazzarisi. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

10.6	Amendment to Amended and Restated Employment Agreement, dated as of November 3, 2005, between Registrant and Stephen J. Schoepfer. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

10.7	Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Thomas J. Mazzarisi. Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.8	Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2007, by and between Registrant and Stephen J. Schoepfer. Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008

10.9	Extension of Amended and Restated Employment Agreement dated as of November 12, 2008 between registrant and Thomas J. Mazzarisi. Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.10	Extension of Amended and Restated Employment Agreement dated as of November 12, 2008 between registrant and Stephen J. Schoepfer. Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed with the SEC on November 13, 2008.

10.11	Consulting Agreement, dated November 12, 2007, between the Registrant and Walsh Organization, Inc. Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

10.12	Power of Attorney and Contingent Fee Contract, dated June 14, 2002, among the Registrant, Gary Valinoti and the Law Firm of O’Quinn, Laminack & Pirtle. Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-KSB filed November 13, 2003.

10.13	Subscription Agreement, dated December 10, 2002, between the Registrant and Bay Point Investment Partners LLC. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 9, 2003.

10.14	Placement Agent Agreement, dated December 10, 2002, between the Registrant and RMC 1 Capital Markets, Inc. Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 9, 2003.

10.15	Placement Agent Agreement, dated as of June 19, 2003, between the Registrant and RMC 1 Capital Markets, Inc., as amended on August 12, 2003. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2003.

10.16	Subscription Agreement, dated as of June 19, 2003, between the Registrant and Bay Point Investment Partners LLC, as amended on August 12, 2003. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2003.

10.17	Subscription Agreement, dated as of September 25, 2003, between the Registrant and Kuekenhof Equity Fund L.P. Incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

10.18	Non-Circumvention/Non-Disclosure Agreement, dated as of January 1, 2004 between Flow Capital Advisors Inc. and the Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2007.

10.19	Finder’s Fee Agreement, dated as of January 5, 2004, between the Registrant and Flow Capital Advisors, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 20, 2004.

10.20	Finder’s Fee Agreement, dated as of March 14, 2005, by and between the Registrant and Flow Capital Advisors, Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2007.

10.21	Irrevocable Transfer Agent Instructions, effective May 25, 2006, between the Registrant and YA Global. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 1, 2006.

10.22	Letter, dated as of June 17, 2008, from Cryptometrics regarding termination of the agreement and plan of merger between the Registrant and Cryptometrics. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 18, 2008.

10.23	Stand-By Equity Distribution Agreement dated March 12, 2009 between Registrant and YA Global Master SPV Ltd. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 13, 2009.

10.24	Registration Rights Agreement dated March 12, 2009 between Registrant and YA Global Master SPV Ltd. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 13, 2009.

10.23	Share Purchase Agreement dated May 22, 2009 between Registrant, CardioGenics ExchnageCo Inc., CardioGenics Inc. And Yahia Gawad, Principal Shareholder of CardioGenics Inc.

10.24	Voting and Exchange Trust Agreement dated July 6, 2009 among Registrant, CardioGenics ExchangeCo Inc. and Weirfoulds LLP. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.25	Support Agreement dated July 6, 2009 between Registrant and CardioGenics ExchangeCo Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.26	Agreement dated September 10, 2009 between Registrant and The Investor’s Relations Group, Inc. by reference to the Registrant’s Form 8-K filed with the SEC on September 11, 2009.

10.27	Agreement dated September 28, 2009 between Registrant and Gilford Securities Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 2, 2009.

10.28	Retainer Agreement dated January 20, 2010 between Registrant and Wolf, Axelrod & Weinberger Associates LLC

10.29	Letter of Agreement dated January 18, 2010 between Registrant and The Investor Relations Group, Inc.

10.30	Employment agreement dated July 31, 2009 between Registrant and Dr. Yahia Gawad.

10.31	LLC Membership Interest Purchase Agreement dated February 10, 2010 between Registrant and Rothcove Partners LLC.

14.1	Code of Ethics. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

21.1	Subsidiaries of Registrant. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on January 31, 2011.

23.1	Consent of CohnReznick LLP*

23.2	Consent of KPMG LLP*

23.3	Consent of BDO Canada LLP*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

*Filed herewith

Consolidated Financial Statements

CardioGenics Holdings Inc.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CardioGenics Holdings, Inc.

We have audited the accompanying consolidated balance sheet of CardioGenics Holdings Inc. (a development stage company) as of October 31, 2012, and the related consolidated statements of operations, changes in equity (deficiency) and cash flows for the year then ended and for the period from November 20, 1997 (date of inception) to October 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of CardioGenics, Inc. for the period from November 20, 1997 to October 31, 2008 and the one year ended October 31, 2011 were audited by other auditors whose reports dated July 29, 2009 and April 13, 2012, respectively, expressed an unqualified opinion on those statements with explanatory paragraphs relating to the Company’s ability to continue as a going concern. Our opinion on the consolidated statements of operations, changes in equity (deficiency) and cash flows for the period from November 20, 1997 (date of inception) to October 31, 2012, insofar as it relates to amounts for prior periods through October 31, 2008 and the year ended October 31, 2011, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings, Inc. as of October 31, 2012, and its results of operations and cash flows for the year then ended, and for the period from November 20, 1997 (date of inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Roseland, New Jersey

January 29, 2013

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

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings Inc. as of October 31, 2011, and the results of its operations and its cash flows for the years ended October 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

April 13, 2012

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	October 31,
	2012	2011

Assets

Current
Cash and Cash Equivalents	$27,009	$669,202
Accounts Receivable	437	9,002
Deposits and Prepaid Expenses	51,422	51,541
Refundable Taxes Receivable	45,207	35,191
Government Grants and Investment Tax Credits Receivable	80,080	187,497
	204,155	952,433
Long-Term
Property and Equipment, net	67,827	82,308
Patents, net	110,031	130,732
	177,858	213,040
Total Assets	$382,013	$1,165,473
Liabilities and Equity (Deficiency)

Current Liabilities
Accounts Payable and Accrued Expenses	$786,135	$596,692
Due to Shareholders	100,000	—
Current Portion of Capital Lease Obligation	2,627	25,711
Funds Held in Trust for Redemption of Class B Common Shares	4	4
	888,766	622,407

Long-Term Liabilities
Capital Lease Obligation, net of current portion	—	2,630
	—	2,630
Total Liabilities	888,766	625,037
Mandatorily redeemable Class B common stock; par value $.00001 per share:
400,000 shares designated as Series 2; 381,749 shares issued and outstanding	—	—
40,000 shares designated as Series 3; 21,500 shares issued and outstanding	—	—
	—	—

Commitments and contingencies
Equity (Deficiency)
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 65,000,000 shares authorized, 32,499,239 and 31,237,262 common shares and 24,176,927 and 24,388,904 exchangeable shares issued and outstanding as at October 31, 2012 and 2011, respectively	543	540

Additional paid-in capital	42,036,498	41,774,001

Deficit accumulated during development stage	(42,039,223)	(40,731,174)

Accumulated other comprehensive loss	(166,637)	(173,407)

Total Equity (Deficiency) Attributable to CardioGenics Holdings Inc.	(168,819)	869,960
Non-Controlling Interest	(337,934)	(329,524)
Total Equity (Deficiency)	(506,753)	540,436
Total Liabilities and Equity (Deficiency)	$382,013	$1,165,473

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended October 31, 2012 and 2011 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2012

			Cumulative
			From
			November 20,
			1997
			(Date of
	For the Years Ended		Inception) to
	October 31,		October 31,
	2012	2011	2012

Revenue	$1,297	$8,876	$10,173

Operating Expenses
Depreciation and Amortization of Property and Equipment	18,305	20,399	219,744
Amortization of Patent Application Costs	6,882	5,207	19,293
Write-off of Patent Application Costs	24,905	55,549	239,530
General and Administrative	741,961	3,398,960	8,417,031
Write-off of Goodwill	—	—	12,780,214
Research and Product Development, Net of Investment Tax Credits	522,953	426,007	4,150,333
Cost of Settlement of Lawsuit	—	1,753,800	1,753,800
Total operating expenses	1,315,006	5,659,922	27,579,945
Operating Loss	(1,313,709)	(5,651,046)	(27,569,772)

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	21,672	20,135	2,158,308
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Loss (Gain) on Foreign Exchange Transactions	(18,922)	90,737	190,343
Total other expenses	2,750	110,872	14,769,674

Loss from Continuing Operations	(1,316,459)	(5,761,918)	(42,339,446)

Discontinued Operations
Gain on Sale of Subsidiary	—	—	90,051
Loss from Discontinued Operations	—	—	(127,762)
Net Loss	(1,316,459)	(5,761,918)	(42,377,157)
Net Loss Attributed to Non-Controlling Interest	8,410	37,302	337,934
Net Loss Attributed to CardioGenics Holdings Inc.	$(1,308,049)	$(5,724,616)	$(42,039,223)

Basic and Fully Diluted Net Loss per Common Share	$(0.02)	$(0.11)

Weighted-average number of Common Shares	55,629,034	54,167,687

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2012

				Deficit
				Accumulated
				During	Accumulated
			Additional	The	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Issuance of common shares for cash November 1997	1,592,732	$16	$(15)	$—	$—	$—	$1
Issuance of common shares for cash December 1997, $.00	796,366	8	35,028				35,036
Issuance of common shares for cash March 1998, $.00	551,611	6	24,442				24,448
Issuance of common shares for cash April 1998, $.00	12,986,611	130	5,573				5,703
Issuance of common shares for cash May 1998, $.01	210,249	2	17,297				17,299
Issuance of common shares for cash August 1998, $.00	2,787,281	28	200				228
Issuance of common shares for cash September 1998, $.01	84,100	1	6,570				6,571
Issuance of common shares for cash October 1998, $.01	31,949	—	2,500				2,500
Comprehensive Income (Loss)
Net Loss				(81,208)			(81,208)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(2,096)		(2,096)
Total Comprehensive Loss				(81,208)	(2,096)		(83,304)
Balance at October 31, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482
Issuance of common shares for cash November 1998, $.01	32,066	—	2,500				2,500
Issuance of common shares for cash February 1999, $.01	159,273	2	14,287				14,289
Commission paid on issuance of common stock for cash February 1999			(935)				(935)
Issuance of common shares for cash March 1999, $.01	278,728	3	24,707				24,710
Commission paid on issuance of common stock for cash March 1999			(1,647)				(1,647)
Issuance of common shares for cash to minority shareholders April 1999, $.01	—	—	10,707				10,707
Commission paid on issuance of common stock for cash April 1999			(627)				(627)
Issuance of common shares for cash April 1999, $.01	39,818	—	3,814				3,814
Commission paid on issuance of common stock for cash April 1999			(314)				(314)
Issuance of common shares for cash July 1999, $.01	119,455	1	10,073				10,074
Issuance of common shares for cash August 1999, $.01	119,455	1	10,045				10,046
Net loss attributable to noncontrolling interest						(604)	(604)
Comprehensive Income (Loss)
Net Loss				(100,141)			(100,141)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(3,489)		(3,489)
Total Comprehensive Loss				(100,141)	(3,489)		(103,630)
Balance at October 31, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2012

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)
Issuance of common shares for cash November 1999, $.03	318,546	3	99,997				100,000
Issuance of common shares for minority shareholders as employee compensation December 1999, $.03	—	—	3,396				3,396
Issuance of common shares for cash March 2000, $.03	167,237	2	43,124				43,126
Issuance of common shares for minority shareholders for cash March, 2000, $.03	—	—	25,330				25,330
Issuance of common shares for cash April 2000, $.03	23,891	—	6,128				6,128
Loan Payable plus interest exchanged for shares July 2000, $.03	356,772	4	111,996				112,000
Issuance of common shares for minority shareholders as employee compensation October 2000, $.03	—	—	6,611				6,611
Issuance of stock options in exchange for services rendered October 2000	—		11,570				11,570
Net loss attributable to noncontrolling interest						(1,840)	(1,840)
Comprehensive Income (Loss)
Net Loss				(152,525)			(152,525)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					921		921
Total Comprehensive Income (Loss)				(152,525)	921		(151,604)
Balance at October 31, 2000	20,656,140	$207	$472,357	$(333,874)	$(4,664)	$(2,444)	$131,582

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Loss	Interest	(Deficiency)

Balance November 1, 2000	20,656,140	$207	$472,357	$(333,874)	$(4,664)	$(2,444)	$131,582
Issuance of common shares as employee compensation October 2001, $.03	2,410	—	925				925
Issuance of common share for minority shareholders as employee compensation October 2001, $.03	—	—	6,169				6,169
Issuance of stock options in exchange for services rendered October 2001	—	—	22,269				22,269
Net loss attributable to noncontrolling interest						(1,500)	(1,500)
Comprehensive Income (Loss)
Net Loss				(114,761)			(114,761)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(10,528)		(10,528)
Total Comprehensive Loss				(114,761)	(10,528)		(125,289)
Balance at October 31, 2001	20,658,550	$207	$501,720	$(448,635)	$(15,192)	$(3,944)	$34,156

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2012

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
For the year ended October 31, 2012

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
For the year ended October 31, 2012

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

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2012

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2008	22,241,023	$222	$2,053,019	$(4,266,373)	$209,481	$(66,327)	$(2,069,978)

Issuance of common shares as payment of debenture interest, January 2009, $0.05 per share	495,094	5	236,238				236,243
Issuance of common shares on exercise of options, April 2009	570,980	6	22				28
Issuance of common shares as employee compensation for the years 2001 to 2008, May 2009, $0.04 per share	3,153,878	32	1,298,753				1,298,785
Issuance of common shares to directors, pursuant to debenture financing of January 2009, May 2009, $0.04 per share	928,394	9	382,521				382,530
Issuance of common shares in exchange for services rendered, June 2009, $0.04 per share	5,023	—	2,062			\	2,062
Issuance of common shares for cash June 2009, $0.04 per share	24,090	—	8,602				8,602
Issuance of common shares in exchange for services rendered, July 2009, $0.04 per share	47,153	—	20,250				20,250
Issuance of common shares as payment of director compensation, for the years 2004 through 2009, July 2009, $0.04 per share	241,005	2	103,498				103,500
Issuance of common shares as employee compensation pursuant to reverse merger transaction, July 2009, $0.04 per share	1,173,592	12	503,988				504,000
Issuance of common shares to retire debentures, July 2009, $0.03 per share	3,346,028	34	997,538				997,572
Issuance of common shares as payment of debenture interest, January 2009, July 2009, $0.05 per share	855,712	9	418,659				418,668
Issuance of common shares to retire director's loan, July 2009 $0.04 per share	2,377,813	24	884,976				885,000
Issuance of common shares as payment of interest on director's loan, July 2009, $0.04 per share	218,556	2	108,633				108,635
Issuance of common shares for cash, July 2009, $0.04 per share	6,540,017	66	2,714,934				2,715,000
Issuance of common shares as compensation for consulting contract, July 2009, $0.38 per share	100,000	1	379,999				380,000
Issuance of common shares on exercise of warrants by YA Global for cash August 2009	25,000	—	45,000				45,000
Beneficial conversion charge on 3rd debenture	—		335,000				335,000
Beneficial conversion charge on director's loan	—		117,109				117,109
Reclassification of warrants to derivative liability			(786,710)				(786,710)
Assumption of options in reverse merger			644,806				644,806
Reclassification of derivative liability on increase of authorized shares			13,501,360				13,501,360
Effect of Reverse Merger	7,089,282	71	11,573,465	—	—		11,573,536

Net loss attributable to noncontrolling interest						(211,670)	(211,670)
Comprehensive Income (Loss)
Net Loss				(28,715,913)			(28,715,913)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(529,296)		(529,296)
Total Comprehensive Loss				(28,715,913)	(529,296)		(29,245,209)
Balance October 31, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2012

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	income (Loss)	Interest	(Deficiency)

Balance November 1, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119
Issuance of common shares in exchange for services rendered January 2010, $.14	35,000	—	49,000				49,000
Common shares issued on exercise of Warrants, February 2010	75,000	1	35,249				35,250
Common shares issued for cash, February 2010	77,000	1	76,999				77,000
Common shares issued in exchange for services rendered, May 2010	78,371	1	88,199				88,200
Common shares issued in exchange for services rendered, June 2010	50,000	—	18,000				18,000
Common shares issued for cash, October 2010	3,031,150	15	1,515,558				1,515,573
Common shares issued for subscription receivable, October 2010	230,000	1	114,999				115,000
Net loss attributable to noncontrolling interest						(14,225)	(14,225)
Comprehensive Income (Loss)
Net Loss				(2,024,272)			(2,024,272)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					82,307		82,307
Total Comprehensive Income (Loss)				(2,024,272)	82,307		(1,941,965)
Balance at October 31, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)
Balance November 1, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954
Issuance of common shares in exchange for services rendered December 2010, $1.00	100,000	1	99,999				100,000
Issuance of common shares for cash December 2010, $.50	600,000	6	297,741				297,747
Issuance of common shares for cash February 2011, $.50	100,000	1	49,999				50,000
Issuance of common shares on exercise of warrants, February 2011, $.47	22,005		10,402				10,402
Refund of common shares subscribed for October 2010 in cash February 2011, $.50	(30,000)		(15,000)				(15,000)
Re-pricing of options in exchange for services rendered, February 2011			163,750				163,750
Issuance of common shares on exercise of options, February 2011, $.01	275,000	3	2,747				2,750
Issuance of common shares on settlement of lawsuit, August 2011	1,000,000	10	599,990				600,000
Issuance of warrants on settlement of lawsuit, August 2011			1,053,800				1,053,800
Issuance of common shares in exchange for services rendered September 2011	550,000	5	291,495				291,500
Issuance of warrants in exchange for services rendered, September 2011			1,777,350				1,777,350
Net loss attributable to noncontrolling interest						(37,302)	(37,302)
Comprehensive Income (Loss):
Net Loss				(5,724,616)			(5,724,616)
Other Comprehensive Income
Currency Translation Adjustment					64,101		64,101
Total Comprehensive Income (Loss)				(5,724,616)	64,101		(5,660,515)
Balance at October 31, 2011	55,626,166	$540	$41,774,001	$(40,731,174)	$(173,407)	$(329,524)	$540,436

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Equity (Deficiency)
For the year ended October 31, 2012

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)
Balance November 1, 2011	55,626,166	$540	$41,774,001	$(40,731,174)	$(173,407)	$(329,524)	$540,436
Issuance of common shares for cash October 2012	1,050,000	3	262,497				262,500
Net loss attributable to noncontrolling interest						(8,410)	(8,410)
Comprehensive Income (Loss):
Net Loss				(1,308,049)			(1,308,049)
Other Comprehensive Income
Currency Translation Adjustment					6,770		6,770
Total Comprehensive Income (Loss)				(1,308,049)	6,770		(1,301,279)
Balance at October 31, 2012	56,676,166	$543	$42,036,498	$(42,039,223)	$(166,637)	$(337,934)	$(506,753)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.
Consolidated Statements of Cash Flows
Years Ended October 31, 2012 and 2011 and
Cumulative from November 20, 1997 (Date of Inception) to October 31, 2012

			Cumulative from
			November 20, 1997
	Years Ended		(Date of Inception)
	October 31		To October 31,
	2012	2011	2012

Cash flows from operations activities
Net Loss	$(1,316,459)	$(5,761,918)	$(42,377,157)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and Amortization of Property and Equipment	18,305	20,399	219,744
Amortization of Patent Application Costs	6,882	5,207	19,293
Write-off of Patent Application Costs	24,905	55,549	239,530
Re-pricing of Options for Services Rendered	—	163,750	163,750
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss on Change in Value of Derivative Liability	—	—	12,421,023
Interest Accrued and Foreign Exchange Loss on Debt	—	—	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,094
Beneficial Conversion Charge included in
Interest Expense	—	—	452,109
Common Stock and Warrants Issued on Settlement of Lawsuit	—	1,653,800	1,653,800
Common Stock Issued as Employee or
Officer/Director Compensation	—	—	2,508,282
Common Stock and Warrants Issued for Services Rendered	—	2,168,750	2,726,262
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	8,565	(9,002)	(437)
Share Subscriptions Receivable	—	115,000	—
Deposits and Prepaid Expenses	119	38,233	(50,633)
Refundable Taxes Receivable	(10,016)	(13,232)	(44,343)
Government Grants and Investment Tax Credits Receivable	107,417	(31,015)	(60,018)
Accounts Payable and Accrued Expenses	189,443	73,537	18,223
Advances	—	—	131
Net cash used in operating activities	(970,839)	(1,520,942)	(7,349,063)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	(3,824)	(15,242)	(223,490)
Patent Application Costs	(4,204)	(17,764)	(318,774)
Net cash used in investing activities	(8,028)	(33,006)	(346,379)

Cash flows from financing activities
Due to Shareholders	100,000	—	100,000
Repayment of Capital Lease Obligation	(25,714)	(13,532)	(41,290)
Due to Director	—	(15,149)	725,330
Issue of Debentures	—	—	1,378,305
Issue of Common Shares on Exercise of Stock Options	—	2,750	2,781
Issue of Common Shares on Exercise of Warrants	—	10,402	45,652
Issue of Common Shares for Cash	262,500	347,747	5,886,669
Refund of Share Subscription	—	(15,000)	(15,000)
Redemption of 10% Senior Convertible Debentures	—	—	(394,972)
Net cash provided by financing activities	336,786	317,218	7,687,475

Effect of foreign exchange on cash and cash equivalents	(112)	61,180	34,976
Cash and Cash Equivalents
Increase (Decrease) in cash and cash equivalents during the period	(642,193)	(1,175,550)	27,009
Beginning of Period	669,202	1,844,752	—
End of Period	$27,009	$669,202	$27,009

See notes to consolidated financial statements.

1.	Nature of Business

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

On February 11, 2010, the Company entered into an LLC Membership Interest Purchase Agreement with Rothcove Partners LLS (“Rothcove”) pursuant to which the Company sold its interest in JAG Media to Rothcove.

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

The restatement relates to the following:

a)	In September 2011, we entered into a consulting contracts covering a period of eighteen months, compensation for which included the issuance of common shares stock and fully vested warrants. The Company determined that the fair value of the compensation was $2.1 million. Based on our initial evaluation of the relevant accounting guidance, the Company recorded the fair value as an asset as part of a prepaid expense in 2011 and began amortizing this balance to general and administrative expense over an eighteen month period. The offset to the prepaid expense credit was recorded as additional paid-in capital. The Company has subsequently determined that the entire fair value of the compensation for these contracts should have been expensed immediately rather than recorded as an asset. In order to correct this error, the Company reduced deposits and prepaid expenses by $1,309,296 and prepaid consulting contract asset by $567,015 as at October 31, 2011, expensed the fair value of these contracts of $1,869,660 as part of general and administrative expenses in the year ended October 31, 2011 and recorded a reduction in currency translation adjustment of $6,651;

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

The following table summarizes the effects of the restated adjustments on our previously issued consolidated balance sheet for the year ended October 31, 2011:

	As Previously
	Reported	Adjustments	As Restated
Deposits and Prepaid Expenses	$1,360,837	$(1,309,296)	$51,541
Government Grants and Investment Tax Credits Receivable	—	187,497	187,497
Prepaid Consulting Contract	567,015	(567,015)	—
Total Assets	2,854,287	(1,688,814)	1,165,473
Accounts Payable and Accrued Expenses	416,692	180,000	596,692
Deficit Accumulated During Development Stage	(38,880,934)	(1,850,240)	(40,731,174)
Accumulated Other Comprehensive Loss	(166,756)	(6,651)	(173,407)
Total Equity Attributable To CardioGenics Holdings Inc.	2,726,851	(1,856,891)	869,960
Non-Controlling Interest	(317,601)	(11,923)	(329,524)
Total Equity	2,409,250	(1,868,814)	540,436
Total Liabilities and Equity	2,854,287	(1,688,814)	1.165,473

The following table summarizes the effects of the restated adjustments on our previously issued statement of equity for the year ended October 31, 2011:

Changes in deficit accumulated during development stage

	As Previously
	Reported	Adjustments	As Restated
Deficit accumulated during development stage at October 31, 2010	$(35,006,558)	$—	$(35,006,558)
Net loss attributed to CardioGenics Holdings Inc.	(3,874,376)	(1,850,240)	(5,724,616)
Deficit accumulated during development stage at October 31, 2011	$(38,880,934)	$(1,850,240)	$(40,731,174)

Changes in accumulated other comprehensive loss

	As Previously
	Reported	Adjustments	As Restated
Accumulated other comprehensive loss October 31, 2010	$(237,508)	$—	$(237,508)
Currency translation Adjustment	70,752	(6,651)	64,101
Accumulated other comprehensive loss October 31, 2011	$(166,756)	$(6,651)	$(173,407)

Changes in non-controlling interest

	As Previously
	Reported	Adjustments	As Restated
Accumulated non-controlling interest October 31, 2010	$(292,222)	$—	$(292,222)
Net loss attributable to Non-controlling interest	(25,379)	(11,923)	(37,302)
Accumulated non-controlling interest October 31, 2011	$(317,601)	$(11,923)	$(329,524)

Changes in total equity

	As Previously
	Reported	Adjustments	As Restated
Total equity October 31, 2010	$1,905,954	$—	$1,905,954
Additions to common Stock	26	—	26
Additions to APIC	4,332,273	—	4,332,273
Net loss attributable to non-controlling interest	(25,379)	(11,923)	(37,302)
Comprehensive loss	(3,803,624)	(1,856,891)	(5,660,515)
Total equity October 31, 2011	$2,409,250	$(1,868,814)	$540,436

The following table summarizes the effects of the restated adjustments on our previously issued statement of operations for the year ended October 31, 2011:

	As Previously		As
	Reported	Adjustments	Restated
General and administrative expenses	$1,349,300	$2,049,660	$3,398,960
Research and product development, net of investment tax credits	613,504	(187,497)	426,007
Total operating expenses	3,797,759	1,862,163	5,659,922
Operating loss	(3,788,883)	(1,862,163)	(5,651,046)
Loss from continuing operations	(3,899,755)	(1,862,163)	(5,761,918)
Net loss attributable to Non-controlling interest	25,379	11,923	37,302
Net loss attributed to CardioGenics Holdings Inc.	(3,874,376)	(1,850,240)	(5,724,616)

3.	Basis of Presentation

The accompanying consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has a deficit accumulated at October 31, 2012 of approximately $42.0 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)	Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the provisions of the guidance for development stage enterprises.

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

(e)	Government Grants and Investment Tax Credits Receivable

The Company’s accounts include claims for investment tax credits relating to scientific research activities of the Company prior to the acquisition described in Note 1. The qualification and recording of this activity for investment tax credit purposes is established by Canadian Income Tax authorities when the income tax returns for the period are assessed. The credit has been recognized in the consolidated statement of operations in the year in which the expenses were incurred.

Subsequent to the acquisition described in Note 1, the Company no longer qualifies to receive substantial refunds of Investment Tax Credits (“ITCs”) resulting from scientific research. Currently, the majority of ITCs resulting from scientific research are carried forward to a time when the Company becomes tax paying at which time said ITCs are applicable against taxes payable.

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

Capitalized patent costs represent legal and application costs incurred to establish patents. Capitalized patent costs are amortized on a straight-line method over the related patent term. As patents are abandoned, the net book value of the patent is written off.

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

The Company utilizes the liability method of accounting for income taxes as set forth in the authoritative guidance. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the bases differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As there is no certainty that the Company will generate taxable income in the foreseeable future to utilize tax losses accumulated to date, no provision for ultimate tax reduction has been made in these consolidated financial statements.

On November 1, 2007, the Company adopted the guidance issued for accounting for uncertainty in income taxes which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the guidance and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as general and administrative expense.

(k)	Stock-Based Compensation

The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the SEC. The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value. The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration. Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense was recorded to the consolidated statement of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

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

Other comprehensive income (loss), which includes only foreign currency translation adjustments, is shown in the Consolidated Statements of Changes in Equity (Deficiency).

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

The Company maintains its accounting records for its Canadian operations in Canadian dollars. Transactions in United States Dollars (“USD”) are translated into Canadian Dollars at rates in effect at the date of the transaction and gains or losses on such transactions are recorded at the time of settlement in the consolidated statement of operations.

The Company’s reporting currency is the United States Dollar. Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for equity (deficiency) and a weighted average of exchange rate in effect during the period for expenses, gains and losses. Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive income (loss) component of equity (deficiency).

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

(s)	Effects of Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements tp enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 beginning in fiscal 2014.

5.	Property and Equipment

The costs and accumulated depreciation and amortization of property and equipment are summarized as follows:

	October 31
	2012	2011

Furniture and Fixtures	$12,120	$12,120
Lab Equipment	168,328	164,504
Computer Hardware	19,490	19,490
Computer Software	8,433	8,433
Leasehold Improvements	91,269	91,269
Total Property and Equipment	299,640	295,816
Less Accumulated Depreciation and Amortization	231,813	213,508
Property and Equipment, Net	$67,827	$82,308

Depreciation and amortization expense amounted to $18,305 and $20,399 for the years ended October 31, 2012 and 2011, respectively.

6.	Patents

The costs and accumulated amortization of patents are summarized as follows:

	October 31
	2012	2011

Patents	$128,336	$143,143
Less: Accumulated Amortization	(18,305)	(12,411)
Patents, Net	$110,031	$130,732

Weighted-Average Life	17 Years	17 Years

Amortization expense amounted to $6,882 and $5,207 for the years ended October 31, 2012 and 2011, respectively. Amortization expense is expected to be approximately $6,800 per year for the years ended October 31, 2013 through 2016. During the years ended October 31, 2012 and 2011, the Company wrote off approximately $24,905 and $55,529 of net book value of patents, respectively, for abandoned patents.

7.	Due to Shareholders

The amount due to shareholders is due on demand and carries interest at 10% per annum.

8.	Income Taxes

The Company adopted the provisions of the guidance for uncertainty in income taxes on November 1, 2007. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards (“NOLs”) arising from Canadian sources as of October 31, 2012 were $6,319,184 (2011 - $5,819,492) which will expire from 2014 through 2032.

All fiscal years have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 31, 2012, 2011, 2010, 2009, 2008, 2007, and July 31, 2009.

As of October 31, 2012 and 2011, the Company had NOLs from US sources of approximately $40,713,000 and $40,476,000, respectively, available to reduce future Federal taxable income which will expire from 2019 through 2032.

Internal Revenue Code Section 382 (“Section 382”) imposes a limitation on a corporation’s ability to utilize NOLs if it experiences an ownership change. In general, an ownership change may occur from certain transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If an ownership change occurs, utilization of the NOLs would be subject to an annual limitation. The annual limitation under Section 382 is calculated by multiplying the value of stock at the time of the ownership change by the applicable long- term tax exempt rate. Any unused annual limitation may be carried over to later years. The Company has historically been in a loss position and, therefore, the Section 382 limitation may not be relevant for the current period.

For the years ended October 31, 2012 and 2011, the Company’s effective tax rate differs from the statutory rate principally due to the NOLs for which no benefit was recorded.

As of October 31, 2012 and 2011, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	October 31
	2012	2011

Temporary:
Property and equipment	$(14,600)	$(9,459)
Net operating loss carryforwards	15,589,530	15,221,715
Unrealized foreign exchange	16,601	11,287
Investment tax credits	381,836	359,436

Transitional tax debits	(25,076)	(25,076)

Total Deferred Tax Assets	15,948,291	15,557,903
Valuation Allowance	(15,948,291)	(15,557,903)
Net Deferred Income Taxes	$—	$—

A reconciliation of the Canadian combined statutory rate to the Company’s effective tax rate for the years ended October 31, 2012 and 2011 is as follows:

	October 31
	2012	2011

Statutory rate	34%	34%
Decrease in income tax rate resulting from:
Rate differences between jurisdictions	(9.9)%	(1.2)%
Changes in tax rate	—	(27.6)%
Other	—	(8.5)%
Permanent differences	—	(24.0)%
Change in valuation allowance	24.1%	27.3%
Effective tax rate	0.0%	0.0%

9.	Accounts Payable and Accrued Expenses

	October 31
	2012	2011

Accounts Payable	$149,256	$103,544
Income Tax Reserve	200,000	180,000
Research and Development	70,560	24,796
Investor Relations	21,165	7,924
Patent Application Costs	10,736	5,209
Legal Fees	263,703	274,616
Accounting Fees	70,715	603
Total	$786,135	$596,892

10.	Stock-Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for each of the years ended October 31, 2012 and 2011 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding – October 31, 2010	305,000	$2.34	*
Granted	—	—
Forfeited/expired
Exercised	275,000	0.01
Outstanding – October 31, 2011	30,000	$0.90
Granted	—	—
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2012	30,000	$0.90
Exercisable	30,000	$0.90

* of the 305,000 options outstanding as at October 31, 2010 at a weighted average exercise price of $2.34, 275,000 options were repriced during fiscal 2011 to $0.01.

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at October 31, 2012 and 2011.

Options

*Stock options formerly priced at $0.20 were repriced at $0.01 and extended to August 2011	75,000
*Stock options formerly priced at $3.60 were repriced at $0.01 and extended to August 2011	200,000
275,000

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company granted no stock options during the years ended October 31, 2012 and 2011.

The following table summarizes information on stock options outstanding at October 31, 2012:

	Options Outstanding and Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	October 31, 2012	Price	(Years)	Value
$0.90	30,000	$0.90	6.75
	30,000		6.75	$0

	For the Year Ended October 31,
	2012	2011

Weighted Average Fair Value of Options Granted	$—	$—
Cash Received for Exercise of Stock Options	$—	$2,750

The intrinsic value is calculated as the difference between the market value as of October 31, 2012 and the exercise price of the shares. The market value as of October 31, 2012 was $0.23 as reported by the NASDAQ Stock Market.

11.	Capital Lease Obligations

The Company finances certain equipment acquisitions through a capital lease agreement that expires in 2013. Future minimum rental payments under capital leases and related information in years subsequent to October 31, 2012 are presented in the table below:

	October 31
	2012	2011
Total amount payable in equal monthly installments of $500	$3,000	$9,000
Total amount payable in equal monthly installments of $2,090	—	22,440
	3,000	31,440
Less: Amount representing interest	373	3,099
Present value of minimum lease payments	2,627	28,341
Less: Current portion	2,627	25,711
	$—	$2,630

The net book value of equipment under capital lease at October 31, 2012 is $7,554 and is included in property and equipment.

12.	Equity (Deficiency)

Equity Instruments Issued for Services Rendered

During the years ended October 31, 2000 through 2006 CardioGenics Inc. issued stock options with a nominal exercise price in exchange for services rendered to CardioGenics Inc. The fair value of each stock option was measured at the fair value of the underlying services on the date of grant. The fair value of each grant was charged to the related expense in the consolidated statement of operations.

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

	October 31,
	2012	2011

Warrants
Issued to subscribers to the debenture financing of 2003 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	—	2,046,808
Issued to subscribers to the debenture financing of 2004 and its related extension entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	—	1,021,654
Issued to agents for the debenture financings of 2003 and 2004 entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	—	208,417
Issued to former employee entitling the holder to purchase 1 common share of the Company at an exercise price of $0.47 per common share up to and including July 31, 2012	—	136,220
Issued to consultants July 31, 2009, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.90 per share up to and including July 31, 2012	—	104,785
Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share of the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share of the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share of the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share of the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share of the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share of the Company at an exercise price of $0.50 per common share up to and including March 20, 2013	1,000,000	1,000,000
Total Warrants outstanding	6,287,085	9,804,969

13.	Authorized Share Capital

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

14.	Issuance of Common Stock

During the years ended October 31, 2012 and 2011, the Company issued the following common shares:

	Year Ended October 31, 2012		Year Ended October 31, 2011
	# of shares	Amount	# of shares	Amount
Issuance to third parties for services rendered	—	$—	650,000	$391,500
Issuance to a director for cash	—	$—	600,000	$297,747
Issuance to third parties for cash	1,050,000	$262,500	70,000	$35,000
Issuance to third parties on exercise of warrants	—	$—	22,005	$10.402
Issuance to third parties on exercise of options	—	$—	275,000	$2,750
Issuance to Flow Capital Advisors Inc. on Settlement of Lawsuit	—	$—	1,000,000	$600,000

The fair value of shares issued services rendered were measured at the fair value of the services rendered on the date rendered.

15.	Redemption of Class B Common Stock

On or about February 28, 2011, CardioGenics Holdings Inc. (“Holdings”) mailed notices to the holders of its outstanding Series 2 Class B Common Stock (the “Series 2 Shares”) and Series 3 Class B Common Stock (the “Series 3 Shares”), which notify such stockholders that Holdings has elected to redeem all outstanding Series 2 Shares and Series 3 Shares in accordance with their terms. The Redemption Date is April 4, 2011 and the Redemption Price is par value, $0.00001 per share.

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

16.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share:

	Years Ended October 31,
	2012	2011

Weighted-average shares - basic	55,629,034	54,167,687
Effect of dilutive securities	—	—
Weighted-average shares - diluted	55,629,034	54,167,687

Basic earnings per share (“EPS”) and diluted EPS for the years ended October 31, 2012 and 2011 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 6,317,085 and 9,834,969 incremental shares, respectively, have been excluded from the years ended October 31, 2012 and 2011, respectively, computation of diluted EPS as they are antidilutive given the net losses generated.

17.	Commitments and Contingent Liabilities

Leases

The Company has entered into an operating lease agreement for the use of operating space.

Aggregate minimum annual lease commitments of the Company under the non-cancelable operating lease as of October 31, 2012 are as follows:

Year	Amount

2013	$81,926
2014	82,259
2015	83,924
2016	84,091
Thereafter	46,244
Total Minimum Lease Payments	$378,444

Lease expense amounted to $75,850 and $76,602 for the years ended October 31, 2012 and 2011, respectively.

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

While it is not feasible to predict the outcome of the above proceeding and exposures with certainty, management believes that the ultimate disposition should not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

On October 26, 2010, Karver International Inc. (“Karver”) filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida against Holdings Inc. and several other defendants including affiliates, officers and directors of Holdings. The Plaintiff generally alleges that the named defendants made certain alleged misrepresentations in connection with the purchase of shares of Holdings. On December 20, 2010, Holdings and other defendants filed a motion to dismiss on the basis that the court lacks personal jurisdiction over most defendants, that an enforceable forum selection clause requires that the action be litigated in Ontario, Canada that the doctrine of forum non conveniens requires dismissal in favour of the Ontario forum, and that the complaint suffers from numerous other technical deficiencies warranting dismissal (e.g., failure to attach documents to the Complaint, failure to plead fraud with particularity, etc.). The motion is currently pending. Should the motion be denied, Holdings will continue to pursue vigorous defenses to this action. In addition, Karver’s attorney recently filed a motion to withdraw as counsel for Karver. The courts have granted Karver’s attorney’s motion to withdraw and Karver had until approximately April 26, 2011 to engage new counsel. On April 20, 2011, having not engaged new counsel as of that date, Karver filed with the court a Notice of Voluntary Dismissal without Prejudice, which dismisses the lawsuit against the named defendants without prejudice to Karver’s rights to recommence the action.

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

On January 15, 2010, Flow Capital filed a lawsuit against Holdings, and another defendant in the United States District Court for the Southern Distrcit of Florida, Fort Lauderdale Division (Case No. 10-CV-6006-Martinez-Brown) (the “Flow Capital Federal Action”). This lawsuit alleges that Holdings (i) breached a Finder’s Fee Agreement in connection with the CardioGenics Acquisition; and (ii) breached a non-circumvention agreement. Flow Capital is claiming that it is entitled to the finder’s fee equal to eight percent of the JAG Media Holdings shares received by Holdings, or the equivalent monetary value of the stock. Plaintiff subsequently amended its complaint to add related tort claims.

Pursuant to applicable Federal court rules, the parties to the Flow Capital Federal Action participated in a court mandated mediation session on August 17, 2011 where the parties attempted to settle their disputes. At the mediation, the parties agreed to a settlement of all claims as described below, subject to the approval of the Board of Directors of Holdings, which approval was subsequently obtained. Pursuant to the settlement agreement, Flow Capital agreed to dismiss, with prejudice, the Flow Capital Federal Action and the Flow Capital State Action and the Company agreed to issue Flow Capital 1,000,000 shares of restricted Company common stock and warrants to purchase restricted Company common stock as follow:

Type of Warrant	Number of Shares	Exercise Price	Vesting Date	Term
Cash Exercise Only	250,000	$0.30/share	Immediate	5 years
Cash Exercise Only	250,000	$0.50/share	Immediate	5 years
Cash Exercise Only	500,000	$0.75/share	Immediate	5 years
Cash Exercise Only	500,000	$1.00/share	Immediate	5 years
Cash or Cashless Exercise	500,000	$0.75/share	Immediate	5 years

The restricted shares of common stock and the warrants are subject to the rights and restrictions of Rule 144 and do not have any registration rights. As part of the settlement, the parties also exchanged mutual general releases and Holdings paid Flow Capital $100,000 for Flow Capital’s legal fees.

On August 23, 2011, the Company’s Board of Directors approved the settlement. As a result, the Company recorded a charge to the Consolidated Statement of Operations for the year ended October 31, 2011 of $1,753,800 for Cost of Settlement of Lawsuit.

18.	Supplemental Disclosure of Cash Flow Information

	Years Ended
	October 31
	2012	2011

Cash paid during the year for:
Interest	$18,221	$18,748
Non-cash financing activity:
Fixed assets acquired through capital lease	$—	$10,660

19.	Subsequent Events

(a)	Equity Line of Credit

On November 19, 2012, the Company entered into an agreement (the “Line”) with JMJ Financial (the “Lender”) whereby the Company may borrow up to $350,000 from the Lender in increments of $50,000. The Line is subject to an original issue discount of $50,000. Advances under the Line have a maturity date of one year from the date of the advance. If the advance is repaid within three months, the advance is interest free. If not repaid within three months, the advance may not be repaid before maturity and carries interest at 5%. The Lender has the right at any time to convert all or part of the outstanding principal and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company at a price equal to the lesser of $0.23 and 60% of the lowest trade price in the previous 25 trading days prior to the conversion. Unless agreed in writing by the parties, at no time will the Lender convert any amount owing under the Line into common stock that would result in the Lender owning more than 4.99% of the Company’s common stock outstanding.

(b)	Shareholder Loans

Subsequent to the year end, a shareholder who is also a director and an officer advanced $100,000 to the Company and another shareholder who is also a director advanced $100,000 to the Company.

(c)	Authorized Capital

On January 17, 2013, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) to (i) increase the number of shares of common stock authorized for issuance from 65,000,000 to 150,000,000 and (ii) de-authorize the Company’s Class B common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

By:	/s/ Yahia Gawad
Yahia Gawad
Chief Executive Officer

Dated: January 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	DATE

/s/ Yahia Gawad	Chief Executive Officer	January 29, 2013
Yahia Gawad

/s/ James Essex	Chief Financial Officer	January 29, 2013
James Essex