Form 10-Q
period 2013-01-31
CardioGenics Holdings Inc.
filed 2013-03-18
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013.

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

Yes ☑   No ☐

As of March 15, 2013 the Registrant had the following number of shares of its capital stock outstanding: 32,499,239 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended January 31, 2013

INDEX

Page
Part I. Financial Information	1

Item 1: Financial Statements (Unaudited)	1

Condensed Consolidated Balance Sheets at January 31, 2013 (Unaudited) and October 31, 2012	1

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months ended January 31, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2013	2

Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the Three Months ended January 31, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2013	3

Condensed Consolidated Statement of Changes in Deficiency (Unaudited) for the Three Months ended January 31, 2013 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2013	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended January 31, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2013	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3: Quantitative and Qualitative Disclosures About Market Risk	16

Item 4: Controls and Procedures	16

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2013	2012
Assets	(Unaudited)	(Note 2)

Current Assets
Cash and Cash Equivalents	$179,632	$27,009
Accounts Receivable	258	437
Deposits and Prepaid Expenses	51,510	51,422
Refundable Taxes Receivable	8,401	45,207
Government Grants and Investment Tax Credits Receivable	20,054	80,080
	259,855	204,155
Long-Term Assets
Property and Equipment, net	64,460	67,827
Patents, net	122,734	110.031
	187,194	177,858
Total Assets	$447,049	$382,013

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$826,835	$786,135
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholders	300,712	100,000
Current Portion of Capital Lease Obligation	1,123	2,627
Notes Payable, net of debt discount	▬	▬
Derivative Liability on Notes Payable	50,000	▬
Total Liabilities	1,178,674	888,766

Commitments and Contingencies

Deficiency
Preferred stock; par value $.0001 per share,
50,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share;
150,000,000 shares authorized,
32,499,239 and 32,499,239 common shares and
24,176,927 and 24,176,927 exchangeable shares issued and
outstanding as at January 31, 2013 and October 31, 2012, respectively	543	543

Additional paid-in capital	42,036,498	42,036,498
Deficit accumulated during development stage	(42,271,030)	(42,039,223)
Accumulated other comprehensive loss	(158,212)	(166,637)

Total Deficiency Attributable to CardioGenics Holdings Inc.	(392,201)	(168,819)
Non-controlling interest	(339,424)	(337,934)
Total Deficiency	(731,625)	(506,753)
Total liabilities and deficiency	$447,049	$382,013

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

For the Three Months Ended January 31, 2013 and 2012 and

Cumulative from November 20, 1997 (Date of Inception) to January 31, 2013

				Cumulative
				From
				November 20,
				1997
				(Date of
	For the three months Ended			Inception) to
	January 31,			January 31,
	2013		2012	2013

Revenue	$	▬	$1,136	$10,173

Operating Expenses
Depreciation and Amortization of Property and Equipment		3,524	4,555	223,268
Amortization of Patent Application Costs		1,734	1,300	21,027
Write-off of Patent Application Costs		▬	▬	239,530
General and Administrative		112,732	174,163	8,529,763
Write-off of Goodwill		▬	▬	12,780,214
Research and Product Development, Net
of Investment Tax Credits		103,444	156,044	4,253,777
Cost of Settlement of Lawsuit		▬	▬	1,753,800
Total operating expenses		221,434	336,062	27,801,379
Operating Loss		(221,434)	(334,926)	(27,791,206)

Other Expenses
Interest Expense and Bank Charges, Net		3,824	3,471	2,162,132
Loss on Change in Value of Derivative Liability		▬	▬	12,421,023
Loss (Gain) on Foreign Exchange Transactions		8,039	(21,364)	198,382
Total other expenses		11,863	(17,893)	14,781,537

Loss from Continuing Operations		(233,297)	(317,033)	(42,572,743)

Discontinued Operations
Gain on Sale of Subsidiary		▬	▬	90,051
Loss from Discontinued Operations		▬	▬	(127,762)
Consolidated Net Loss		(233,297)	(317,033)	(42,610,454)
Net Loss attributable to non-controlling interest		(1,490)	(2,063)	(339,424)
Net Loss attributable to CardioGenics Holdings Inc.		$(231,807)	$(314,970)	$(42,271,030)

Basic and Fully Diluted Net Loss per Common
Share attributable to CardioGenics Holdings Inc. Shareholders		$(0.00)	$(0.01)

Weighted-average shares of Common Stock outstanding		56,676,166	55,626,166

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the Three Months Ended January 31, 2013 and 2012 and

Cumulative from November 20, 1997 (Date of Inception) to January 31, 2013

			Cumulative From November 20, 1997 (Date of Inception) to
	For the three months ended		January 31,
	January 31		2013
	2013	2012

Net loss	$(231,807)	$(314,070)	$(42,271,030)

Other comprehensive income (loss), currency translation adjustments	8,425	(9,555)	(158,212)

Comprehensive loss	$(223,282)	$(323,525)	$(42,429,242)

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Deficiency (unaudited)

For the three months ended January 31, 2013 and

Cumulative from November 20, 1997 (Date of Inception) to January 31, 2013

				Deficit Accumulated During	Accumulated
			Additional	the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Loss	Interest	Deficiency
Balance November 1, 2012	56,676,166	$543	$42,036,498	$(42,039,223)	$(166,637)	$(337,934)	$(506,753)
Net loss attributable to noncontrolling interest						(1,490)	(1,490)
Comprehensive income, currency translation
adjustments					8,425		8,425
Net loss				(231,807)			(231,807)
Balance at January 31, 2013	56,676,166	$543	$42,036,498	$(42,271,030)	$(158,212)	$(339,424)	$(731,625)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months Ended January 31, 2013 and 2012 and

Cumulative from November 20, 1997 (Date of Inception) to January 31, 2013

			Cumulative from
			November 20, 1997
	Three Months Ended		(Date of Inception)
	January 31		To January 31,
	2013	2012	2013
Cash flows from operating activities
Consolidated Net Loss for the Period	$(233,297)	$(317,033)	$(42,610,454)
Adjustments to reconcile consolidated net loss for the period to net cash used in operating activities
Depreciation and Amortization of Property and Equipment	3,524	4,555	223,268
Amortization of Patent Application Costs	1,734	1,300	21,027
Write-off of Patent Application Costs	▬	▬	239,530
Amortization of Deferred Consulting Contract Costs	▬	▬	163,750
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss on Change in Value of Derivative Liability	▬	▬	12,421,023
Interest Accrued and Foreign Exchange Loss
on Debt	▬	▬	922,539
Unrealized Foreign Currency Exchange Gains	▬	▬	25,094
Beneficial Conversion Charge included in
Interest Expense	▬	▬	452,109
Common Stock and Warrants issued on Settlement
of Lawsuit	▬	▬	1,653,800
Common Stock Issued as Employee or
Officer/Director Compensation	▬	▬	2,508,282
Common Stock Issued for Services Rendered	▬	▬	2,726,262
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and
Committee Chairman	▬	▬	54,582
Changes in Operating Assets and Liabilities,
Net of Acquisition
Accounts Receivable	179	5,255	(258)
Deposits and Prepaid Expenses	(88)	26	(50,721)
Refundable Taxes Receivable	36,806	26,661	(7,537)
Government Grants and Investment Tax Credits Receivable	60,026	▬	8
Accounts Payable and Accrued Expenses	40,700	(17,591)	58,923
Advances	▬	▬	131
Cash used in operating activities	(90,416)	(296,827)	(7,439,479)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	▬	195,885
Purchase of Property and Equipment	(157)	(3,892)	(223,647)
Patent Application Costs	(12,704)	(609)	(331,478)
Cash used in investing activities	(12,861)	(4,501)	(359,240)

Cash flows from financing activities
Due to Shareholders	200,712	▬	300,712
Loan Payable	50,000	▬	50,000
(Repayment) of Capital Lease Obligations	(1,504)	(6,935)	(42,794)
Due to Director	▬	▬	725,330
Issue of Debentures	▬	▬	1,378,305
Issue of Common Shares on Exercise of Stock options	▬	▬	2,781
Issue of Common Shares on Exercise of Warrants	▬	▬	45,652
Issue of Common Shares for Cash	▬	▬	5,886,669
Refund of Share Subscription	▬	▬	(15,000)
Redemption of 10% Senior Convertible Debentures	▬	▬	(394,972)
Cash provided by (used in) financing activities	249,208	(6,935)	7,936,683

Effect of foreign exchange on cash and cash equivalents	6,692	9,554	41,668
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents
during the period	152,623	(298,709)	179,632
Beginning of Period	27,009	669,202	▬
End of Period	$179,632	$370,493	$179,632

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2013 and 2012

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of January 31, 2013, their results of operations for the three months ended January 31 2013 and 2012, and the period from November 20, 1997 (date of inception) to January 31, 2013, changes in deficiency for the three months ended January 31, 2013 and cash flows for the three months ended January 31 2013 and 2012, and the period from November 20, 1997 (date of inception) to January 31, 2013. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2012 and 2011 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on January 29, 2013 and from which the October 31, 2012 consolidated balance sheet was derived.

The results of the Company’s operations for the three months ended January 31, 2013 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2013.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at January 31, 2013 of approximately $42.3 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2013 and 2012

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of November 1, 2013.

In February 2013, the FASB the issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company believes that the impact of this standard will not have a material impact on its consolidated financial statements.

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes Payable. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with Accounting Standards Codification (“ASC”) 815. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2013 and 2012

4.	Income Taxes

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the condensed interim consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of January 31, 2013 approximated $6,533,000 (2012 - $6,025,000) which will expire from 2014 through 2032. All fiscal years as originally filed have been assessed. Claims relating to research and development credits are open for review for the fiscal years ended October 2012, 2011, 2010, 2009, 2008 and 2007 and July 2009.

As of January 31, 2013, the Company had net operating loss carryforwards from US sources of approximately $40,763,000 available to reduce future Federal taxable income which will expire from 2019 through 2032. Returns for the years 2008 through 2012 are yet to be filed.

For the three months ended January 31, 2013 and 2012, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

5.	Due to Shareholders

During the three months ended January 31, 2013, two shareholder/directors advanced $200,000 to the Company. The amount due to shareholders is due on demand and carries interest at 10% per annum. No interest has been accrued to date.

6.	Notes Payable

On November 19, 2012, the Company entered into an agreement (“Line”) with JMJ Financial (“Lender”) whereby the Company may borrow up to $350,000 from the Lender in increments of $50,000. The Line is subject to an original issue discount of $50,000. Advances under the Line (“Notes”) have a maturity date of one year from the date of the advance. If the advance is repaid within three months the advance is interest free. If not repaid within three months, the advance may not be repaid before maturity and carries interest at 5%. The Lender has the right at any time to convert all or part of the outstanding principal and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company at a price equal to the lesser of $0.23 and 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless agreed in writing by the parties, at no time will the Lender convert any amount owing under the Line into common stock that would result in the Lender owing more than 4.99% of the common stock outstanding.

A summary of the Notes at January 31, 2013 is as follows:

	January 31, 2013	October 31, 2012

Convertible Notes Payable, interest at 5% per annum to maturity at November 19, 2014	$50,000	$-

Debt Discount - value attributable to conversion feature attached to notes, net of accumulated amortization of $0	(50,000)	-
Total	-	-
Less: Current portion	-	-
Total Long-term portion	$-	$-

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2013 and 2012

As described in further detail in Note 7, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. Upon conversion of the Notes to Common Stock, any remaining unamortized discount is charged to financing expense.

7.	Derivative Liabilities

Convertible notes- embedded conversion features

The Notes meet the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument is comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivatives derive their value based on the underlying fair value of the Company’s common stock. The embedded derivatives are not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with these derivatives are based on the common stock fair value.

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $50,000 at January 31, 2013. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was no change in the fair value for the three months ended January 31, 2013.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.12 per share according to the agreements; risk free interest rate of 1.76%; expected life of 1 year; expected dividend of zero; a volatility factor of 124%, as of as of January 31, 2013. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

8.	Fair Value Measurements

As defined by the ASC, fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

•	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2013 and 2012

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of January 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	January 31, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	January 31, 2013
Liabilities:
Derivative liability - on Notes Payable	$-	$-	$50,000	$50,000	$-

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the period ended January 31, 2013.

Balance at beginning of year	$-
Additions to derivative instruments	50,000
Change in fair value of derivative liabilities	-
Balance at end of period	$50,000

9.	Stock-Based Compensation

Stock-based employee compensation related to stock options for the three months ended January 31, 2013 and 2012 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2011	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2012	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – January 31, 2013	30,000	$0.90

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2013 and 2012

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at January 31, 2013.

10.	Warrants

Outstanding warrants are as follows:

	January 31, 2013	October 31, 2012

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	1,500,000	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including March 20, 2013	1,000,000	1,000,000
Total Warrants outstanding	6,287,085	6,287,085

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2013 and 2012

10.	Issuance of Common Stock

On January 17, 2013, the Company’s Articles of Incorporation were amended to increase the total number of common and preferred shares authorized for issuance from 65,000,000 shares to 150,000,000 shares and 5,000,000 shares to 50,000,000, respectively, par value $0.00001 per share.

During the three months ended January 31, 2013, the Company issued no common shares.

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended January 31,
	2013	2012

Weighted-average shares - basic	56,676,166	55,626,166
Effect of dilutive securities	▬	▬
Weighted-average shares - diluted	56,676,166	55,626,166

Basic earnings per share “EPS” and diluted EPS for the three months ended January 31, 2013 and 2012 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted-average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 6,317,085 and 9,834,969 incremental shares respectively have been excluded from the three months ended January 31, 2013 and 2012 computation of diluted EPS as they are antidilutive given the net losses generated.

13.	Commitments and Contingencies

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

14.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	January 31,
	2013		2012
Cash paid during the year for:
Interest		$3,364		$2,200
Income taxes	$	▬	$	▬

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2013 and 2012

15.	Subsequent Event

In February 2013, the shareholders loans were exchanged on a dollar for dollar basis for convertible debenture units. Each unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years.The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase an equal number of common shares of the Company’s stock at a price of $0.25 per share exercisable at any time during the term of the warrant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The accounting policies and estimates used as of October 31, 2012, as outlined in our previously filed Form 10-K, have been applied consistently for the three months ended January 31, 2013.

Related Party Transactions

During the period two shareholder/directors advanced $200,000 to the Company.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Three months ended January 31, 2013 as compared to three months ended January 31, 2012.

	Three Months
	Ended January 31,
	2013		2012	$ Change

Revenue	$	▬	$1,136	$(1,136)

Operating expenses:
Depreciation and amortization of property and equipment		3,524	4,555	(1,031)
Amortization of patent application costs		1,734	1,300	434
General and administrative expenses		112,732	174,163	(61,431)
Research and product development, net of investment tax credits		103,444	156,044	(52,600)
Total operating expenses		221,434	336,062	(114,628)
Operating Loss		(221,434)	(334,926)	(113,492)
Other expenses (income):
Interest expense and bank charges, net		3,824	3,471	353
Loss (gain) on foreign exchange transactions		8,039	(21,364)	29,403

Net loss		$(233,297)	$(317,033)	$(83,736)

Revenues

During the three months ended January 31, 2013 and 2012 we generated revenues 2013 - $0 and 2012 - $1,136 from sales of paramagnetic beads.

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

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributed primarily to a decrease in staff engaged in those activities in the current quarter vs. the same period in the prior year.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $233,000 and a cash flow deficiency from operating activities of approximately $90,000 for the three months ended January 31, 2013. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of January 31, 2013 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended January 31, 2013 and 2012 or that they will have a significant effect at the time they become effective.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

N/A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2013.

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

Our management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the quarter ended January 31, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our disclosure controls and procedures and internal control over financial reporting were not effective. Management has identified the following material weaknesses in our disclosure controls and procedures and internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

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
Date: March 18, 2013
	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: March 18, 2013
	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

