Form 10-K/A
period 2012-10-31
CardioGenics Holdings Inc.
filed 2013-03-25
CIK 1089029

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on January 22, 2013 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $6,044,844.

As of January 12, 2013 the Registrant had the following number of shares of its capital stock outstanding: 32,499,239 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

EXPLANATORY NOTE

The sole purpose of this amendment to CardioGenics Holdings Inc.’s annual report on Form 10-K for the period ended October 31, 2012, initially filed with the Securities Exchange Commission on January 29, 2013 (“Form 10-K”), is to furnish interactive data files for the Company’s financial statements contained in the Form 10-K, as set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T.

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

CARDIOGENICS HOLDINGS INC.

Date: March 25, 2013	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: March 25, 2013	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

†101

The following materials from CardioGenics Holdings Inc.’s Form 10-K for the year ended October 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Deficiency), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. Furnished herewith.

________________

* Filed or furnished with the initial filing of this Form 10-K filed on January 29, 2013.

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