Form 10-Q/A
period 2013-01-31
CardioGenics Holdings Inc.
filed 2013-03-25
CIK 1089029

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

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑   No ☐

As of March 15, 2013 the Registrant had the following number of shares of its capital stock outstanding: 32,499,239 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

EXPLANATORY NOTE

The sole purpose of this amendment to CardioGenics Holdings Inc.’s quarterly report on Form 10-Q for the period ended January 31, 2013, filed with the Securities Exchange Commission on March 18, 2013, is to furnish the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T.

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

†101

The following materials from CardioGenics Holdings Inc.’s Form 10-Q for the quarter ended January 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited). Furnished herewith.

________________

* Filed or furnished with the initial filing of this Form 10-Q filed on March 18, 2013.

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