Form 10-Q
period 2013-04-30
CardioGenics Holdings Inc.
filed 2013-06-20
CIK 1089029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to ___________ .

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

Yes ☑    No ☐

As of June 12, 2013 the Registrant had the following number of shares of its capital stock outstanding: 32,499,239 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended April 30, 2013

INDEX

Page
Part I. Financial Information	1

Item 1: Financial Statements (Unaudited)	1

Condensed Consolidated Balance Sheets at April 30, 2013 (Unaudited) and October 31, 2012	1

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months ended April 30, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2013	2

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended April 30, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2013	3

Condensed Consolidated Statement of Changes in Deficiency (Unaudited) for the Six Months ended April 30, 2013	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended April 30, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2013	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3: Quantitative and Qualitative Disclosures About Market Risk	18

Item 4: Controls and Procedures	18

Part II. Other Information	19

Item 1: Legal Proceedings	19

Item 1A: Risk Factors	19

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3: Defaults Upon Senior Securities	19

Item 4: Mine Safety Disclosures	19

Item 5: Other Information	19

Item 6: Exhibits	19

Signatures	20

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2013	2012
	(Unaudited)	(Note 2)
Assets

Current Assets
Cash and Cash Equivalents	$237,435	$27,009
Accounts Receivable	255	437
Deposits and Prepaid Expenses	50,989	51,422
Refundable Taxes Receivable	7,149	45,207
Government Grants and Investment Tax Credits Receivable	39,702	80,080
	335,530	204,155
Long-Term Assets
Property and Equipment, net	61,016	67,827
Patents, net	123,118	110,031
	184,134	177,858
Total Assets	$519,664	$382,013

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$873,516	$786,135
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholders	▬	100,000
Advance Payable	200,262	▬
Current Portion of Capital Lease Obligation	▬	2,627
Notes Payable, net of debt discount	22,900	▬
Derivative Liability on Notes Payable	64,219	▬
	1,160,901	888,766
Long-Term Liabilities
Debentures Payable	204,633	▬
	204,633	▬
Total Liabilities	1,365,534	888,766

Commitments and Contingencies

Deficiency
Preferred stock; par value $.0001 per share,
50,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share;
150,000,000 shares authorized,
32,499,239 common shares and
24,176,927 exchangeable shares issued and
outstanding as at April 30, 2013 and October 31, 2012, respectively	543	543

Additional paid-in capital	42,132,258	42,036,498

Deficit accumulated during development stage	(42,480,889)	(42,039,223)

Accumulated other comprehensive loss	(157,127)	(166,637)

Total deficiency attributable to CardioGenics Holdings Inc.	(505,215)	(168,819)
Non-controlling interest	(340,655)	(337,934)
Total deficiency	(845,870)	(506,753)
Total liabilities and deficiency	$519,664	$382,013

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the Three and Six Months Ended April 30, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2013

								Cumulative
								From
								November
								20, 1997
								(Date of
	For the three months Ended				For the six months Ended			Inception) to
	April 30,				April 30,			April 30,
	2013		2012		2013		2012	2013

Revenue	$	▬	$	▬	$	▬	$1,136	$10,173

Operating Expenses
Depreciation and Amortization of Property and Equipment		3,443		4,539		6,967	9,094	226,711
Amortization of Patent Application Costs		1,695		1,260		3,429	2,560	22,722
Write-off of Patent Application Costs		▬		▬		▬	▬	239,530
General and Administrative		92,915		187,325		205,647	361,488	8,622,678
Write-off of Goodwill		▬		▬		▬	▬	12,780,214
Research and Product Development, Net of Investment Tax Credits		95,042		192,694		198,486	348,738	4,348,819
Cost of Settlement of Lawsuit		▬		▬		▬	▬	1,753,800
Total operating expenses		193,095		385,818		414,529	721,880	27,994,474
Operating Loss		(193,095)		(385,818)		(414,529)	(720,744)	(27,984,301)

Other Expenses (Income)
Interest Expense and Bank Charges (Net)		32,892		6,015		36,716	9,485	2,195,024
Loss (Gain) on Change in Fair Value of Derivative Liability		(10,781)		▬		(10,781)	▬	12,410,242
Loss (Gain) on Foreign Exchange Transactions		(4,116)		2,238		3,923	(19,126)	194,266

Total other expenses (income)		17,995		8,253		29,858	(9,641)	14,799,532

Loss from Continuing Operations		(211,090)		(394,071)		(444,387)	(711,103)	(42,783,833)

Discontinued Operations
Gain on Sale of Subsidiary		▬		▬		▬	▬	90,051
Loss from Discontinued Operations		▬		▬		▬	▬	(127,762)
Net Loss		(211,090)		(394,071)		(444,387)	(711,103)	(42,821,544)
Net Loss attributable to non-controlling interest		(1,231)		(2.368)		(2,721)	(4,431)	(340,655)
Net Loss attributable to CardioGenics Holdings Inc.		$(209,859)		$(391,703)		$(441,666)	$(706,672)	$(42,480,889)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders		$(0.00)		$(0.01)		$(0.01)	$(0.01)

Weighted-average shares of Common Stock outstanding		56,676,166		55,626,166		56,676,166	55,626,166

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
For the Three and Six Months Ended April 30, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2013

					Cumulative from
					November 20, 1997
	Three Months Ended		Six Months Ended		(Date of Inception) To April 30,
	April 30		April 30		2013
	2013	2012	2013	2012

Net Loss	$(209,859)	$(391,703)	$(441,666)	$(706,672)	$(42,480,889)
Other comprehensive income (loss), currency translation adjustments	1,085	(22,206)	9,510	12,651	(157,127)

Comprehensive loss	$(208,774)	$(413,909)	$(432,156)	$(694,021)	$(42,638,016)

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Deficiency (unaudited)
For The Six Months Ended April 30, 2013 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2013

				Deficit
				Accumulated
				during	Accumulated
			Additional	the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	Deficiency
Balance November 1, 2012	56,676,166	$543	$42,036,498	$(42,039,223)	$(166,637)	$(337,934)	$(506,753)
Value of derivative associated with debentures issued in the period			95,760				95,760
Net loss attributable to noncontrolling interest						(2,721)	(2,721)
Comprehensive Income, currency translation adjustments					9,510		9,510
Net Loss				(441,666)			(441,666)
Balance at April 30, 2013	56,676,166	$543	$42,132,258	$(42,480,889)	$(157,127)	$(340,655)	$(845,870)

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)
Six Months Ended April 30, 2013 and 2012 and
Cumulative from November 20, 1997 (Date of Inception) to April 30, 2013

			Cumulative from
			November 20, 1997
	Six Months Ended		(Date of Inception)
	April 30		To April 30,
	2013	2012	2013
Cash flows from operating activities
Consolidated Net Loss for the Period	$(444,387)	$(711,103)	$(42,821,544)
Adjustments to reconcile consolidated net loss for the period to net cash used in operating activities
Depreciation and Amortization of Property and Equipment	6,967	9,094	226,711
Amortization of Patent Application Costs	3,429	2,560	22,722
Write-off of Patent Application Costs	▬	▬	239,530
Amortization of Deferred Consulting Contract Costs	▬	▬	163,750
Write-off of Goodwill	▬	▬	12,780,214
Amortization of Deferred Debt Issuance Costs	▬	▬	511,035
Loss on Extinguishment of Debt	▬	▬	275,676
Loss (Gain) on Change in Value of Derivative Liability	(10,781)	▬	12,410,242
Amortization of Discount on Notes Payable	22,900	▬	22,900
Interest Accrued and Foreign Exchange Loss on Debt	▬	▬	922,539
Unrealized Foreign Currency Exchange Gains	▬	▬	25,094
Beneficial Conversion Charge included in Interest Expense	▬	▬	452,109
Common Stock and Warrants issued on Settlement Of Lawsuit	▬	▬	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	▬	▬	2,508,282
Common Stock Issued for Services Rendered	▬	▬	2,726,262
Stock Options Issued for Services Rendered	▬	▬	192,238
Stock Options Issued to Directors and Committee Chairman	▬	▬	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	182	6,094	(255)
Deposits and Prepaid Expenses	433	(457)	(50,200)
Refundable Taxes Receivable	38,058	9,086	(6,285)
Government Grants and Investment Tax Credits Receivable	40,378	(6,121)	(19,640)
Accounts Payable and Accrued Expenses	87,380	36,687	105,603
Advances	200,262	▬	200,393
Cash used in operating activities	(55,179)	(654,160)	(7,404,242)

Cash flows from investing activities
Cash Acquired from Acquisition	▬	▬	195,885
Purchase of Property and Equipment	(156)	(3,893)	(223,646)
Patent Application Costs	(13,087)	(609)	(331,861)
Cash used in investing activities	(13,243)	(4,502)	(359,622)

Cash flows from financing activities
Due to Shareholders	(100,000)	262,500	▬
Derivative Liability on Notes Payable	75,000	▬	75,000
(Repayment) of Capital Lease Obligations	(2,627)	(13,742)	(43,917)
Due to Director	▬	▬	725,330
Issue of Debentures	▬	▬	1,378,305
Issue of Common Shares on Exercise of Stock options	▬	▬	2,781
Issue of Common Shares on Exercise of Warrants	▬	▬	45,652
Issue of Common Shares for Cash	▬	▬	5,886,669
Refund of Share Subscription	▬	▬	(15,000)
Issue (Redemption) of 10% Senior Convertible Debentures	300,393	▬	(94,579)
Cash provided by financing activities	272,766	248,758	7,960,241

Effect of foreign exchange on cash and cash equivalents	6,082	12,653	41,058
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	210,426	(397,251)	237,435
Beginning of Period	27,009	669,202	▬
End of Period	$237,435	$271,951	$237,435

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of April 30, 2013, their results of operations for the three and six months ended April 30, 2013 and 2012, and the period from November 20, 1997 (date of inception) to April 30, 2013, changes in comprehensive loss for the three and six months ended April 30, 2013 and 2012 and the period from November 20, 1997 (date of inception) to April 30, 2013, changes in deficiency for the six months ended April 30, 2013 and cash flows for the six months ended April 30, 2013 and 2012, and the period from November 20, 1997 (date of inception) to April 30, 2013. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2012 and 2011 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on January 29, 2013 and from which the October 31, 2012 consolidated balance sheet was derived.

The results of the Company’s operations for the six months ended April 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2013.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at April 30, 2013 of approximately $42.5 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the condensed consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company believes that the impact of this standard has not had a material impact on its consolidated financial statements.

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes Payable. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with Accounting Standards Codification (“ASC”) 815. Derivative instrument liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

4.	Income Taxes

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the condensed interim consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of April 30, 2013, approximated $6,750,000 (2012 - $6,301,000) which will expire from 2014 through 2032. All fiscal years as originally filed have been assessed. Claims relating to research and development credits are open for review for the fiscal years ended October 2012, 2011, 2010, 2009, 2008 and 2007 and July 2009.

As of April 30, 2013, the Company had net operating loss carryforwards from US sources of approximately $40,769,000 (2012 - $40,652,000) available to reduce future Federal taxable income which will expire from 2019 through 2032. Returns for the years 2008 through 2012 are yet to be filed.

For the six months ended April 30, 2013 and 2012, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

5.	Due to Shareholders

During the three months ended January 31, 2013, two shareholder/directors advanced $200,000 to the Company. On February 27, 2013, those advances together with $100,000 advanced by a shareholder to the Company prior to October 31, 2012 were exchanged on a dollar for dollar basis for Series A Convertible Debenture Units (the “Units”). Each unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase an equal number of common shares of the Company’s stock at a price of $0.25 per share exercisable at any time during the term of the warrant.

6.	Advance Payable

In April 2013, an unrelated third party advanced $200,000 to the Company as an advance against the purchase of Series B Convertible Debenture Units to be issued after April 30, 2013. The advance is due on demand and carries no interest.

7.	Notes Payable

On November 19, 2012 the Company entered into an agreement (“Line”) with JMJ Financial (“Lender”) whereby the Company may borrow up to $350,000 from the Lender in increments of $50,000. The Line is subject to an original issue discount of $50,000. Advances under the Line (“Notes”) have a maturity date of one year from the date of the advance. If the advance is repaid within three months the advance is interest free. If not repaid within three months, the advance may not be repaid before maturity and carries interest at 5%. The Lender has the right at any time to convert all or part of the outstanding principal and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company at a price equal to the lesser of $0.23 and 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless agreed in writing by the parties, at no time will the Lender convert any amount owing under the Line into common stock that would result in the Lender owing more than 4.99% of the common stock outstanding. On March 27, 2013, the Company borrowed $25,000 under this Line.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

A summary of the Notes at April 30, 2013 is as follows:

	April 30, 2013	October 31, 2012

Convertible Note Payable, interest at 5% per annum to maturity at November 19, 2014	$50,000	$-
Convertible Note Payable, interest at 5% per annum to maturity at March 27, 2014	25,000	-
Debt Discount - value attributable to conversion feature attached to notes, net of accumulated amortization of $22,900	(52,100)	-
Total	22,900	-
Less: Current portion	22,900	-
Total Long-term portion	$-	$-

As described in further detail in Note 8, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. Upon conversion of the Notes to Common Stock, any remaining unamortized discount is charged to financing expense.

8.	Derivative Liabilities

Convertible notes - embedded conversion features:

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $75,000 at April 30, 2013. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. There was no change in the fair value for the six months ended April 30, 2013.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.12 per share according to the agreements; risk free interest rate of .18%; expected life of 1 year; expected dividend of zero; a volatility factor of 170%, as of April 30, 2013. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

9.	Fair Value Measurements

As defined by the Accounting Standard Codification (ASC), fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of April 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2013
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$64,219	$64,219	$10,781

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the six month period ended April 30, 2013.

Balance at beginning of period	$-
Additions to derivative instruments	75,000
Change in fair value of derivative liabilities	(10,781)
Balance at end of period	$64,219

10.	Debentures Payable

In February 2013, shareholder loans were converted on a dollar-for-dollar basis for Series A Convertible Debenture Units (the “A Units”). Each A Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 2 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at any time up to three years.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

A summary of the Debentures at April 30, 2013 is as follows:

	April 30, 2013	October 31, 2012

Convertible Debentures Payable, interest at 10% per annum to maturity at February 27, 2016	$300,393	$-

Debt Discount - value attributable to conversion feature attached to notes	(95,760)	-
Total	204,633	-
Less: Current portion	-	-
Total Long-term portion	$204,633	$-

11.	Stock Based Compensation

Stock-based employee compensation related to stock options for the six months ended April 30, 2013 and 2012 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2011	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2012	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – April 30, 2013	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at April 30, 2013.

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

12.	Warrants

Outstanding warrants are as follows:

	April 30, 2013	October 31, 2012

Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	▬	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	▬	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including March 20, 2013	▬	1,000,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	▬
Total Warrants outstanding	2,887,085	6,287,085

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

13.	Issuance of Common Stock

On January 17, 2013, the Company’s articles of incorporation were amended to increase the total number of common and preferred shares authorized for issuance from 65,000,000 shares to 150,000,000 shares and 5,000,000 shares to 50,000,000, respectively, par value $0.00001 per share.

During the six months ended April 30, 2013, the Company issued no common shares.

14.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Weighted-average shares - basic	56,676,166	55,626,166	56,676,166	55,626,166
Effect of dilutive securities	▬	▬	▬	▬
Weighted-average shares - diluted	56,676,166	55,626,166	56,676,166	55,626,166

Basic earnings per share “EPS” and diluted EPS for the three and six months ended April 30, 2013 and 2012 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 2,917,085 and 9,834,969 incremental shares respectively have been excluded from the three and six months ended April 30, 2013 and 2012 computation of diluted EPS as they are antidilutive given the net losses generated.

15.	Commitments and Contingencies

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

16.	Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	April 30
	2013		2012

Cash paid during the year for:
Interest		$6,735		$9,358
Income taxes	$	▬	$	▬

CardioGenics Holdings Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
April 30, 2013 and 2012

17.	Subsequent Events

(i)	In May 2013, the $200,000 advance included in the condensed consolidated balance sheet at April 30, 2013, together with a further advance of $300,000 from the same third party in May 2013, was exchanged on a dollar-for-dollar basis for Series B Convertible Debenture Units (the “B Units”). Each B Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed on conversion of the debentures at a price of $0.15 per share exercisable at any time during the term of the warrant.

(ii)	In June 2013, certain officers of the Company purchased $155,000 in Series B Convertible Debenture Units (the “B Units”). Each B Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed in conjunction with the conversion of the debentures at a price of $0.15 per share exercisable at any time during the term of the warrant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis (“MD&A”) in combination with the accompanying unaudited condensed interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on January 29, 2013.

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

The accounting policies and estimates used as of October 31, 2012, as outlined in our previously filed Form 10-K, have been applied consistently for the six months ended April 30, 2013.

Related Party Transactions

During the six months ended April 30, 2013, the Company received from officer/directors $200,000 for the subscription of 200,000 of the Company’s Series A Convertible Debentures. On the same day a shareholder’s loan in the amount of $100,000 was converted to 100,000 of the Company’s Series A Convertible Debentures.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Six months ended April 30, 2013 as compared to six months ended April 30, 2012

	Six Months
	Ended April 30,
	2013		2012	$ Change

Revenue	$	▬	$1,136	$(1,136)

Operating expenses:
Depreciation and amortization of property and equipment		6,967	9,094	(2,127)
Amortization of patent application costs		3,429	2,560	869
General and administrative expenses		205,647	361,488	(155,841)
Research and product development, net of investment tax credits		198,486	348,738	(150,252)
Total operating expenses		414,529	721,880	(307,351)
Operating Loss		(414,529)	(720,744)	(306,215)
Other expenses (income)
Interest expense and bank charges, net		36,716	9,485	27,231
(Gain on change in value of derivative liability		(10,781)	▬	(10,781)
Loss (gain) on foreign exchange transactions		3,923	(19,126)	23,049

Net loss		$(444,387)	$(711,103)	$(266,716)

Revenues

During the six months ended April 30, 2013 and 2012 we generated revenues of 2013 – $0 and 2012 – $1,136, respectively, from sales of paramagnetic beads.

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

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributable primarily to the decrease in staff engaged in those activities in the current six month period vs. the same six month period in the prior year.

Three months ended April 30, 2013 as compared to three months ended April 30, 2012

	Three Months
	Ended April 30,
	2013		2012		$ Change

Revenue	$	▬	$	▬	$	▬

Operating expenses:
Depreciation of property and equipment		3,443		4,539		(1,096)
Amortization of patent application costs		1,695		1,260		435
General and administrative expenses		92,915		187,325		(94,410)
Research and product development, net of investment tax credits		95,042		192,694		(97,652)
Total operating expenses		193,095		385,818		(192,723)
Operating Loss		(193,095)		(385,818)		(192,723)
Other expenses (income)
Interest expense and bank charges, net		32,892		6,015		26,877
(Gain) on change in value of derivative liability		(10,781)		▬		(10,781)
Loss (gain) on foreign exchange transactions		(4,116)		2,238		(6,354)

Net loss		$(211,090)		$(394,071)		$(182,981)

Revenues

During the three months ended April 30, 2013 and 2012 we generated no revenues.

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

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefore. The decrease in research and development expenses is attributable primarily to the decrease in staff engaged in those activities in the current three month period vs. the same three month period in the prior year.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $444,000 and a cash flow deficiency from operating activities of $55,179 for the six months ended April 30, 2013. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  We have funded our activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of April 30, 2013 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended April 30, 2013 and 2012 or that they will have a significant effect at the time they become effective.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

N/A.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2013.

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

Our management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the quarter ended April 30, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our disclosure controls and procedures and internal control over financial reporting were not effective. Management has identified the following material weaknesses in our disclosure controls and procedures and internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2009, CardioGenics was served with a statement of claim in the Province of Ontario, Canada, from a prior contractor claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics, with an aggregate claim of $514,000.  The Company considers all the claims to be without any merit, has already delivered a statement of defence and intends to vigorously defend the action. The action is currently in the discovery phase. If the matter eventually proceeds to trial, the Company does not expect to be found liable on any ground or for any cause of action.

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

CARDIOGENICS HOLDINGS INC.

Date: June 19, 2013	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: June 19, 2013	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

