Form 10-Q
period 2013-07-31
CardioGenics Holdings Inc.
filed 2013-09-17
CIK 1089029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013.

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

Large Accelerated filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

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

Yes [X] No [  ]

As of September 16, 2013 the Registrant had the following number of shares of its capital stock outstanding: 32,499,239 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended July 31, 2013

INDEX

Page
Part I. Financial Information	F-1

Item 1: Financial Statements (Unaudited)	F-1

Condensed Consolidated Balance Sheets at July 31, 2013(Unaudited) and October 31, 2012	F-1

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months ended July 31, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2013	F-2

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended July 31, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2013	F-3

Condensed Consolidated Statement of Changes in Deficiency (Unaudited) for the Nine Months ended July 31, 2013	F-4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended July 31, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2013	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2: Management’s Discussion and Analysis of Financial Conditions and Operations	3

Item 3: Quantitative and Qualitative Disclosures About Market Risk	6

Item 4: Controls and Procedures	6

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	July 31, 2013	October 31, 2012
	(Unaudited)	(Note 2)
Assets
Current Assets
Cash and Cash Equivalents	$357,602	$27,009
Accounts Receivable	250	437
Deposits and Prepaid Expenses	50,011	51,422
Refundable Taxes Receivable	4,788	45,207
Government Grants and Investment Tax Credits Receivable	58,411	80,080
	471,062	204,155
Long-Term Assets
Property and Equipment, net	57,640	67,827
Patents, net	124,043	110,031
	181,683	177,858
Total Assets	$652,745	$382,013

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$757,238	$786,135
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholders	—	100,000

Current Portion of Capital Lease Obligation	—	2,627
Notes Payable, net of debt discount	45,685	—
Derivative Liability on Notes Payable	92,750	—
	895,677	888,766
Long-Term Liabilities
Debentures Payable	248,476	—
	248,476	—
Total Liabilities	1,144,153	888,766

Commitments and Contingencies

Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 32,499,239 common shares and 24,176,927 exchangeable shares issued and outstanding as of July 31, 2013 and October 31, 2012	543	543

Additional paid-in capital	42,783,154	42,036,498

Deficit accumulated during development stage	(42,796,317)	(42,039,223)

Accumulated other comprehensive loss	(136,329)	(166,637)

Total deficiency attributable to CardioGenics Holdings Inc.	(148,949)	(168,819)
Non-controlling interest	(342,459)	(337,934)
Total deficiency	(491,408)	(506,753)
Total liabilities and deficiency	$652,745	$382,013

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended July 31, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2013

					Cumulative from
	For the three months Ended		For the nine months Ended		November 20, 1997
	July 31,		July 31,		(Date of Inception)
	2013	2012	2013	2012	to July 31, 2013

Revenue	$—	$—	$—	$1,136	$10,173

Operating Expenses
Depreciation and Amortization of Property and Equipment	3,374	4,541	10,341	13,635	230,085
Amortization of Patent Application Costs	1,660	1,215	5,089	3,775	24,382
Write-off of Patent Application Costs	—	—	—	—	239,530
General and Administrative	138,530	154,869	344,177	516,357	8,761,208
Write-off of Goodwill	—	—	—	—	12,780,214
Research and Product Development, Net of Investment Tax Credits	90,060	73,715	288,546	422,453	4,438,879
Cost of Settlement of Lawsuit	—	—	—	—	1,753,800
Total operating expenses	233,624	234,340	648,153	956,220	28,228,098
Operating Loss	(233,624)	(234,340)	(648,153)	(955,084)	(28,217,925)

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	95,897	5,402	132,613	14,887	2,290,921
Loss (Gain) on Change in Fair Value of Derivative Liability	3,531	—	(7,250)	—	12,413,773
Loss (Gain) on Foreign Exchange Transactions	(15,820)	(915)	(11,897)	(20,041)	178,446

Total other expenses (income)	83,608	4,487	113,466	(5,154)	14,883,140

Loss from Continuing Operations	(317,232)	(238,827)	(761,619)	(949,930)	(43,101,065)

Discontinued Operations
Gain on Sale of Subsidiary	—	—	—	—	90,051
Loss from Discontinued Operations	—	—	—	—	(127,762)
Net Loss	(317,232)	(238,827)	(761,619)	(949,930)	(43,138,776)
Net Loss attributable to non-controlling interest	(1,804)	(1,393)	(4,525)	(5,824)	(342,459)
Net Loss attributable to CardioGenics Holdings Inc.	$(315,428)	$(237,434)	$(757,094)	$(944,106)	$(42,796,317)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Weighted-average shares of Common Stock outstanding	56,676,166	55,626,166	56,676,166	55,626,166

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the Three and Nine Months Ended July 31, 2013 and 2012 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2013

					Cumulative from
	Three Months Ended		Nine Months Ended		November 30, 1997
	July 31,		July 31,		(Date of Inception)
	2013	2012	2013	2012	To July 31, 2013

Net Loss	$(317,232)	$(238,827)	$(761,619)	$(949,930)	$(43,138,776)
Net Loss attributable to non-controlling interest	(1,804)	(1,393)	(4,525)	(5,824)	(342,459)

Net Loss attributable to CardioGenics Holdings, Inc.	(315,428)	(237,434)	(757,094)	(944,106)	(42,796,317)
Other comprehensive income (loss), currency translation adjustments	20,798	1,265	30,308	13,916	(136,329)

Comprehensive loss	$(294,630)	$(236,169)	$(726,786)	$(930,190)	$(42,932,646)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Deficiency (unaudited)

For The Nine Months Ended July 31, 2013 and Cumulative from November 20, 1997 (Date of Inception) to July 31, 2013

				Deficit
				Accumulated
				during	Accumulated
			Additional	the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	Deficiency
Balance November 1, 2012	56,676,166	$543	$42,036,498	$(42,039,223)	$(166,637)	$(337,934)	$(506,753)
Value of warrants and beneficial conversion feature associated with debentures issued in the period			746,656				746,656
Net loss attributable to non-controlling interest						(4,525)	(4,525)
Comprehensive income, currency translation adjustments					30,308		30,308
Net loss attributable to CardioGenics Holdings, Inc.				(757,094)			(757,094)
Balance at July 30, 2013	56,676,166	$543	$42,783,154	$(42,796,317)	$(136,329)	$(342,459)	$(491,408)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended July 31, 2013 and 2012 and

Cumulative from November 20, 1997 (Date of Inception) to July 31, 2013

			Cumulative from
	Nine Months Ended		November 20, 1997
	July 31,		(Date of Inception)
	2013	2012	To July 31, 2013
Cash flows from operating activities
Consolidated Net Loss	$(761,619)	$(949,930)	$(43,138,776)
Adjustments to reconcile consolidated net loss for the period to net cash used in operating activities
Depreciation and Amortization of Property and Equipment	10,341	13,635	230,085
Amortization of Patent Application Costs	5,089	3,775	24,382
Write-off of Patent Application Costs	—	—	239,530
Amortization of Deferred Consulting Contract Costs	—	—	163,750
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss (Gain) on Change in Value of Derivative Liability	(7,250)	—	12,413,773
Amortization of Discount on Notes Payable	45,685	—	45,685
Amortization of Discount on Debentures Payable	49,532	—	49,532
Interest Accrued and Foreign Exchange Loss on Debt	—	—	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,094
Beneficial Conversion Charge included in
Interest Expense	—	—	452,109
Common Stock and Warrants issued on Settlement Of Lawsuit	—	—	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	—	—	2,508,282
Common Stock Issued for Services Rendered	—	—	2,726,262
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	187	8,746	(250)
Deposits and Prepaid Expenses	1,411	319	(49,222)
Refundable Taxes Receivable	40,419	(1,043)	(3,924)
Government Grants and Investment Tax Credits Receivable	21,669	31,320	(38,349)
Accounts Payable and Accrued Expenses	(28,897)	49,370	(10,674)
Advances	—	—	131
Cash used in operating activities	(623,433)	(843,808)	(7,972,496)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	(154)	(3,893)	(223,644)
Patent Application Costs	(8,923)	(4,329)	(327,697)
Cash used in investing activities	(9,077)	(8,222)	(355,456)

Cash flows from financing activities
Due to Shareholders	(100,000)	262,500	—
Proceeds from Notes Payable	100,000	—	100,000
(Repayment) of Capital Lease Obligations	(2,627)	(20,851)	(43,917)
Due to Director	—	—	725,330
Issue of Debentures	—	—	1,378,305
Issue of Common Shares on Exercise of Stock options	—	—	2,781
Issue of Common Shares on Exercise of Warrants	—	—	45,652
Issue of Common Shares for Cash	—	—	5,886,669
Refund of Share Subscription	—	—	(15,000)
Issue of 10% Senior Convertible Debentures	945,600	—	550,628
Cash provided by financing activities	942,973	241,649	8,630,448

Effect of foreign exchange on cash and cash equivalents	20,130	13,911	55,106
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents during the period	330,593	(596,470)	357,602
Beginning of Period	27,009	669,202	—
End of Period	$357,602	$72,732	$357,602

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its Subsidiaries under generally accepted accounting principles in the United States (“U.S. GAAP”) as of July 31, 2013, their results of operations for the three and nine months ended July 31, 2013 and 2012, and the period from November 20, 1997 (date of inception) to July 31, 2013, changes in comprehensive loss for the three and nine months ended July 31, 2013 and 2012, and the period from November 20, 1997 (date of inception) to July 31, 2013, changes in deficiency for the nine months ended July 31, 2013 and cash flows for the nine months ended July 31, 2013 and 2012, and the period from November 20, 1997 (date of inception) to July 31, 2013. CardioGenics Holdings Inc. and its Subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2012 and 2011 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on January 29, 2013 and from which the October 31, 2012 consolidated balance sheet was derived.

The results of the Company’s operations for the nine months ended July 31, 2013 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2013.

The accompanying condensed interim consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at July 31, 2013 of approximately $42.8 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss) but only if the amount reclassified is required to be reclassified to net income (loss) in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income (loss), an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company believes that the impact of this standard has not had a material impact on its condensed interim consolidated financial statements.

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes Payable. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with Accounting Standards Codification (“ASC”) 815. Derivative instrument liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the condensed consolidated balance sheet date.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

Beneficial Conversion Charge

The intrinsic value of beneficial conversion features arising from the issuance of convertible debentures with conversion rights that are in-the-money at the commitment date is recorded as debt discount and amortized to interest expense over the term of the debentures. The intrinsic value of a beneficial conversion feature is determined after initially allocating an appropriate portion of the proceeds received from the sale of the debentures to any detachable instruments, such as warrants, included in the sale or exchange based on relative fair values.

4.	Income Taxes

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the condensed interim consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of July 31, 2013, approximated $6,816,000 (2012 - $6,362,000) which will expire from 2014 through 2032. All fiscal years as originally filed have been assessed. Claims relating to research and development credits are open for review for the fiscal years ended October 2012, 2011, 2010, 2009, 2008 and 2007 and July 2009.

As of July 31, 2013, the Company had net operating loss carryforwards from US sources of approximately $40,809,000 (2012 - $40,647,000) available to reduce future Federal taxable income which will expire from 2019 through 2032. Returns for the years 2008 through 2012 are yet to be filed.

For the nine months ended July 31, 2013 and 2012, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

5.	Due to Shareholders

During the three months ended January 31, 2013 two shareholder/directors advanced $200,000 to the Company. On February 27, 2013, those advances together with $100,000 advanced by a shareholder to the Company prior to October 31, 2012 were exchanged on a dollar for dollar basis for Series A Convertible Debenture Units (the “Units”). Each unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 2 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.25 per share at any time up to three years.

During the three months ended July 31, 2013, the Company received from officer/directors $155,000 from officer/directors for the subscription of 155,000 of the Company’s Series B Convertible Debentures. Each unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.25 per share at any time up to three years.

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

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

A summary of the Notes at July 31, 2013 is as follows:

	July 31, 2013	October 31, 2012
Convertible Note Payable, interest at 5% per annum to maturity at November 19, 2013	$50,000	$-
Convertible Note Payable, interest at 5% per annum to maturity at March 27, 2014	25,000	-
Convertible Note Payable, interest at 5% per annum to maturity at June 28, 2014	25,000	-
Debt Discount – value attributable to conversion feature attached to notes, net of accumulated amortization of $45,685	(54,315)	-
Total	45,685	-
Less: Current portion	45,685	-
Total Long-term portion	$-	$-

As described in further detail in Note 7, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. Upon conversion of the Notes to Common Stock, any remaining unamortized discount is charged to financing expense.

7.	Derivative Liability

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. The change in fair value for the nine months ended July 31, 2013 was $7,250.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price of $0.12 per share according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 166% as of July 31, 2013. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

8.	Fair Value Measurements

As defined by the ASC, fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

●	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of July 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total decrease
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	July 31, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	July 31, 2013
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$92,750	$92,750	$(7,250)

The Company utilizes the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability associated with the convertible note obligation. The Company considers them to be Level 3 instruments. The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the derivative liability at July 31, 2013:

Fair value	$0.12
Expected volatility	166-170%
Dividend yield	-
Expected term (in years)	.33-.91
Risk-free interest rate	.11%-.18%

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the nine month period ended July 31, 2013.

Balance at beginning of period	$-
Additions to derivative instruments	100,000
Change in fair value of derivative liabilities	(7,250)
Balance at end of period	$92,750

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

9.	Debentures Payable

In February 2013, shareholder loans were converted on a dollar-for-dollar basis for Series A Convertible Debenture Units (the “A Units”). Each A Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 2 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.25 per share at any time up to three years.

In May and June 2013 the Company sold Series B Convertible Debenture Units (the “B Units”). Each B Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.15 at any time up to three years.

The Company recorded an increase in additional paid in capital and debt discount of $95,760 in connection with the warrants issued with the Series A Convertible Debentures. The Company allocated proceeds of $306,900 to the fair value of the warrants and the remaining $343,996 to the fair value of the Series B Convertible Debentures. Based on the excess of the aggregate fair value of the common shares that would have been issued if the Series B Convertible Debentures had been converted immediately over the proceeds allocated to the Series B Convertible Debentures, the investors received a beneficial conversion feature that had an aggregate intrinsic value of $343,996 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $650,896 in connection with the issuance of the Series B Convertible Debentures and warrants.

A summary of the Debentures at July 31, 2013 is as follows:

	July 31, 2013	October 31, 2012
Series A Convertible Debentures Payable, interest at 10% per annum to maturity at February 27, 2016	$294,704	$-
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at May 31, 2016	500,000	-
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at June 3, 2016	150,896	-

Debt Discount	(697,124)	-
Totals	248,476	-
Less: Current portion	-	-
Total Long-term portion	$248,476	$-

10.	Stock Based Compensation

Stock-based employee compensation related to stock options for the nine months ended July 31, 2013 and 2012 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price
Outstanding – October 31, 2011	30,000	$0.90
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – October 31, 2012	30,000	$0.90
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – July 31, 2013	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at July 31, 2013.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

11.	Warrants

Outstanding warrants are as follows:

	July 31, 2013	October 31, 2012
Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017.	287,085	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016.	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016.	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016.	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016.	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016.	500,000	500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013.	—	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013.	—	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including March 20, 2013.	—	1,000,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016.	600,000	—
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016.	750,000	—
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016.	232,500	—

Total Warrants outstanding	3,869,585	6,287,085

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

12.	Issuance of Common Stock

On January 17, 2013, the Company’s articles of incorporation were amended to increase the total number of common and preferred shares authorized for issuance from 65,000,000 shares to 150,000,000 shares and 5,000,000 shares to 50,000,000, respectively, par value $0.00001 per share.

During the nine months ended July 31, 2013, the Company issued no common shares.

13.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Weighted-average shares - basic	56,676,166	55,626,166	56,676,166	55,626,166
Effect of dilutive securities	—	—	—	—
Weighted-average shares - diluted	56,676,166	55,626,166	56,676,166	55,626,166

Basic earnings per share “EPS” and diluted EPS for the three and nine months ended July 31, 2013 and 2012 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debentures and notes payable representing 8,532,918 and 6,317,085 incremental shares, respectively, have been excluded from the three and nine months ended July 31, 2013 and 2012 computation of diluted EPS as they are anti-dilutive given the net losses generated.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2013 and 2012

14.	Commitments and Contingencies

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

15.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	July 31,
	2013	2012

Cash paid during the period for:
Interest	$26,085	$11,420
Income taxes	—	—
Non-cash financing activity:
Value of beneficial conversion feature and warrants issued with debentures during the period	746,656	—

Item 2. Management’s Discussion and Analysis of Financial Condition & Results of Operations

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

The accounting policies and estimates used as of October 31, 2012, as outlined in our previously filed Form 10-K, have been applied consistently for the nine months ended July 31, 2013.

Related Party Transactions

During the nine months ended July 31, 2013, the Company received from officer/directors $200,000 for the subscription of 200,000 of the Company’s Series A Convertible Debentures and $155,000 from officer/directors for the subscription of 155,000 of the Company’s Series B Convertible Debentures. On the day that the subscription for Series A Convertible Debentures was received, a shareholder’s loan in the amount of $100,000 was converted to 100,000 of the Company’s Series A Convertible Debentures.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Nine months ended July 31, 2013 as compared to the nine months ended July 31, 2012

	Nine Months
	Ended July 31,
	2013	2012	$ Change

Revenue	$—	$1,136	$(1,136)

Operating expenses:
Depreciation and amortization of property and equipment	10,341	13,635	(3,294)
Amortization of patent application costs	5,089	3,775	1,314
General and administrative expenses	344,177	516,357	(172,180)

Research and product development, net of investment tax credits	288,546	422,453	(133,907)
Total operating expenses	648,153	956,220	(308,067)
Operating loss	(648,153)	(955,084)	306,931
Other expenses (income)
Interest expense and bank charges, net	132,613	14,887	117,726
(Gain) on change in value of derivative liability	(7,250)	—	(7,250)
Loss on foreign exchange transactions	(11,897)	(20,041)	8,144

Net loss	$(761,619)	$(949,930)	$188,311

Revenues

During the nine months ended July 31, 2013 and 2012, we generated $0 and $1,136 of revenue in 2013 and 2012, respectively, from sales of paramagnetic beads.

Operating expenses

Operating expenses include the costs to a) develop and patent a method for controlling the delivery of compounds to a chemical reaction; b) develop the QL Care Analyzer, a small, automated, robust and proprietary point of care testing device; and c) custom paramagnetic beads through our proprietary method which improves their light collection. In addition, the Company is in the process of adapting test products for the Point Of Care (“POC”) disposable, single-use cartridge-format. Detailed manufacturing specifications and costing have been created and custom manufacturers have been sourced.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in consulting fees.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributable primarily to the decrease in staff engaged in those activities in the current nine month period vs. the same nine month period in the prior year.

Three months ended July 31, 2013 as compared to the three months ended July 31, 2012

	Three Months
	Ended July 31,
	2013	2012	$ Change

Revenue	$—	$—	$—

Operating expenses:
Depreciation of property and equipment	3,374	4,541	(1,167)
Amortization of patent application costs	1,660	1,215	445
General and administrative expenses	138,530	154,869	(16,339)
Research and product development, net of investment tax credits	90,060	73,715	16,345
Total operating expenses	233,624	234,340	(716)
Operating loss	(233,624)	(234,340)	(716)
Other expenses (income)
Interest expense and bank charges, net	95,897	5,402	90,495
Loss on change in value of derivative liability	3,531	—	3,531
Gain on foreign exchange transactions	(15,820)	(915)	(14,905)

Net loss	$(317,232)	$(238,827)	$78,405

Revenues

During the three months ended July 31, 2013 and 2012, we generated no revenues.

Operating expenses

Operating expenses include the costs to a) develop and patent a method for controlling the delivery of compounds to a chemical reaction; b) develop the QL Care Analyzer, a small, automated, robust and proprietary point of care testing device; and c) custom paramagnetic beads through our proprietary method which improves their light collection. In addition, the Company is in the process of adapting test products for the POC disposable, single-use cartridge-format. Detailed manufacturing specifications and costing have been created and custom manufacturers have been sourced.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in consulting fees.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to the decrease in investment tax credits realized in 2013 vs. 2012.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $762,000 and a cash flow deficiency from operating activities of $623,433 for the nine months ended July 31, 2013. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have funded our activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of July 31, 2013 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended July 31, 2013 and 2012 or that they will have a significant effect at the time they become effective.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

N/A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2013.

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

Our management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the quarter ended July 31, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our disclosure controls and procedures and internal control over financial reporting were not effective. Management has identified the following material weaknesses in our disclosure controls and procedures and internal control over financial reporting:

●	lack of documented policies and procedures;

●	there is no effective separation of duties, which includes monitoring controls, between the members of management; and,

●	lack of resources to account for complex and unusual transactions.

Management is currently evaluating what steps, if any, can be taken in order to address these material weaknesses in light of our current management structure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

CARDIOGENICS HOLDINGS INC.

Date: September 17, 2013	By:	/s/ Yahia Gawad
	Name:	Yahia Gawad
	Title:	Chief Executive Officer

Date: September 17, 2013	By:	/s/ James Essex
	Name:	James Essex
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

