Form 10-K
period 2013-10-31
CardioGenics Holdings Inc.
filed 2014-02-13
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2013

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 000-28761

CARDIOGENICS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0380546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6295 Northam Drive, Unit 8, Mississauga, Ontario L4V 1W8

(Address of principal executive offices) (Zip code)

(905) 673-8501

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock—$0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on January 22, 2014 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $7,871,443.

As of January 22, 2014 the Registrant had the following number of shares of its capital stock outstanding: 36,023,206 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

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

COMPANY Overview

Prior to the CardioGenics Acquisition, our primary business was providing financial and investment information to the investment community which we had been doing since 1989. In July 2009, we consummated the CardioGenics Acquisition and the main focus of our business was changed to the development of products targeting the immunoassay segment of the point-of-care in-vitro diagnostic (“IVD”) testing market. In order to better reflect the new focus of our business, we changed our name to CardioGenics Holdings Inc. in October 2009.

CardioGenics was founded in Toronto, Canada in 1997 by Dr. Yahia Gawad to develop technology and products targeting the immunoassay segment of the IVD testing market. These include:

●	The QL Care Analyzer (the “QLCA”), a state-of-the-art proprietary Point-of-Care (“POC”) immunoassay analyzer;

●	A series of immunoassay test products to detect cardiac markers (the “Cardiovascular Tests”); and,

●	Paramagnetic beads developed through its proprietary method, which improves their light collection (the “Beads”).

We are a Nevada corporation. Our address is 6295 Northam Drive, Unit 8, Mississauga, Ontario, Canada L4V 1W8, and our telephone number is 905-673-8501.

Our Industry

CardioGenics IVD POC Testing Markets

IVD Market

In-vitro diagnostics (IVD) refers to testing that aims for the identification of disease states outside the body, using samples such as body fluids (blood, urine) and tissues (biopsies and tissue sections). The IVD is a well established market, offering essential products (tests, components and machinery) used by physicians and clinical chemistry personnel to assess disease conditions. According to the latest Enterprise Analysis Corporation report in 2013, the world market for IVD products is estimated at $52.8 Billion in 2012 with an average growth rate of 8.4% in the last preceding 12 years. Further, the market is expected to grow an average of 5.5% over the next 5 years. North America, Europe, Africa, Middle East and Japan make up 86% of the total IVD market.

Immunoassay Market

According to the report, the 2012 immunoassay testing market still represents the largest segment of the IVD market by revenue amounting to $13.9 billion. The fastest growing segments of the IVD market are Anatomic Pathology (8.3%), Clinical Molecular (7.2%), Point-of-Care (7.0%) and Immunoassay (6.7%). The immunoassays field is now mature. Companies continue to develop new immunoassays and immunoassay instrument platforms to further improve the sensitivity of the assays and expand the potential of immunoassays for the future.

Point-Of-Care (POC) Testing Market

Point-Of-Care (POC) testing refers to testing performed outside of a centralized facility, with results available within minutes. POC testing is divided into personal use tests, such as pregnancy tests, and professional use tests, that are administered in a physician’s office or hospital emergency ward. Our tests will compete in the professional use testing market sector.

According to the same Enterprise Analysis Corporation report in 2013, the market for the POC is estimated at $5,346 million with 7% growth over the prior year. It is anticipated that most of the growth will come from increased use of cardiac markers and new assays for cancer markers and diabetes markers.

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

Two critical characteristics are necessary for POC test products to become more prevalent; POC testing results must correlate with lab results and the POC devices must be more consistent and robust in delivering those results.

Cardiovascular Disease Testing Market

Cardiac markers are proteins released from heart muscle when it is damaged as a result of a heart attack (myocardial infarction), when the blood supply to part of the heart is interrupted. Physicians use cardiac markers in two ways; to diagnose a cardiac event in a hospital emergency room or within the hospital or to evaluate a risk of a cardiovascular event occurring. The routine markers of myocardial infarction – CK-MB, troponin and myoglobin and recently BNP are used in the acute care and tests such as cholesterol are used to evaluate risk.

Until recently, Troponin and CK-MB were the lead cardiac markers. Brain Natriuetic Pepetide (BNP) was recently introduced to differentiate between a myocardial infarction and heart failure. A number of companies are focused on developing new cardiac markers.

According to a recently published market report, the market for Cardiac POC products is estimated at approximately US$ 2 billion in 2011 and rose by 9% over the prior year. This was driven by the introduction of new products and increase adoption of POC products by both healthcare providers and patients. Despite the many positive aspects of POC testing, the report stresses that there are many key challenges in the marketing of POC products as healthcare providers need evidence that POC diagnostics provide lab-quality results and benefits, in terms of clinical usefulness, convenience and cost in order to adopt them.

Magnetic Particles Market

Magnetic particles, or beads, are widely used as the solid phase for binding tests, both immunoassay and DNA binding. Magnetic beads are important for automating and simplifying the methods used for isolation and detection of biomolecules in both research and routine clinical laboratories. Eight of the top ten (10) IVD companies employ magnetic particles in their fully automated analyzers.

An independent 2006 market research report, prepared for CardioGenics by Adventus Research Inc. (the “Adventus Report”) and sponsored by the National Research Council of Canada (NRC), estimated the market for magnetic beads for immunoassays and molecular diagnostics to be approximately $900 million (between $833 million and $1.3 billion). This report of market size estimates did not include magnetic beads produced in-house by some of the IVD test manufacturers or beads produced for research applications. The Adventus Report was conducted using several methods, including interviews with leading particle-manufacturers and the end-users, published industry reports and data from leading IVD manufacturers.

1
Bead Builders
2
OEMs
Naked Beads
Finished Beads
Naked Beads
3
Diagnostic Reagent and Test Providers
End User Clinics & Research

As stated in the Adventus Report, according to Dynal, a leading magnetic beads manufacturer, the largest part of its Molecular Systems’ business is OEM sales of magnetic beads to IVD companies. Dynal stated that “the IVD market is very large and still growing. Further, the magnetic bead-based part of this market is growing at an even higher rate per year”. According to Dynal, magnetic beads are now the gold standard for immunoassay testing, as opposed to older technologies such as microtitre plate based tests. Nucleic acid testing makes up a smaller portion of the IVD market, but is fast growing (currently USD 2 billion). Magnetic beads are the most common solid phase employed in this market.

Furthermore, according to Dynal, as stated in the Adventus Report, end-user business rather than OEM business (referred to as functionalized and naked beads markets respectively) goes to research and routine laboratories within Genomics, Expression Profiling and Proteomics. The market size for Genomics, including DNA and RNA extraction and purification products was USD 300 million in 2001. According to the same Enterprise Analysis Corporation report in 2013 the market size of molecular diagnostics was estimated to be USD 3.8 billion in 2012.

As stated in the Adventus Report, according to Gen-Probe, which is a leading DNA clinical testing company, other markets that are employing magnetic beads as a solid phase are growing also. Magnetic particles are used for Separation of Microorganisms in Food and Water Testing and also for HLA testing for organ transplantation.

Our Products

The CardioGenics Products

QL Care Analyzer

The QLCA represents a shift in the design of point-of-care (POC) analyzers. The QLCA is a small, portable, stand-alone and completely automated POC immunoassay analyzer. The QLCA has successfully miniaturized lab. test technology, and combined it with a simplified mechanical design and proprietary triggering mechanism.

The QLCA uses a proprietary self-metering cartridge to perform immunoassay tests at the POC. Each cartridge is pre-loaded with our beads, which have been coated with specific proteins which result in binding the target marker. A few drops of whole blood added to the Cartridge initiate the binding reaction and the chemiluminescent reaction needed to deliver sensitive and accurate test results. Operation of the QLCA does not require specialized training and testing can be completed in 15 minutes.

POC immunoassay analyzers are not new; however, none of the commercial analyzers can replicate the sensitivity and accuracy of a test done in a medical lab. The QLCA was designed specifically to deliver the required laboratory sensitivity and accuracy. The QLCA employs chemical light generation or “chemiluminescence” (“CL”), the same technology used in the centralized medical labs. The QLCA uses a patented automated electronic process to trigger CL, which enhances light collection, speeds up marker binding and increases sensitivity. Further, the QLCA employs several other proprietary technologies to deliver lab-quality test results.

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

Test	Description

Troponin I (TnI)	●	TnI testing is the current routine testing for a heart attack.
	●	TnI is a heart muscle protein, released in the bloodstream shortly after a heart attack (myocardial infarction or MI).
	●	Current laboratory analyzers cannot detect TnI before 4-6 hours after the onset of symptoms, when TnI concentration in the blood reaches its detection threshold.
	●	Our test will take only 15 minutes to deliver quantitative results, allowing physicians to obtain much more rapid results and therefore accelerate patient triage.

Plasminogen Activator Inhibitor Type-1 (PAI-1)	●	This test will help to optimize the performance of a heart drug (“tPA” or tissue Plasminogen Activator), a clot buster used as the first line of therapy for MI patients.
	●	This proprietary whole blood test will quantify PAI-1 levels within 15 minutes.
	●	Forty percent of patients do not respond to tPA, a fact recognized only after the “golden hour” (the time period in which permanent heart damage can be prevented) has passed.

Heart Failure Risk Stratification (HFRS)	●	We have discovered a family of related proteins that are released into the bloodstream during heart failure.
	●	We are developing a proprietary test, the Heart Failure Risk Stratification or HFRS test to stratify the risk of death in patients with heart failure, thus permitting the initiation of appropriate therapy at an early stage.

Heart Failure Genomics Risk (HFGR)	●	We are developing a proprietary HFGR test that predicts the response of heart failure patients to routinely administered drugs.
	●	The need to measure the precise response to these drugs in a timely manner would minimize the trial and error methods now used by doctors to optimize drugs best suited to each patient.

These tests are designed to be administered during the diagnostic and management process of patients with heart disease. The full scope of our core technologies, our self metering cartridge as well as the know-how we have developed over the years are covered under our patent applications.

Currently, our TnI test product is in pilot testing. Once the pilot testing is concluded, testing for regulatory approval will be initiated. We expect this testing to be completed during the fiscal year ending October 31, 2014. The filing for U.S. and European regulatory approval is expected before the end of 2014. Upon receipt of FDA approval, we intend to market the QLCA and the Cardiovascular Tests through a major IVD distributor. We have initiated preliminary discussions with several of the Tier 1 IVD companies, and we anticipate that we will commence negotiations with one or more distribution partners before we receive FDA approval. In accordance with industry practice, we intend to enter into a license agreement with our distribution partner for the manufacture and distribution of our products.

Paramagnetic Beads

Clinical and research laboratories use paramagnetic particles as a solid surface in heterogeneous immunoassay tests. Paramagnetic (magnetic) beads are the most common solid phase employed during immunoassays tests in these laboratories. The process of phase separation (separation of the magnetic beads) is done by application of an electromagnetic field. The majority of centralized laboratory testing involve the measurement of light generated on the surface of paramagnetic beads coated with biological material as the outcome of the measurement.

Our Magnetic Beads represent a significant product advance. Most paramagnetic beads are made of iron oxide, and all are traditionally black or brown. We have developed proprietary process for plating the beads with a layer of silver, making them white, and more sensitive to light. Our production process is also significantly less expensive than those used by our competitors. We have internally tested our Beads against all commercially available beads, and have found our silver-coated Beads to be five times more sensitive than traditional black or brown magnetic particles. The results of this testing was presented and published in an international conference.

On January 19, 2009 CardioGenics Inc., one of our Canadian subsidiaries, entered into a Supply, Development & Distribution Agreement with Merck Chimie S.A.S. (“Merck Chimie”) (the “Merck Agreement”), pursuant to which CardioGenics is required to furnish Merck Chimie with certain quantities of CardioGenics’ proprietary silver-coated paramagnetic beads (the “CardioGenics Test Samples”), which Merck Chimie is then required to encapsulate, on a test-basis, using Merck Chimie’s proprietary encapsulation process. After Merck Chimie selects the best encapsulation process, Merck Chimie agreed to then establish the manufacturing parameters for the final encapsulated beads (the “Merck Encapsulated Beads”) and thereafter scale-up production for commercial distribution of the Merck Encapsulated Beads. Currently, Merck Chimie has concluded that magnetic beads encapsulated in CardioGenics meet the product specifications for commercial products. Marketing these magnetic beads has not commenced yet as both Merck Chemie and Cardiogenics have not agreed on the terms of final agreement.

Pursuant to the current executed Merck Agreement, Merck Chimie has the exclusive right, for ten (10) years, to distribute the Merck Encapsulated Beads on a worldwide basis, with CardioGenics receiving 30% of the net sales proceeds of the Merck Encapsulated Beads and Merck receiving 70% of such net sales proceeds. Merck is responsible for manufacturing and distributing the Merck Encapsulated Beads. The company is in process of renegotiating the agreement with Merck Chimie in order to ensure sale of product.

Our Strategy

The success of our business depends on our ability to obtain the requisite financing and be able to:

●	complete the development and testing of our QLCA and our cardiovascular tests;

●	obtain FDA approval of our QLCA and the cardiovascular tests;

●	develop further tests that can be run on our QLCA;

●	commercialize our Beads.

We will require additional funds in order to implement our full business strategy. Accordingly, we will need to raise additional funds through public or private financing, strategic relationships or other arrangements. We do not anticipate generating any significant revenue until after the FDA has approved our OLCA and first cardiovascular test and Merck Chimie initiates commercializing our Beads pursuant to our agreement with them.

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

Product marketing and distribution will be achieved through partnerships with global companies with wide reach. As we have done with our magnetic beads, the QLCA will be marketed by a third party through licensing and distribution agreements. Notwithstanding this strategy, we also intend to evaluate the feasibility of directly marketing our magnetic beads and QLCA to appropriate end-users and may use such direct marketing efforts to supplement the efforts of our future distribution partner(s).

We are also focusing on protecting our intellectual property and know how though maintaining a patent filing process on a global basis as well as maintaining confidentiality agreements with our staff, employees and service providers under contractual agreements.

Although we believe in these strategies, goals and targets, we cannot guarantee that we will be successful in implementing them or that, even if implemented; they will be effective in creating a profitable business. In addition, we are dependent on having sufficient cash to carry out our strategies.

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

Competition

CardioGenics Competitors

Numerous companies provide Point Of Care (POC) products, many with cardiovascular test offerings. However, in terms of quantitative POC products, few companies operate in this space with marketed devices. These include:

●	Biosite Diagnostics Incorporated;

●	Response Biomedicals Corp.;

●	Roche POC division; and

●	i-Stat division of Abbott Diagnostics

The first 2 companies employ fluorescence measurements in their platforms whereas Roche employs both Fluorescence and spectroscopic methods for detection, while i-Stat employs electrochemical testing. We believe that our technology and products in development will offer superior products to the POC market. None of the above companies offer chemiluminescence in its platform, a technology that is well-recognized for its superiority as evidenced by its dominance in the laboratory testing market. We believe that harnessing chemiluminescence in our QLCA will fulfill the clinical demands for fast and accurate quantitative results at patient bedsides.

Research and Development

Our efforts are focused on the development of our QLCA and our cardiovascular tests and the commercialization of our beads. Over the years 2013 and 2012 we incurred net expenses of $419,364 and $522,953 respectively on those efforts.

Website Technical Information

Our CardioGenics website (www.cardiogenics.com) and the website of our wholly owned subsidiary, LuxSpheres (www.luxspheres.com), are maintained by us internally and are hosted by DreamHost, which has hosting facilities located in Brea, California.

Employees

As of October 31, 2013, we had seven 7 employees, none of whom have an employment agreement with the Company.

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

In connection with the acquisition, ExchangeCo acquired all of the outstanding common shares of CardioGenics (the “CardioGenics Common Shares”), excluding 173,869 CardioGenics Common Shares in the aggregate owned by two (2) minority stockholders of CardioGenics (the “Dissenting Stockholders”), in consideration for the issuance of 422,183,610 shares of our common stock to the CardioGenics stockholders at the closing, as further described below (the “Share Consideration”). On January 3, 2014 the Dissenting Shareholders elected to exchange their shares in CardioGenics Inc. for 296,538 common shares of CardioGenics Holdings Inc. which is the same number of shares to which they would have been entitled had they exercised their option July 31, 2009. In consideration for the surrender of their CardioGenics Common Shares, the CardioGenics stockholders had the option to receive at the closing their pro-rata allocation of the Share Consideration in the form of (a) our common shares or (b) “Exchangeable Shares” of ExchangeCo, which are exchangeable into our common shares in accordance with the terms of a Voting and Exchange Trust Agreement dated July 6, 2009 among JAG Media, ExchangeCo, and WeirFoulds LLP, as trustee and the rights and preferences of the Exchangeable Shares. Those CardioGenics stockholders who elected to receive directly our common shares were issued, in the aggregate, 145,528,195 common shares at the closing and those CardioGenics stockholders who elected to receive Exchangeable Shares were issued 16 Exchangeable Shares at the closing, which are exchangeable at any time into 276,655,415 of our common shares, in the aggregate. The Share Consideration issued at the closing provided the CardioGenics stockholders with direct and indirect ownership of approximately 85% of our outstanding common stock, on a fully diluted basis.

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

All of our common shares received by CardioGenics stockholders in exchange for their CardioGenics Common Shares were not be registered for resale and, therefore, were subjected to the rights and restrictions of Rule 144. All Exchangeable Shares received by CardioGenics stockholders in exchange for their CardioGenics Common Shares (and any of our common shares into which such Exchangeable Shares may be exchanged) also may not be registered for resale prior to six (6) months following the closing and, therefore shall remain subject to the rights and restrictions of Rule 144 prior to any such registration.

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

At the closing, our then current directors resigned as directors of JAG Media and its subsidiaries after appointing their successors and our then current officers also resigned as officers and executives of JAG Media and its subsidiaries. After their resignation and the closing, our former directors entered into consulting agreements with the Company pursuant to which they are rendered various services to assist us in connection with certain transition matters. Each consulting agreement was for a term of 18 months, with each party receiving 500,000 shares of the Company’s common stock, issued pursuant to our 1999 Long-Term Incentive Plan, as compensation for their services under the consulting agreements.

Following the closing, a majority of our stockholders approved, by written consent, an amendment to our articles of incorporation, which provided for (a) a change in our corporate name from “JAG Media Holdings, Inc.” to “CardioGenics Holdings Inc.” and (b) an increase in the number of our authorized JAG Common Shares from 500,000,000 to 650,000,000.

Financing Arrangements

None.

Increase in Authorized Shares

In October 2009 a majority of our stockholders approved, by written consent, an amendment to our articles of incorporation, which provided for, among other matters, an increase in the number of our authorized shares of common stock from 500,000,000 to 650,000,000. The 650,000,000 authorized shares of our common stock were subsequently reduced to 65,000,000 authorized shares of common stock pursuant to a reverse stock split implemented by the Company on June 18, 2010, as further described below. On October 17, 2012 a majority of our stockholders approved an amendment to our articles of incorporation, which provided for, among other matters, an increase in the number of our authorized shares of common stock from 65,000,000 to 150,000,000. On January 17, 2013 the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the authorized common shares to 150,000,000 and de-authorize the Company’s Class B common stock.

Reverse Stock Split

As authorized by our Board of Directors, on June 18, 2010, we filed a “Certificate of Change” with the Nevada Secretary of State’s Office, which effected a 1:10 share consolidation of our outstanding and authorized shares of common stock. As a result of this share consolidation, our authorized shares of common stock was reduced from 650,000,000 to 65,000,000 and our outstanding shares of common stock as of such date were consolidated in accordance with the 1:10 share consolidation ratio.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The requirements of being a public company may strain our resources and distract our management

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements place a strain on our systems and resources.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  Management has identified the following material weaknesses in our internal controls over financial reporting; 1) lack of resources to account for complex and unusual transactions and 2) there is no effective segregation of duties, which includes monitoring controls, between the members of management.

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

Our ability to develop new test products for our QLCA is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our platform and technology. Our future capital requirements will depend upon many factors, including:

●	continued scientific progress in our research and development programs;

●	cost and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

●	competing technological and market developments;

●	our ability to establish additional collaborative relationships; and

●	the effect of commercialization activities and facility expansions if and as required.

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

Much of our business relies on patent and trademark and other intellectual property protection. Although most of the challenges to our intellectual property would likely come from other businesses, governments may also challenge intellectual property protections. To the extent our intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow us to compete effectively, our business will suffer. To the extent that countries do not enforce our intellectual property rights or to the extent that countries require compulsory licensing of our intellectual property, our future revenues and operating income will be reduced. Our principal patents and trademarks are described in greater detail in the sections captioned, “Patents, Trademarks, and Licenses.”

Competitors’ intellectual property may prevent us from selling our products or have a material adverse effect on our future profitability and financial condition.

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

The FDA review process of a 510(k) notification can last anywhere from three to six months or even longer, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. We are currently developing a group of cardiovascular tests that we will have to clear with the FDA through the 510(k) notification procedures. These test products are crucial for our success and if we do not receive 510(k) clearance for a particular product, we will not be able to market these products in the United States, which will have a material adverse effect on our revenues, profitability and financial condition.

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

Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully develop new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched or whether any products will be commercially successful. Failure to launch successful new products or new uses for existing products may cause our products to become obsolete, causing our revenues and operating results to suffer.

New products and technological advances by our competitors may negatively affect our results of operations.

Our products face intense competition from our competitors’ products. Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than our products. We cannot predict with certainty the timing or impact of the introduction of competitors’ products.

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

All medical devices receive regulatory approval based on data obtained in controlled testing environments of limited duration. Following regulatory approval, these products will be used over longer periods of time with many patients. If new safety issues arise, we may be required to change the conditions of use for a product. For example, we may be required to provide additional warnings on a product’s label or narrow its approved use, either of which could reduce the product’s market acceptance. If serious safety issues with one of our products arise, sales of the product could be halted by us or by regulatory authorities. Safety issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of our products.

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

Since we intend to market our products internationally, our business will be subject to risks associated with doing business internationally. The risks associated with any such operations outside the United States include:

●	changes in foreign medical reimbursement policies and programs;

●	multiple foreign regulatory requirements that are subject to change and that could restrict our ability to manufacture, market, and sell our products;

●	differing local product preferences and product requirements;

●	trade protection measures and import or export licensing requirements;

●	difficulty in establishing, staffing, and managing foreign operations;

●	differing labor regulations;

●	potentially negative consequences from changes in or interpretations of tax laws;

●	political and economic instability;

●	inflation, recession and fluctuations in foreign currency exchange and interest rates; and,

●	compulsory licensing or diminished protection of intellectual property.

These risks may, individually or in the aggregate, have a material adverse effect on our revenues and profitability.

Other factors can have a material adverse effect on our future profitability and financial condition.

Many other factors can affect our profitability and financial condition, including:

●	Changes in or interpretations of laws and regulations including changes in accounting standards, taxation requirements and environmental laws in domestic or foreign jurisdictions.

●	Changes in the rate of inflation (including the cost of raw materials, commodities, and supplies), interest rates and the performance of investments held by us.

●	Changes in the creditworthiness of counterparties that transact business with or provide services to us or to our distributors.

●	Changes in business, economic, and political conditions, including: war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and, pressure from third-party interest groups.

●	Changes in our business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates both in the U.S. and abroad and opportunities existing now or in the future.

●	Changes in the buying patterns of a major distributor, retailer, or wholesale customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors, and business partners.

●	Difficulties related to our information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction, or interruption of these systems.

●	Changes in credit markets impacting our ability to obtain financing for our business operations.

●	Legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree.

Risks Related to Our Capital Structure

Our stockholders may experience significant dilution from the exercise of warrants to purchase shares of our Common Stock.

The Company currently has outstanding warrants to purchase 8,332,500 shares of our Common Stock at exercise prices ranging from $0.10 to $1.00 per share. Accordingly, if such warrants are exercised, in whole or in part, prior to their expiration dates, you may experience substantial dilution upon exercise of these warrants. In addition, the likelihood of such dilution may be accelerated if the price of our Common Stock increases to a level greater than the exercise price of these warrants.

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

Shares eligible for future sale may adversely affect the market price of our common stock.

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements. The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

We expect volatility in the price of our common stock, which may subject us to securities litigation and thereby divert our resources which may materially affect our profitability and results of operations or force us to cease operations.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities, could divert management’s attention and resources, and could ultimately force us to cease operations whereby you could lose your entire investment.

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

As of January 22, 2014, the prior shareholders of CardioGenics (which includes our current named directors and officers) own, directly or indirectly, approximately 81.3% of our outstanding common stock. While their percentage would decline over time if, and to the extent, new shares of our common stock are issued, you should expect these persons to exert continuing influence over all matters requiring shareholder approval, including the election of directors. You may have little to no practical control over such matters.

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

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a smaller reporting company. In the event that we are still considered a smaller reporting company, at such time we ceased being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to other emerging growth companies, a smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an emerging growth company or a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Existing stockholders could experience substantial dilution upon the issuance of common stock pursuant to the equity line with Dutchess Opportunity Fund, II, LP.

Our equity line with Dutchess Opportunity Fund, II, LP (Dutchess) contemplates our issuance of up to $5,000,000 of shares of our common stock to Dutchess, subject to certain restrictions and obligations. If the terms and conditions of the equity line are satisfied, and we choose to exercise our put rights to the fullest extent permitted and sell $5,000,000 of shares of our common stock to Dutchess pursuant to this prospectus, our existing stockholders’ ownership will be diluted by such sales.

Dutchess will pay less than the then-prevailing market price for our common stock under the equity line.

The common stock to be issued to Dutchess pursuant to the equity line will be purchased at 95% of the daily volume weighted average price of our common stock during a five (5) day pricing period beginning on the date of delivery of the put notice under the equity line. Therefore, Dutchess, has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price paid by Dutchess and the market price. If Dutchess sells the shares, the price of our common stock could decrease.

We may not be able to access sufficient funds under the equity line when needed.

Our ability to put shares to Dutchess and obtain funds under the equity line is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Dutchess at any one time, which is determined in part by the trading volume of our common stock. In addition, we do not expect the equity line to satisfy all of our funding needs, even if we are able and choose to take full advantage of the equity line. In order for us to access the equity line with Dutchess, we are first required to register for resale the shares of common stock which may be issued to Dutchess under the equity line. We have not filed a registration statement in connection with the Dutchess Equity and currently we do not know when or if such registration will be filed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our executive and administrative headquarters are currently located at 6295 Northam Drive, Units 7 & 8, and 9 Mississauga, Ontario L4V 1W8 Canada. We rent this space at a cost of US$ 49,639 per year.

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

ITEM 3. LEGAL PROCEEDINGS

On April 22, 2009, CardioGenics was served with a statement of claim in the Province of Ontario, Canada, from a prior contractor claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics, with an aggregate claim of $514,000 (the “Lawsuit”). On January 3, 2014 the Company settled the Lawsuit for an amount equal to $10,000 plus 700,000 common shares. At October 31, 2013 the Company accrued a “Settlement of Lawsuit” expense in the amount of $199,000.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM. 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

For the period covered below, our common stock was traded on the OTC Bulletin Board under the symbol CGNH. The following table reflects the reported quarterly high and low sales prices of our common stock from October 31, 2012 through October 31, 2013. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions

Fiscal Year Ending October 31, 2013
Quarter Ended	High $	Low $
October 31, 2013	0.26	0.16
July 31, 2013	0.40	0.19
April 30, 2013	0.30	0.16
January 31, 2013	0.24	0.13

Fiscal Year Ending October 31, 2012
Quarter Ended	High $	Low $
October 31, 2012	0.27	0.17
July 31, 2012	0.34	0.25
April 30, 2012	0.23	0.16
January 31, 2012	0.45	0.26

On January 22, 2014, the closing bid price for our common stock was $0.28. Pursuant to an amendment to our Articles of Incorporation filed in Nevada on January 17, 2013 our Class B common stock was deauthorized and is no longer available for issuance.

As of January 22, 2014, there were 36,023,206 shares of our common stock outstanding. There was also outstanding 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 Exchangeable Shares, which are exchangeable into 24,176,927 shares of our common stock.

As of January 22, 2014, there were 1,878 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. Our transfer agent is Transfer Online. The transfer agent’s address is 512 SE Salmon Street, Portland, OR 97214-3444.

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

During the year, the Company sold under private placements 400,000 shares of our common stock for the sum of $100,000 and convertible debentures in the aggregate principal amount of $937,237 (which are convertible into 3,820,000 shares of our common stock) for the sum of $937,237.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended October 31, 2013.

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

CardioGenics Holdings, Inc. was until February 11, 2010 a provider of Internet-based equities research and financial information that offered its subscribers a variety of stock market research, news and analysis, including “JAG Notes”, CardioGenics Holdings, Inc.’s flagship early morning consolidated research product.

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

With the acquisition of CardioGenics, the Company’s business is now refocused on developing technologies and products for the point-of-care In-Vitro Diagnostics market.

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

On January 17, 2013, the Company’s Board of Directors approved an increase in the authorized common shares to 150,000,000.

Results of Operations for the Years Ended October 31, 2013 and October 31, 2012

The following table sets forth the Company’s results of operations for the years ended October 31, 2013 and 2012:

	Years Ended October 31,
	2013	2012
Revenue	$—	$1,297

Operating Expenses:
Depreciation and amortization of property and equipment	14,484	18,305
Amortization of patent application costs	7,285	6,882
Write-off of patent application costs	—	24,905
General and administrative	1,886,669	741,961
Cost of settlement of lawsuit	199,000	—
Research and product development, net of investment tax credits	419,364	522,953
Total operating expenses	2,526,802	1,315,006

Operating loss	(2,526,802)	(1,313,709)

Other Expenses:
Interest expense and bank charges (net)	300,119	21,672
Loss on change in value of derivative liability	116,663	—
Gain on foreign exchange transactions	(6,647)	(18,922)
Total other expenses	410,135	2,750

Loss from Continuing Operations	(2,936,937)	(1,316,459)

Net Loss	$(2,936,937)	$(1,316,459)

Revenues

Revenues reflect sales of paramagnetic beads.

Operating expenses

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The change in general and administrative expenses is attributable primarily to an increase in consulting fees.

Research and product development costs, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributable primarily to a decrease in the number of employees engaged in those activities as compared to the previous year.

Cost of settlement of lawsuit

On January 3, 2014, the Company and a former employee agreed to a settlement of all claims which said employee had against the Company. As a result, the consolidated statement of operations for the year ended October 31, 2013 reflects a charge of $199,000 for the cost of settlement of the lawsuit.

Other expenses

Gain on foreign exchange transactions

The Company conducts the majority of its transactions in Canadian dollars. The foreign exchange gain (2013-$6,647, 2012-$18,922) results from currency movements on transactions settled during the year.

Interest Expense

Interest expense was high in 2013 because of interest and discount on notes and debentures payable which did not exist in 2012.

Liquidity and Capital Resources

For the year ended October 31, 2013, the Company incurred a net loss of approximately $2,937,000 (2012-$1,316,000) and a cash flow deficiency from operating activities of approximately $719,000 (2012-$971,000). The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  The Company has funded its activities to date almost exclusively from debt and equity financings.  These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our consolidated financial statements.

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

Our current annual cash requirement is approximately $900,000. The cash balance at the year end was $263,103 meaning that we had sufficient cash reserves to cover less than 4 months operations, assuming no revenue over the period. We are in fact anticipating revenues during the next fiscal year.

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

On September 27, 2013, CardioGenics Holdings Inc. (the “Company”) entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”), whereby the Company may sell, and the Investor is obligated to purchase, up to $5 million (the “Put Offering”) of the Company’s common, par value $0.00001 per share (the “Common Stock”). The purchase price of any shares of Common Stock sold pursuant to the Put Offering shall be determined by the lowest daily volume weighted average price during the applicable pricing period. Any shares of Common Stock sold in the Put Offering will be sold pursuant to a registration statement to be filed by the Company pursuant to the terms of a registration rights agreement (as defined below). Any shares of Common Stock sold pursuant to the Put Offering will be sold directly to the Investor without a placement agent, underwriter, broker or dealer. No common shares have been sold under this agreement.

During the year, the following cash investments were made in the Company:

1.	shareholders who are also directors and officers advanced $218,969 to the company in the form of convertible debentures carrying interest at 10% with a term of three years;

2.	a shareholder who is also a director advanced $94,292 to the company in the form of a convertible debenture carrying interest at 10% with a term of three years;

3.	a shareholder who is also an officer advanced $23,976 to the company in the form of a convertible debenture carrying interest at 10% with a term of three years;

4.	a shareholder advanced $100,000 to the company in the form of a convertible debenture carrying interest at 10% with a term of three years;

5.	an independent third party advanced $500,000 to the company in the form of a convertible debenture carrying interest at 10% with a term of three years; and,

6.	a shareholder purchased 400,000 common shares for $100,000.

Summary of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of its operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for financial statements filed with the SEC.

(a)	Convertible Debentures

In accordance with guidance in accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios, the Company recognized an embedded beneficial conversion feature present in the convertible debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to debt discount.  The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

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

The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Securities and Exchange Commission (SEC). The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value. The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration.  Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense was recorded to the statement of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of other accumulated income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those annual periods. The accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2014. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

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

2013

None

2012

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of disclosure controls and procedures and concluded that our disclosure controls and procedures was not effective as of October 31, 2013 primarily due to material weaknesses in internal controls over financial reporting (see below).

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

Our management concluded that as at October 31, 2013 our internal controls over financial reporting were not effective based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission in 1992. Management has identified the following material weaknesses in our internal controls over financial reporting:

●	lack of documented policies and procedures;

●	lack of resources to account for complex and unusual transactions: and

●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

●	Inadequate coordination between executive and financial management that led to transactions not being properly recorded in the correct period.

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

Changes in Internal Controls Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending October 31, 2013. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board of Directors and Executive Officers

Name	Age	Position
Yahia Gawad	55	Director & Chief Executive Officer

J Neil Tabatznik	63	Director/Acting Chairman

Linda J. Sterling	52	Director & Secretary

James A. Essex	65	Chief Financial Officer

Yahia Gawad, MB, Ch.B., MD, MSc. (Director and Chief Executive Officer of CardioGenics since 1997). Dr. Gawad is a Physician/Scientist with primary training in Cardiology, Biochemistry and Immunology.  He received his medical education and post-graduate training at the University of Alexandria and the University of Toronto. Dr. Gawad’s academic and commercial experience and expertise include many years of designing and managing cardiovascular disease research and product development.

Dr. Gawad was a co-founder of a division of Nanogen (NGEN) (formerly Syn X and Skye Pharmatech) where he held the position of Vice-President, Medical Affairs. Prior to that, he was Director of Clinical Research and Development at Spectral Diagnostics Inc. (now Nanogen).

For the past 20 years, he has been working extensively on cardiac diagnostic test products.  He has prepared, submitted and obtained FDA regulatory approvals for several cardiac test products currently being marketed (including Cardiac Status Troponin I®, Myoglobin® and Myoglobin/CK-MB®, registered trademarks of Spectral Diagnostics Inc.). Through his expertise and contributions to an international committee, a new cardiac test, Troponin I, is now in routine clinical use.

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

J. Neil Tabatznik (Director of CardioGenics since 2005, Acting Chairman of CardioGenics since 2009). Mr. Tabatznik is the Chairman, CEO of Arrow Pharmaceuticals Inc. Arrow Pharmaceuticals is part of a global generic drug company established in 2000, and has seen rapid growth from $0 to $700 million in 8 years. The Arrow Group has sales operations in 5 continents and employs more than 1000 people worldwide. Prior to Arrow Pharmaceuticals, Mr. Tabatznik was the Chairman, CEO of Genpharm Inc. (1993-2000), which was acquired by MerckKGaA in 1994 and is now a part of Mylan Inc. the world’s third largest generic and specialty pharmaceutical company. He was a Barrister-at-Law in London and was called to the Bar of England and Wales in 1978. He has extensive expertise in pharmaceutical manufacturing and negotiations of agreements with multinational companies.

Linda J. Sterling (Corporate Secretary of CardioGenics since 2003, Director of CardioGenics since 2009). Ms. Sterling has been in the legal community in the capacity as a Law Clerk with both Stikeman Elliott LLP and Davies Ward Phillips & Vineberg LLP since 1999. She developed expertise with both public and private company legal compliance and has been responsible for CardioGenics’ compliance and maintenance of corporate governance since 2001. She is currently in the process of being licensed as a Legal Executive (F.Inst.L.C.O.), with the Institute of Law Clerks of Ontario, of which she is a member. She has held the position of CEO and director of Sterling Studios since 1989.

James A. Essex, CA, MBA (Chief Financial Officer of CardioGenics since 2001) Mr. Essex has been with CardioGenics since 1999. He founded J. Hunter & Associates Inc. in 1990, a private financial consulting firm. Previously, he was a co-owner, President and COO of Calais Investigations, Inc., a private company (from 1993 to 1998), a Vice President of Confederation Trust (1989) and a Vice President of Chemical Bank of Canada (now JP Morgan Chase Bank of Canada) from 1977 through 1987.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2012, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

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

Summary Compensation Table

The following table provides information concerning compensation of CardioGenics’ named executives for CardioGenics’ last two completed fiscal years ending October 31, 2012 and 2013.

							Non-Equity	Non-Qualified
							Incentive	Deferred
					Stock	Option	Plan	Compensation	All Other
Name & Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	$		$	$	$	$	$	$	$
Dr. Yahia Gawad,	2013	147,495	(1)	—	—	—	—	—	—	147,495
Chief Executive Officer	2012	150,465	(1)	—	—	—	—	—	—	150,465

James A. Essex,	2013	35,173	(1)	—	—	—	—	—	—	35,173
Chief Financial Officer	2012	36,111	(1)	—	—	—	—	—	—	36,111

Linda J. Sterling,	2013	25,078	(1)	—	—	—	—	—	—	25,078
Secretary	2012	25,078	(1)	—	—	—	—	—	—	25,078

(1)	Compensation is the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S.lars based on the average Canadian/U.S. dollar exchange rate for the years ended October 31, 2013 and October 31, 2012.

Employment Agreements

We currently do not have written employment agreements with any of our current officers or executive personnel.

Outstanding Equity Awards at October 31, 2013 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date

None

Director Compensation

Non-Employee Directors’ Compensation

In fiscal 2013 our policy for compensation of non-employee directors was as follows:

1.	Non-employee directors do not receive an annual cash base retainer.

2.	At the discretion of the full Board of Directors, nonemployee directors may receive shares of the Company’s common stock. The number and terms of such shares is within the discretion of the full Board of Directors.

3.	Directors who are officers or employees of CardioGenics do not receive separate consideration for their service on the Board of Directors.

Fiscal Year 2013 Director Compensation Table

Name	Stock Award As Director $	Stock Award (Other) $	Total(1) $

J. Neil Tabatznik	0	0	0

(1)	As of October 31, 2013, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Tabatznik (561,648).

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

	Common Stock			Series 1 Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding(2)	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding
Directors
J. Neil Tabatznik	2,975,356	(3)	5.1%	—		—

Named Executive Officers
Yahia Gawad	19,294,652	(4)	32.9%	—		—
Linda J. Sterling	1,493,532	(5)	2.5%	—		—
James Essex	535,683	(6)	*	—		—
All directors and named executive officers as a group (4 persons)	24,499,223	(7)	41.8%	—		—

5% Stockholders
Weirfoulds LLP	—		—	1	(8)	100%
Paul H. Saunders	5,998,000	(9)	9.9%	—		—

* Less than 1%

(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock and Series 1 Preferred Stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after January 22, 2014 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of Common Stock or Series 1 Preferred Stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock or Series 1 Preferred Stock.

(2)	Based on 58,609,520 shares of Common Stock outstanding as of January 22, 2014, which includes 24,176,927 shares of Common Stock into which all outstanding Exchangeable Shares are exchangeable at any time.

(3)	J. Neil Tabatznik beneficially owns 2,975,356 shares of Common Stock, including (i) 1,725,356 shares of Common Stock issuable upon exchange of 1 Exchangeable Share.

(4)	Yahia Gawad beneficially owns 19,294,652 shares of Common Stock, including (i) 17,478,553 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) 666,099 shares of Common Stock. Pursuant to the terms of a lock-up agreement dated March 15, 2010 entered into among Dr. Gawad, the Company, CardioGenics ExchangeCo Inc. and Weirfoulds LLP, Dr. Gawad has agreed to lock-up fifteen million (15,000,000) shares of his Exchangeable Share exchange rights until March 15, 2014, in accordance with the terms of the lock-up agreement.

(5)	Linda J. Sterling beneficially owns 1,493,532 shares of Common Stock, including (i) 1,301,032 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) -0- shares of Common Stock.

(6)	James Essex beneficially owns 535,683 shares of Common Stock, including (i) 345,791 shares of Common Stock issuable upon exchange of 1 Exchangeable Shares and (ii) 52,392 shares of Common Stock.

(7)	See notes 2 through 6 above.

(8)	Weirfoulds LLP, as trustee pursuant to the Voting Trust Agreement (the “Trustee”), beneficially owns the 1 outstanding share of Series 1 Preferred Stock, which provides the Trustee voting power with respect to all outstanding Exchangeable Shares in accordance with the terms of the Voting Trust Agreement. The voting rights with respect to any Exchangeable Share may be exercised by the Trustee or, alternatively, the holder of the Exchangeable Share may exercise their voting rights directly. Under the Voting Trust Agreement, the Trustee may exercise the voting rights of the Exchangeable Shares only with the instruction of the holder of the Exchangeable Share. As of January 22, 2014, the Exchangeable Shares are exchangeable at any time into 24,176,927 shares of Common Stock. Weirfoulds LLP’s address is 1600-130 King Street, The Exchange Tower, Toronto, Ontario, M5X 1J5.

(9)	Paul H. Saunders’ address is 2700 North Ocean Drive, 9A, Singer Island, Florida 33404.

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of October 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

Equity Compensation Plans not approved by security holders	—	—	30,000	(1)

TOTAL	—	—	30,000

(1)	The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 600,000 shares of Common Stock. Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

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

Certain Relationships and Related Transactions

During the year ended October 31, 2013, an existing stockholder purchased 400,000 common shares of the Company’s stock for consideration of $100,000. Other directors or other shareholders purchased $437,237 in convertible debentures bearing interest at 10% per annum.

Director Independence

The Board of Directors currently consists of three members, one of whom is “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The independent member of the Board of Directors is Neil Tabatznik. However, since our stock trades on the OTC Bulletin Board and the OTCQB, we are not required to have independent directors.

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

The following table sets forth the aggregate fees paid by CardioGenics for the fiscal years ended October 31, 2013 and 2012 to our independent auditors:

	Fiscal Year Ended October 2013		Fiscal Year Ended October 2012
Audit Fees	$60,000	(1)	$60,000
Audit Related Fees	51,026	(2)	49,450	(2)
Tax Fees	—		—
All Other Fees	—		—
Total	$111,026		$109,450

(1)	Represents estimated audit fees for the fiscal year ended October 31, 2013.

(2)	Represents charges of CohnReznick LLP, CardioGenics’ auditors in fiscal years ended October 31, 2013 and October 31, 2012, for review of interim financial statements.

(3)	CohnReznick LLP did not provide and did not bill for any tax services.

All Other Fees

There were no other fees billed by CohnReznick LLP in the years ended October 31, 2013 or 2012.

Pre-Approval Policies and Procedures

The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Board of Directors pre-approved all of the services rendered by CohnReznick LLP for the audits of the consolidated financial statements included in our Annual Reports on Form 10-K and reviews of consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The services provided for 2013 were 54% audit services and 46% audit related fees. The services provided above for 2012 were 55% audit services and 45% audit related fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on June 19, 2006.

3.2	Bylaws of Registrant. Incorporated by reference to the Registrant’s Form SB-2 filed with the SEC on September 30, 1999.

3.3	Certificate of Designation of Series 1 Preferred Stock of Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

3.4	Articles of Amendment of CardioGenics ExchangeCo Inc. effective July 14 2009 and Articles of Incorporation of CardioGenics ExchangeCo Inc. Effective May 22, 2009.

3.5	Certificate of Amendment to Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form DEF 14C filed with the SEC on September 9, 2009.

3.6	Certificate of Amendment to Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 18, 2013.

4.1	Form of Common Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.2	Form of Series 2 Class B Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

10.1	1999 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed with the SEC on May 1, 2002.

10.2	Share Purchase Agreement dated May 22, 2009 between Registrant, CardioGenics ExchnageCo Inc., CardioGenics Inc. And Yahia Gawad, Principal Shareholder of CardioGenics Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 22, 2009.

10.3	Voting and Exchange Trust Agreement dated July 6, 2009 among Registrant, CardioGenics ExchangeCo Inc. and Weirfoulds LLP. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.4	Support Agreement dated July 6, 2009 between Registrant and CardioGenics ExchangeCo Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.5	Employment agreement dated July 31, 2009 between Registrant and Dr. Yahia Gawad. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on February 16, 2010.

10.6	Form of Convertible Debenture Unit Purchase Agreement (Including Forms of Convertible Debenture and Warrant) by and between the Registrant and the purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on March 4, 2013.

10.7	Form of Convertible Debenture Unit Purchase Agreement (Including Forms of Convertible Debenture and Warrant) by and between the Registrant and the purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 3, 2013.

10.8	Form of Interest Escrow Account Agreement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on June 3, 2013.

10.9	Investment Agreement, dated as of September 27, 2013, by and between Registrant and Dutchess Opportunity Fund, II, LP. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on October 3, 2013.

10.10	Registration Rights Agreement, dated as of September 27, 2013, by and between Registrant and Dutchess Opportunity Fund, II, LP. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on October 3, 2013.

14.1	Code of Ethics. Incorporated by reference into the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

21.1	Subsidiaries of Registrant. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on January 31, 2011.

23.1	Consent of CohnReznick LLP*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

* Filed herewith

CardioGenics Holdings Inc.

(A Development Stage Company)

Table of Contents

October 31, 2013 and 2012

CardioGenics Holdings Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CardioGenics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CardioGenics Holdings Inc. (a development stage company) and Subsidiaries as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity (deficiency) and cash flows for the years then ended and for the period from November 1, 2008 to October 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings, Inc. (a development stage company) and Subsidiaries as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from November 1, 2008 to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Roseland, New Jersey
February 13, 2014

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	October 31, 2013	October 31, 2012
Assets

Current Assets
Cash and Cash Equivalents	$263,103	$27,009
Accounts Receivable	246	437
Deposits and Prepaid Expenses	49,267	51,422
Refundable Taxes Receivable	3,302	45,207
Government Grants and Investment Tax Credits Receivable	60,104	80,080
	376,022	204,155
Long-Term Assets
Property and Equipment, net	53,496	67,827
Patents, net	118,432	110,031
	171,928	177,858
Total Assets	$547,950	$382,013

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$1,050,115	$786,135
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholders	—	100,000
Current Portion of Capital Lease Obligation	—	2,627
Notes Payable, net of debt discount	11,983	—
Derivative Liability on Notes Payable	99,702	—
	1,161,804	888,766
Long-Term Liabilities
Debentures Payable	303,190	—
	303,190	—
Total Liabilities	1,464,994	888,766

Commitments and Contingencies

Deficiency
Preferred stock; par value $.0001 per share, 5,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 34,726,668 and 32,499,239 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as of October 31, 2013 and 2012, respectively	565	543

Additional paid-in capital	44,514,000	42,036,498

Deficit accumulated during development stage	(44,957,870)	(42,039,223)

Accumulated other comprehensive loss	(117,515)	(166,637)

Total deficiency attributable to CardioGenics Holdings Inc.	(560,820)	(168,819)
Non-controlling interest	(356,224)	(337,934)
Total deficiency	(917,044)	(506,753)
Total liabilities and deficiency	$547,950	$382,013

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended October 31, 2013 and 2012 and

Cumulative from November 20, 1997 (Date of Inception) to October 31, 2013

			Cumulative From
	For the Years Ended		November 20, 1997
	October 31,		(Date of Inception) to
	2013	2012	October 31, 2013

Revenue	$—	$1,297	$10,173

Operating Expenses
Depreciation and Amortization of Property and Equipment	14,484	18,305	234,228
Amortization of Patent Application Costs	7,285	6,882	26,578
Write-off of Patent Application Costs	—	24,905	239,530
General and Administrative	1,886,669	741,961	10,303,700
Write-off of Goodwill	—	—	12,780,214
Research and Product Development, Net of Investment Tax Credits	419,364	522,953	4,569,697
Cost of Settlement of Lawsuit	199,000	—	1,952,800
Total operating expenses	2,526,802	1,315,006	30,106,747
Operating Loss	(2,526,802)	(1,313,709)	(30,096,574)

Other Expenses
Interest Expense and Bank Charges (Net)	300,119	21,672	2,458,427
Loss on Change in Value of Derivative Liability	116,663	—	12,537,686
Loss (Gain) on Foreign Exchange Transactions	(6,647)	(18,922)	183,696
Total other expenses	410,135	2,750	15,179,809

Loss from Continuing Operations	(2,936,937)	(1,316,459)	(45,276,383)

Discontinued Operations
Gain on Sale of Subsidiary	—	—	90,051
Loss from Discontinued Operations	—	—	(127,762)
Net Loss	(2,936,937)	(1,316,459)	(45,314,094)
Net Loss Attributed to Non-Controlling Interest	18,290	8,410	356,224
Net Loss Attributed to CardioGenics Holdings Inc.	$(2,918,647)	$(1,308,049)	$(44,957,870)

Basic and Fully Diluted Net Loss per Common Share	$(0.05)	$(0.02)
Basic and Fully Diluted Net Loss per Common Share From Discontinued Operations	$0.00	$0.00
Weighted-average number of Common Shares	57,171,924	55,629,034

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss

For the Years Ended October 31, 2013 and 2012 and

Cumulative from November 20, 1997 (Date of Inception) to October 31, 2013

			Cumulative from
	For the Years Ended		November 20, 1997
	October 31,		(Date of Inception) To
	2013	2012	October 31, 2013

Net Loss	$(2,936,937)	$(1,316,459)	$(45,314,094)
Net Loss attributable to non-controlling interest	18,290	8,410	356,224
Net Loss attributed to CardioGenics Holdings Inc.	(2,918,647)	(1,308,049)	(44,957,870)

Other comprehensive income (loss), currency translation adjustments	49,122	6,770	(117,515)
Comprehensive loss attributed to CardioGenics Holdings Inc.	$(2,869,525)	$(1,301,279)	$(44,840,355)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Equity (Deficiency)

For the year ended October 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	Equity

Issuance of common shares for cash November 1998	1,592,732	$16	$(15)	$—	$—	$—	$1
Issuance of common shares for cash December 1998, $.00	796,366	8	35,028				35,036
Issuance of common shares for cash March 1998, $.00	551,611	6	24,442				24,448
Issuance of common shares for cash April 1998, $.00	12,986,611	130	5,573				5,703
Issuance of common shares for cash May 1998, $.01	210,249	2	17,297				17,299
Issuance of common shares for cash August 1998, $.00	2,787,281	28	200				228
Issuance of common shares for cash September 1998, $.01	84,100	1	6,570				6,571
Issuance of common shares for cash October 1998, $.01	31,949	—	2,500				2,500
Comprehensive Income (Loss)
Net Loss				(81,208)			(81,208)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(2,096)		(2,096)
Total Comprehensive Income (Loss)				(81,208)	(2,096)		(83,304)
Balance at October 31, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	(Loss)	Interest	(Deficiency)

Balance November 1, 1998	19,040,899	$191	$91,595	$(81,208)	$(2,096)	$—	$8,482
Issuance of common shares for cash November 1998, $.01	32,066	—	2,500				2,500
Issuance of common shares for cash February 1999, $.01	159,273	2	14,287				14,289
Commission paid on issuance of common stock for cash February 1999			(935)				(935)
Issuance of common shares for cash March 1999, $.01	278,728	3	24,707				24,710
Commission paid on issuance of common stock for cash March 1999			(1,647)				(1,647)
Issuance of common shares for cash to minority shareholders April 1999, $.01	—	—	10,707				10,707
Commission paid on issuance of common stock for cash April 1999			(627)				(627)
Issuance of common shares for cash April 1999, $.01	39,818	—	3,814				3,814
Commission paid on issuance of common stock for cash April 1999			(314)				(314)
Issuance of common shares for cash July 1999, $.01	119,455	1	10,073				10,074
Issuance of common shares for cash August 1999, $.01	119,455	1	10,045				10,046
Net loss attributable to noncontrolling interest						(604)	(604)
Comprehensive Income (Loss)
Net Loss				(100,141)			(100,141)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(3,489)		(3,489)
Total Comprehensive Income (Loss)				(100,141)	(3,489)		(103,630)
Balance at October 31, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Equity (Deficiency)

For the year ended October 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 1999	19,789,694	$198	$164,205	$(181,349)	$(5,585)	$(604)	$(23,135)
Issuance of common shares for cash November 1999, $.03	318,546	3	99,997				100,000
Issuance of common shares for minority shareholders as employee compensation December 1999, $.03	—	—	3,396				3,396
Issuance of common shares for cash March 2000, $.03	167,237	2	43,124				43,126
Issuance of common shares for minority shareholders for cash March, 2000, $.03	—	—	25,330				25,330
Issuance of common shares for cash April 2000, $.03	23,891	—	6,128				6,128
Loan Payable plus interest exchanged for shares July 2000, $.03	356,772	4	111,996				112,000
Issuance of common shares for minority shareholders as employee compensation October 2000, $.03	—	—	6,611				6,611
Issuance of stock options in exchange for services rendered October 2000	—		11,570				11,570
Net loss attributable to noncontrolling interest						(1,840)	(1,840)
Comprehensive Income (Loss)
Net Loss				(152,525)			(152,525)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					921		921
Total Comprehensive Income (Loss)				(152,525)	921		(151,604)
Balance at October 31, 2000	20,656,140	$207	$472,357	$(333,874)	$(4,664)	$(2,444)	$131,582

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	Equity

Balance November 1, 2000	20,656,140	$207	$472,357	$(333,874)	$(4,664)	$(2,444)	$131,582
Issuance of common shares as employee compensation October 2001, $.03	2,410	—	925				925
Issuance of common share for minority shareholders as employee compensation October 2001, $.03	—	—	6,169				6,169
Issuance of stock options in exchange for services rendered October 2001	—	—	22,269				22,269
Net loss attributable to noncontrolling interest						(1,500)	(1,500)
Comprehensive Income (Loss)
Net Loss				(114,761)			(114,761)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(10,528)		(10,528)
Total Comprehensive Income (Loss)				(114,761)	(10,528)		(125,289)
Balance at October 31, 2001	20,658,550	$207	$501,720	$(448,635)	$(15,192)	$(3,944)	$34,156

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Equity (Deficiency)

For the year ended October 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	Equity

Balance November 1, 2001	20,658,550	$207	$501,720	$(448,635)	$(15,192)	$(3,944)	$34,156
Issuance of common shares for cash June 2002, $.03	1,051,211	11	319,011				319,022
Issuance of common shares to minority shareholders for cash July 2002, $.03	—	—	3,235				3,235
Issuance of common shares for cash September 2002, $.03	20,957	—	6,345				6,345
Issuance of common shares for minority shareholders as employee compensation October 2002, $.03	—	—	9,505				9,505
Issuance of stock options in exchange for services rendered October 2002	—	—	70,518				70,518
Net loss attributable to noncontrolling interest						(2,243)	(2,243)
Comprehensive Income (Loss)
Net Loss				(156,214)			(156,214)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(11,506)		(11,506)
Total Comprehensive Income (Loss)				(156,214)	(11,506)		(167,720)
Balance at October 31, 2002	21,730,718	$218	$910,334	$(604,849)	$(26,698)	$(6,187)	$272,818

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Equity

Balance November 1, 2002	21,730,718	$218	$910,334	$(604,849)	$(26,698)	$(6,187)	$272,818
Issuance of common shares for cash May 2003, $.03	28,292	—	9,871				9,871
Issuance of common shares for minority shareholders for cash May 2003 $.03	—	—	10,967				10,967
Issuance of warrants in conjunction with convertible debentures September 2003			358,406				358,406
Issuance of common shares as employee compensation October 2003, $.04	56,584	1	20,421				20,422
Issuance of common shares for minority shareholders as employee compensation October 2003, $.04	—	—	7,564				7,564
Issuance of stock options in exchange for services rendered October 2003	—	—	23,580				23,580
Net loss attributable to noncontrolling interest						(3,825)	(3,825)
Comprehensive Income (Loss)
Net Loss				(228,993)			(228,993)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					42,957		42,957
Total Comprehensive Income (Loss)				(228,993)	42,957		(186,036)
Balance at October 31, 2003	$21,815,594	$219	$1,341,143	$(833,842)	$16,259	$(10,012)	$513,767

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Equity (Deficiency)

For the year ended October 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income	Interest	Equity

Balance November 1, 2003	21,815,594	$219	$1,341,143	$(833,842)	$16,259	$(10,012)	$513,767
Issuance of warrants in conjunction with convertible debentures September 2004			152,628				152,628
Issuance of common shares as employee compensation October 2004, $.04	123,646	1	47,316				47,317
Issuance of common shares as directors’ compensation October 2004, $.04	157,177	2	60,147				60,149
Issuance of stock options in exchange for services rendered October 2004	—	—	27,669				27,669
Issuance of options to directors and committee chairmen for services rendered in October 2004			54,582				54,582
Net loss attributable to noncontrolling interest						(9,774)	(9,774)
Comprehensive Income (Loss)
Net Loss				(592,706)			(592,706)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(6,136)		(6,136)
Total Comprehensive Income (Loss)				(592,706)	(6,136)		(598,842)
Balance at October 31, 2004	22,096,417	$222	$1,683,485	$(1,426,548)	$10,123	$(19,786)	$247,496

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2004	22,096,417	$222	$1,683,485	$(1,426,548)	$10,123	$(19,786)	$247,496
Issuance of common shares as employee compensation November 2004, $.04	9,431	—	3,760				3,760
Issuance of common shares as employee compensation December 2004, $.04	9,431	—	3,692				3,692
Issuance of common shares as employee compensation January 2005, $.04	9,431	—	3,674				3,674
Issuance of common shares as employee compensation February 2005, $.04	9,431	—	3,629				3,629
Issuance of common shares as employee compensation March 2005, $.04	9,431	—	3,701				3,701
Issuance of common shares as employee compensation April 2005, $.04	9,431	—	3,641				3,641
Issuance of common shares as employee compensation May 2005, $.04	9,431	—	3,584				3,584
Issuance of common shares as employee compensation June 2005, $.04	9,431	—	3,628				3,628
Issuance of common shares as employee compensation July 2005, $.04	9,431	—	3,680				3,680
Issuance of common shares as employee compensation August 2005, $.04	9,431	—	3,737				3,737
Issuance of common shares as employee compensation September 2005, $.04	9,431	—	3,821				3,821
Issuance of common shares as employee compensation October 2005, $.04	9,431	—	3,822				3,822
Issuance of stock options in exchange for services rendered October 2005	—	—	33,973				33,973
Net loss attributtable to noncontolling interest						(11,195)	(11,195)
Comprehensive Income (Loss)
Net Loss				(682,408)			(682,408)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(13,288)		(13,288)
Total Comprehensive Income (Loss)				(682,408)	(13,288)		(695,696)
Balance at October 31, 2005	22,209,589	$222	$1,761,827	$(2,108,956)	$(3,165)	$(30,981)	$(381,053)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Equity (Deficiency)

For the year ended October 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	(Deficiency)

Balance November 1, 2005	22,209,589	$222	$1,761,827	$(2,108,956)	$(3,165)	$(30,981)	$(381,053)
Issuance of common shares as employee compensation November 2005, $.04	10,478	—	4,232				4,232
Issuance of common shares in exchange for services rendered December 2005, $.04	10,478	—	4,305				4,305
Issuance of common shares in exchange for services rendered January 2006, $.04	10,478	—	4,321				4,321
Issuance of stock options in exchange for services rendered October 2006	—	—	2,658				2,658
Net loss attributable to noncontrolling interest						(8,561)	(8,561)
Comprehensive Income (Loss)
Net Loss				(522,532)			(522,532)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(25,688)		(25,688)
Total Comprehensive Income (Loss)				(522,532)	(25,688)		(548,220)
Balance at October 31, 2006	22,241,023	$222	$1,777,343	$(2,631,488)	$(28,853)	$(39,542)	$(922,318)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	(Deficiency)

Balance November 1, 2006	22,241,023	$222	$1,777,343	$(2,631,488)	$(28,853)	$(39,542)	$(922,318)
Incremental increase in fair value of warrants in conjunction with re-structuring of debentures, April 2007			44,096				44,096
Net loss attributable to noncontrolling interest						(4,972)	(4,972)
Comprehensive Income (Loss)
Net Loss				(303,477)			(303,477)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(184,432)		(184,432)
Total Comprehensive Income (Loss)				(303,477)	(184,432)		(487,909)
Balance at October 31, 2007	22,241,023	$222	$1,821,439	$(2,934,965)	$(213,285)	$(44,514)	$(1,371,103)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2007	22,241,023	$222	$1,821,439	$(2,934,965)	$(213,285)	$(44,514)	$(1,371,103)
Issuance of warrants in conjunction with re-structuring of debentures October 2008			231,580				231,580
Net loss attributable to noncontrolling interest						(21,813)	(21,813)
Comprehensive Income (Loss)
Net Loss				(1,331,408)			(1,331,408)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					422,766		422,766
Total Comprehensive Income (Loss)				(1,331,408)	422,766		(908,642)
Balance at October 31, 2008	22,241,023	$222	$2,053,019	$(4,266,373)	$209,481	$(66,327)	$(2,069,978)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Equity (Deficiency)

For the year ended October 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	(Deficiency)

Balance November 1, 2008	22,241,023	$222	$2,053,019	$(4,266,373)	$209,481	$(66,327)	$(2,069,978)
Issuance of common shares as payment of debenture interest, January 2009, $0.05 per share	495,094	5	236,238				236,243
Issuance of common shares on exercise of options, April 2009	570,980	6	22				28
Issuance of common shares as employee compensation for the years 2001 to 2008, May 2009, $0.04 per share	3,153,878	32	1,298,753				1,298,785
Issuance of common shares to directors, pursuant to debenture financing of January 2009, May 2009, $0.04 per share	928,394	9	382,521				382,530
Issuance of common shares in exchange for services rendered, June 2009, $0.04 per share	5,023	—	2,062				2,062
Issuance of common shares for cash June 2009, $0.04 per share	24,090	—	8,602				8,602
Issuance of common shares in exchange for services rendered, July 2009, $0.04 per share	47,153	—	20,250				20,250
Issuance of common shares as payment of director compensation, for the years 2004 through 2009, July 2009, $0.04 per share	241,005	2	103,498				103,500
Issuance of common shares as employee compensation pursuant to reverse merger transaction, July 2009, $0.04 per share	1,173,592	12	503,988				504,000
Issuance of common shares to retire debentures, July 2009, $0.03 per share	3,346,028	34	997,538				997,572
Issuance of common shares as payment of debenture interest, January 2009, July 2009, $0.05 per share	855,712	9	418,659				418,668
Issuance of common shares to retire director’s loan, July 2009 $0.04 per share	2,377,813	24	884,976				885,000
Issuance of common shares as payment of interest on director’s loan, July 2009, $0.04 per share	218,556	2	108,633				108,635
Issuance of common shares for cash, July 2009, $0.04 per share	6,540,017	66	2,714,934				2,715,000
Issuance of common shares as compensation for consulting contract, July 2009, $0.38 per share	100,000	1	379,999				380,000
Issuance of common shares on exercise of warrants by YA Global for cash August 2009	25,000	—	45,000				45,000
Beneficial conversion charge on 3rd debenture	—		335,000				335,000
Beneficial conversion charge on director’s loan	—		117,109				117,109
Reclassification of warrants to derivative liability			(786,710)				(786,710)
Assumption of options in reverse merger			644,806				644,806
Reclassification of derivative liability on increase of authorized shares			13,501,360				13,501,360
Effect of Reverse Merger	7,089,282	71	11,573,465	—	—		11,573,536
Net loss attributable to noncontrolling interest						(211,670)	(211,670)
Comprehensive Income (Loss)
Net Loss				(28,715,913)			(28,715,913)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					(529,296)		(529,296)
Total Comprehensive Loss				(28,715,913)	(529,296)		(29,245,209)
Balance October 31, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Equity (Deficiency)

For the year ended October 31, 2013

					Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	Equity

Balance November 1, 2009	49,432,640	$495	$35,543,722	$(32,982,286)	$(319,815)	$(277,997)	$1,964,119
Issuance of common shares in exchange for services rendered January 2010, $.14	35,000	—	49,000				49,000
Common shares issued on exercise of Warrants, February 2010	75,000	1	35,249				35,250
Common shares issued for cash, February 2010	77,000	1	76,999				77,000
Common shares issued in exchange for services rendered, May 2010	78,371	1	88,199				88,200
Common shares issued in exchange for services rendered, June 2010	50,000	—	18,000				18,000
Common shares issued for cash, October 2010	3,031,150	15	1,515,558				1,515,573
Common shares issued for subscription receivable, October 2010	230,000	1	114,999				115,000
Net loss attributable to noncontrolling interest						(14,225)	(14,225)
Comprehensive Income (Loss)
Net Loss				(2,024,272)			(2,024,272)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					82,307		82,307
Total Comprehensive Income (Loss)				(2,024,272)	82,307		(1,941,965)
Balance at October 31, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	(Loss)	Interest	Equity
Balance November 1, 2010	53,009,161	$514	$37,441,728	$(35,006,558)	$(237,508)	$(292,222)	$1,905,954
Issuance of common shares in exchange for services rendered December 2010, $1.00	100,000	1	99,999				100,000
Issuance of common shares for cash December 2010, $.50	600,000	6	297,741				297,747
Issuance of common shares for cash February 2011, $.50	100,000	1	49,999				50,000
Issuance of common shares on exercise of warrants, February 2011, $.47	22,005		10,402				10,402
Refund of common shares subscribed for October 2010 in cash February 2011, $.50	(30,000)		(15,000)				(15,000)
Re-pricing of options in exchange for services rendered, February 2011			163,750				163,750
Issuance of common shares on exercise of options, February 2011, $.01	275,000	3	2,747				2,750
Issuance of common shares on settlement of lawsuit, August 2011	1,000,000	10	599,990				600,000
Issuance of warrants on settlement of lawsuit, August 2011			1,053,800				1,053,800
Issuance of common shares in exchange for services rendered September 2011	550,000	5	291,495				291,500
Issuance of warrants in exchange for services rendered, September 2011			1,777,350				1,777,350
Net loss attributable to noncontrolling interest						(37,302)	(37,302)
Comprehensive Income (Loss):
Net Loss				(5,724,616)			(5,724,616)
Other Comprehensive Income
Currency Translation Adjustment					64,101		64,101
Total Comprehensive (Loss)				(5,724,616)	64,101		(5,660,515)
Balance at October 31, 2011	55,626,166	$540	$41,774,001	$(40,731,174)	$(173,407)	$(329,524)	$540,436

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Equity (Deficiency)

For the year ended October 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	(Loss)	Interest	(Deficiency)

Balance November 1, 2011	55,626,166	$540	$41,774,001	$(40,731,174)	$(173,407)	$(329,524)	$540,436
Common shares issued for cash, October 2012	1,050,000	3	262,497				262,500
Net loss attributable to noncontrolling interest						(8,410)	(8,410)
Comprehensive Income (Loss)
Net Loss				(1,308,049)			(1,308,049)
Other Comprehensive Income (Loss)
Currency Translation Adjustment					6,770		6,770
Total Comprehensive Income (Loss)				(1,308,049)	6,770		(1,301,279)
Balance at October 31, 2012	56,676,166	$543	$42,036,498	$(42,039,223)	$(166,637)	$(337,934)	$(506,753)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other		Total
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stage	(Loss)	Interest	(Deficiency)

Balance November 1, 2012	56,676,166	$543	$42,036,498	$(42,039,223)	$(166,637)	$(337,934)	$(506,753)
Issuance of common shares on conversion of notes payable May 2013	300,000	3	27,216				27,219
Issuance of common shares for services rendered June 2013	357,582	4	114,021				114,025
Issuance of common shares on conversion of notes payable July 2013	290,649	3	34,034				34,037
Issuance of common shares for services rendered August 2013	550,000	5	142,995				143,000
Issuance of warrants for services rendered August 2013			1,040,000				1,040,000
Issuance of common shares on conversion of notes payable September 2013	120,000	1	13,680				13,681
Issuance of warrants for services rendered September 2013			90,000				90,000
Issuance of common shares for cash October 2013 at $0.25	400,000	4	99,996				100,000
Issuance of common shares on conversion of notes payable October 2013	209,198	2	16,943				16,945
Value of warrants and beneficial conversion feature associated with debentures issued in the year			746,656				746,656
Settlement of derivative value of notes payable on conversion to common shares			151,961				151,961
Net loss attributable to non-controlling interest						(18,290)	(18,290)
Comprehensive Income (Loss):
Net Loss				(2,918,647)			(2,918,647)
Other Comprehensive Income							—
Currency Translation Adjustment					49,122		49,122
Total Comprehensive Income (Loss)				(2,918,647)	49,122		(2,869,525)
Balance October 31, 2013	58,903,595	$565	$44,514,000	$(44,957,870)	$(117,515)	$(356,224)	$(917,044)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Cash Flows

Years Ended October 31, 2013 and 2012 and

Cumulative from November 20, 1997 (Date of Inception) to October 31, 2013

			Cumulative from
			November 20, 1997
	Years Ended October 31		(Date of Inception) To
	2013	2012	October 31, 2013

Cash flows from operations activities
Net Loss	$(2,936,937)	$(1,316,459)	$(45,314,094)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of Property and Equipment	14,484	18,305	234,228
Amortization of Patent Application Costs	7,285	6,882	26,578
Write-off of Patent Application Costs	—	24,905	239,530
Re-pricing of Options for Services Rendered	—	—	163,750
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss on Change in Value of Derivative Liability	116,663	—	12,537,686
Interest and Discount on Notes Payable	103,862	—	13,862
Amortization of Discount on Debentures Payable	112,609	—	112,609
Interest Accrued and Foreign Exchange Loss on Debt	—	—	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,094
Beneficial Conversion Charge included in Interest Expense	—	—	452,109
Common Stock and Warrants Issued on Settlement of Lawsuit	—	—	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	—	—	2,508,282
Common Stock and Warrants Issued for Services Rendered	1,387,025	—	4,203,287
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairmen	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	191	8,565	(246)
Deposits and Prepaid Expenses	—	119	(50,633)
Refundable Taxes Receivable	40,759	(10,016)	(3,584)
Government Grants and Investment Tax Credits Receivable	16,931	107,417	(43,087)
Accounts Payable and Accrued Expenses	418,575	189,443	436,798
Advances	—	—	131
Net cash used in operating activities	(718,553)	(970,839)	(8,067,616)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	(153)	(3,824)	(223,643)
Patent Application Costs	(15,686)	(4,204)	(334,460)
Net cash used in investing activities	(15,839)	(8,028)	(362,218)

Cash flows from financing activities
Due to Shareholders	—	100,000	100,000
Repayment of Capital Lease Obligation	(2,627)	(25,714)	(43,917)
Due to Director	—	—	725,330
Issue of Notes Payable	135,000	—	135,000
Issue of Debentures	700,000	—	2,078,305
Issue of Common Shares on Exercise of Stock Options	—	—	2,781
Issue of Common Shares on Exercise of Warrants	—	—	45,652
Issue of Common Shares for Cash	100,000	262,500	5,986,669
Refund of Share Subscription	—	—	(15,000)
Redemption of 10% Senior Convertible Debentures	—	—	(394,972)
Net cash provided by financing activities	932,373	336,786	8,619,848

Effect of foreign exchange on cash and cash equivalents	38,113	(112)	73,089
Cash and Cash Equivalents
Increase (Decrease) in cash and cash equivalents during the period	236,094	(642,193)	263,103
Beginning of Period	27,009	669,202	—
End of Period	$263,103	$27,009	$263,103

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

1.	Nature of Business

The accompanying audited consolidated financial statements have been prepared in accordance with the requirements of Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and include the results of CardioGenics, Inc. and its subsidiaries and JAG Media Holdings, Inc and its subsidiaries (“JAG Media”) (from July 31, 2009, date of acquisition) which are collectively referred to as the “Company.”

CardioGenics Inc. (“CardioGenics”) was incorporated on November 20, 1997 in the Province of Ontario, Canada, and carries on the business of development and commercialization of diagnostic test products for the In-Vitro Diagnostics testing market. CardioGenics has several test products that are in various stages of development. In the last quarter of 2011 CardioGenics commenced selling one of these products, but has generated no significant revenue therefrom.

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

References herein to CardioGenics common shares has been retrospectively adjusted to reflect the exchange ratio of 20.957 established in the Share Purchase Agreement related to the acquisition of JAG Media.

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

On January 17, 2013, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the authorized common shares to 150,000,000 and de-authorize the Company’s Class B common stock.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has a deficit accumulated at October 31, 2013 of approximately $45 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

(e)	Property and Equipment

Property under capital leases and the related obligation for future lease payments are initially recorded at an amount equal to the lesser of fair value of the property or equipment and the present value of those lease payments. Property and equipment is depreciated using methods and rates as follows:

Furniture and Fixtures	20% declining balance
Lab Equipment	20% declining balance
Computer Equipment – Hardware	30% declining balance
Computer Equipment – Software	50% declining balance
Leasehold Improvements	Straight-line over the lesser of the life of the asset or the life of the lease

(f)	Patents

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

(h)	Research and Development Costs

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

(i)	Income Taxes

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

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

(j)	Stock-Based Compensation

The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the SEC. The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value. The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration. Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense was recorded to the consolidated statements of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

(k)	Net Loss Per Common Share

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

(l)	Comprehensive Income (Loss)

Other comprehensive income (loss), which includes only foreign currency translation adjustments, is shown in the consolidated statements of changes in equity (deficiency).

(m)	Concentration of Credit Risk

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

The Company maintains its accounting records for its Canadian operations in Canadian dollars. Transactions in United States dollars (“USD”) are translated into Canadian dollars at rates in effect at the date of the transaction and gains or losses on such transactions are recorded at the time of settlement in the consolidated statements of operations.

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

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

(p)	Financial Instruments

The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Long-term debt and convertible debentures approximate their fair value based upon recent issuances of the underlying debt.

(q)	Revenue Recognition

Revenue included in these consolidated financial statements is derived from sales of paramagnetic beads and is recognized on shipment to customers.

(r)	Effects of Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of other accumulated income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those annual periods. The accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2014. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

(s)	Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes Payable. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with Accounting Standards Codification (“ASC”) 815. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

(t)	Beneficial Conversion Charge

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

4.	Property and Equipment

The costs and accumulated depreciation and amortization of property and equipment are summarized as follows:

	October 31
	2013	2012

Furniture and Fixtures	$12,120	$12,120
Lab Equipment	168,481	168,328
Computer Hardware	19,490	19,490
Computer Software	8,433	8,433
Leasehold Improvements	91,269	91,269
Total Property and Equipment	299,793	299,640
Less Accumulated Depreciation and Amortization	246,297	231,813
Property and Equipment, Net	$53,496	$67,827

Depreciation and amortization expense amounted to $14,484 and $18,305 for the years ended October 31, 2013 and 2012, respectively.

5.	Patents

The costs and accumulated amortization of patents are summarized as follows:

	October 31
	2013	2012

Patents	$144,022	$128,336
Less: Accumulated Amortization	(25,590)	(18,305)
Patents, Net	$118,432	$110,031

Weighted-Average Life	17 Years	17 Years

Amortization expense amounted to $7,285 and $6,882 for the years ended October 31, 2013 and 2012, respectively. Amortization expense is expected to be approximately $7,300 per year for the years ended October 31, 2014 through 2017. During the years ended October 31, 2013 and 2012, the Company wrote off approximately $0 and $24,905 of net book value of patents, respectively, for abandoned patents.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

6.	Due to Shareholders

The amount due to shareholders is due on demand and carries interest at 10% per annum. On February 27, 2013, the amount due to a shareholder was converted into Series A Convertible Debenture Units. (See Note 14.)

7.	Income Taxes

The Company adopted the provisions of the guidance for uncertainty in income taxes on November 1, 2007. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the consolidated financial statements.

The Company has incurred losses in Canada since inception which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of October 31, 2013 were $9,126,000 (2012 - $6,319,184) which will expire from 2014 through 2033.

All fiscal years except 2013 have been assessed; however, claims relating to research and development credits are open for review for the fiscal years ended October 2013, 2012, 2011, 2010, 2009, 2008, 2007, and July 2009.

As of October 31, 2013 and 2012, the Company had net operating loss carryforwards from US sources of approximately $41,040,000 and $40,713,000, respectively, available to reduce future Federal taxable income which will expire from 2020 through 2033. With certain exceptions, the Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2008.

Internal Revenue Code Section 382 (section “382”) imposes a limitation on a corporation’s ability to utilize NOLs if it experiences an ownership change. In general, an ownership change may occur from certain transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If an ownership change occurs, utilization of the NOLs would be subject to an annual limitation. The annual limitation under section 382 is calculated by multiplying the value of the stock at the time of the ownership change by the applicable long-term exempt rate. Any unused annual limitation may be carried over to later years. The Company has historically been in a loss position and, therefore, the Section 382 limitation may not be relevant for the current period.

For the years ended October 31, 2013 and 2012, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

As of October 31, 2013 and 2012, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	October 31
	2013	2012

Temporary:
Property and equipment	$(18,951)	$(14,600)
Net operating loss carryforwards	16,600,883	15,589,530
Unrealized foreign exchange	17,861	16,601
Investment tax credits	402,189	381,836
Transitional tax debits	(25,076)	(25,076)

Total Deferred Tax Assets	16,976,906	15,948,291
Valuation Allowance	(16,976,906)	(15,948,291)
Net Deferred Income Taxes	$—	$—

A reconciliation of the Canadian combined statutory rate to the Company’s effective tax rate for the years ended October 31, 2013 and 2012 is as follows:

	October 31
	2013	2012

Statutory rate	28%	28%
Decrease in income tax rate resulting from:
Rate differences	—	—
Changes in tax rate	—	(1.1)%
Other	—	—
Permanent differences	(5.2)%	(18.4)%
Change in valuation allowance	(22.8)%	(8.5)%
Effective tax rate	0.0%	0.0%

8.	Accounts Payable and Accrued Expenses

	October 31
	2013	2012

Accounts Payable	$253,618	$149,258
Income Tax Reserve	220,000	200,000
Research and Development	34,901	70,560
Investor Relations	20,602	21,164
Patent Application Costs	10,430	10,736
Legal Fees	273,731	263,702
Settlement of Lawsuit	199,000	—
Accounting Fees	37,833	70,715
Total	$1,050,115	$786,135

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

9.	Stock-Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for each of the years ended October 31, 2013 and 2012 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2011	30,000	$0.90
Granted	—	—
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2012	30,000	$0.90
Granted	—	—
Forfeited/expired	—	—
Exercised	—	—
Outstanding – October 31, 2013	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at October 31, 2013 and 2012.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company granted no stock options during the years ended October 31, 2013 and 2012.

The following table summarizes information on stock options outstanding at October 31, 2013:

Options Outstanding and Exercisable
		Weighted
Number	Weighted	Average
Outstanding	Average	Remaining	Aggregate
at	Exercise	Life	Intrinsic
October 31, 2013	Price	(Years)	Value
30,000	$0.90	5.75
30,000		5.75	$0

	For the Year Ended October 31,
	2013	2012

Weighted Average Fair Value of Options Granted	$—	$—
Cash Received for Exercise of Stock Options	$—	$—

The intrinsic value is calculated as the difference between the market value as of October 31, 2013 and the exercise price of the shares. The market value as of October 31, 2013 was $0.19 as reported by the OTC Bulletin Board.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

10.	Capital Lease Obligations

The Company finances certain equipment acquisitions through a capital lease agreement that expired in 2013. Future minimum rental payments under capital leases and related information in years subsequent to October 31, 2013 are presented in the table below:

	October 31
	2013	2012
Total amount payable in equal monthly installments of $500	$—	$3,000
Less: Amount representing interest	—	373
Present value of minimum lease payments	—	2,627
Less: Current portion	—	2,627
	$—	$—

11.	Notes Payable

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

A summary of the Notes at October 31, 2013 and 2012 is as follows:

	October 31, 2013	October 31, 2012
Convertible Note Payable, due June 27, 2014	$25,000	$—
Convertible Note Payable, due September 26, 2014	35,000	—
Debt Discount – value attributable to conversion feature attached to notes, net of accumulated amortization of $11,983	(48,017)	—
Total	11,983	—
Less: Current portion	11,983	—
Total Long-term portion	$—	$—

As described in further detail in Note 12, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. The discount to the Notes is amortized to Loss in Change in Value of Derivative Liability over the life of the Note or until conversion. The amount charged to Loss in Change in Value of Derivative Liability for the year was $116,663. Upon conversion of the Notes and related interest and original issue discount to Common Stock, any remaining unamortized discount is charged to financing expense. During the year ended October 31, 2013, Notes in the principal amount of $75,000 plus interest and original issue discount totaling $16,882 were exchanged for 919,847 common shares.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

12.	Derivative Liabilities

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company recognized a derivative liability of $135,000 during the year ended October 31, 2013. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying consolidated statements of operations.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.084 per share according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 170 to 195%, as of October 31, 2013. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

13.	Fair Value Measurements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of October 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase
	Active Markets for	Significant Other	Significant		(Reduction)
	Identical Assets or	Observable	Unobservable		in Fair Value
Balance Sheet	Liabilities	Inputs	Inputs	October 31, 2013	Recorded at
Location	(Level 1)	(Level 2)	(Level 3)	Total	October 31, 2013
Liabilities:
Derivative liability on Notes Payable	$-	$-	$99,702	$99,702	$-

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

The Company utilizes the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability associated with the convertible note obligation. The Company considers them to be Level 3 instruments. The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the derivative liability at October 31, 2013:

Fair value	$0.139-.140
Expected volatility	170-197%
Dividend yield	—
Expected term (in years)	.66-.90
Risk-free interest rate	.11%

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the year ended October 31, 2013.

Balance at beginning of period	$—
Additions to derivative instruments	135,000
Change in fair value of derivative liabilities	116,663
Settlements	(151,961)
Balance at end of period	$99,702

14.	Debentures Payable

In February 2013, a shareholder loan in the amount of $100,000 was converted on a dollar-for-dollar basis for Series A Convertible Debenture Units (the “A Units”). Each A Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 2 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.25 per share at any time up to three years.

In February 2013, loans from shareholder/directors in the amount of $188,584 were converted on a dollar-for-dollar basis for Series A Convertible Debenture Units (the “A Units”). Each A Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 2 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.25 per share at any time up to three years.

In May 2013 the Company sold Series B Convertible Debenture Units (the “B Units”) in the amount of $500,000. Each B Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.15 at any time up to three years.

In June 2013 the Company sold Series B Convertible Debenture Units (the “B Units”) in the amount of $148,653 to officers and/or directors. Each B Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.15 at any time up to three years.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

The Company allocated proceeds of $306,900 to the fair value of the warrants using a Black Scholes model with the following assumptions: conversion price $0.25 or $0.15 per share according to the agreements; risk free interest rate of .18%; expected life of 3 years; expected dividend of zero; a volatility factor of 176 to 195%, as of October 31, 2013 and the remaining $343,996 to the fair value of the Series B Convertible Debentures. Based on the excess of the aggregate fair value of the common shares that would have been issued if the Series B Convertible Debentures had been converted immediately over the proceeds allocated to the Series B Convertible Debentures, the investors received a beneficial conversion feature that had an aggregate intrinsic value of $343,996 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $650,896 in connection with the issuance of the Series B Convertible Debentures and warrants.

A summary of the Debentures at October 31, 2013 and 2012 is as follows:

	October 31, 2013	October 31, 2012
Series A Convertible Debentures Payable, interest at 10% per annum to maturity at February 27, 2016	$288,584	$—
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at May 31, 2016	500,000	—
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at June 3, 2016	148,653	—
Debt Discount	(634,047)	—
Total	303,190	—
Less: Current portion	—	—
Total Long-term portion	$303,190	$—

Debt discount is amortized to Interest Expense over the life of the Debentures. The amount amortized to Interest Expense for the year ended October 31, 2013 was $112,609.

15.	Deficiency

Equity Instruments Issued for Services Rendered

During the years ended October 31, 2000 through 2006, CardioGenics Inc. issued stock options with a nominal exercise price in exchange for services rendered to CardioGenics Inc. The fair value of each stock option was measured at the fair value of the underlying services on the date of grant. The fair value of each grant was charged to the related expense in the consolidated statements of operations.

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

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

On August 1, 2009, the Company issued options to a consultant entitling the consultant to purchase 30,000 common shares of the Company’s stock at a price of $0.90 per share to July 31, 2019. These options were immediately vested.

	October 31,
	2013	2012

Warrants

Outstanding warrants are as follows:
Issued to consultant August 1, 2009, entitling the holder to purchase 1 common share in the company at an exercise price of $0.90 per common share up to and including July 31, 2017	—	287,085
Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including March 20, 2013	—	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.34 per common share up to and including March 20, 2013	—	1,500,000
Issued to consultants in September 2011 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including March 20, 2013	—	1,000,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	—
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	750,000	—
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	—
Issued to consultants August 5, 2013, entitling the holders to purchase 2,500,000 common shares in the company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	—
Issued to consultants August 5, 2013, entitling the holders to purchase 1,500,000 common shares in the company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	—
Issued to consultant September 3, 2013, entitling the holder to purchase 500,000 common shares in the company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	—
Issued to shareholder October 29, 2013, entitling the holder to purchase 250,000 common shares in the company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	—

Total Warrants outstanding	8,332,500	6,287,085

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

16.	Authorized Share Capital

On September 30, 2009, the Company’s articles of incorporation were amended to increase the total number of common shares authorized for issuance from 500,000,000 shares to 650,000,000 shares of common stock, par value $0.00001 per share. On April 23, 2010, the Company’s Board of Directors approved a reverse stock split of its issued and outstanding common shares. The total authorized shares was at the same time reduced to 65,000,000. The Board of Directors selected a ratio of one-for-ten and the reverse split was effective June 20, 2010. As a result, the total number of shares of all classes of capital stock authorized for issuance by the Company decreased from 700,440,000 shares to 70,044,000 shares with a par value of $.00001 per share, of which 5,000,000 shares are authorized for issuance as preferred stock, 65,000,000 shares are authorized for issuance as common stock, 40,000 shares are authorized for issuance as Series 2 Class B common stock and 4,000 shares are authorized for issuance as Series 3 Class B common stock. On January 17, 2013 the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the authorized common shares to 150,000,000 and de-authorize the Company’s Class B common stock.

17.	Issuance of Common Stock

During the year ended October 31, 2013 and 2012 the Company issued the following common shares:

	Year Ended October 31, 2013		Year Ended October 31, 2012
	# of shares	Amount	# of shares	Amount
Issuance to third parties for services rendered	907,582	$257,025	—	$—
Issuance to third parties for cash	400,000	$100,000	1,050,000	$262,500
Issuance to third parties on exercise of conversion of notes payable	919,847	$91,882	—	$—

The fair value of shares issued for services rendered were measured at the fair value of the services rendered on the date rendered.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

18.	Redemption of Class B Common Stock

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

19.	Equity Line

On September 27, 2013, CardioGenics Holdings Inc. (the “Company”) entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP (the “Investor”), whereby the Company may sell, and the Investor is obligated to purchase, up to $5 million (the “Put Offering”) of the Company’s common, par value $0.00001 per share (the “Common Stock”). The purchase price of any shares of Common Stock sold pursuant to the Put Offering shall be determined by the lowest daily volume weighted average price during the applicable pricing period. Any shares of Common Stock sold in the Put Offering will be sold pursuant to a registration statement to be filed by the Company pursuant to the terms of a registration rights agreement (as defined below). Any shares of Common Stock sold pursuant to the Put Offering will be sold directly to the Investor without a placement agent, underwriter, broker or dealer.

20.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share:

	Years Ended October 31,
	2013	2012

Weighted-average shares - basic	57,171,924	55,629,034
Effect of dilutive securities	—	—
Weighted-average shares - diluted	57,171,924	55,629,034

Basic earnings per share (“EPS”) and diluted EPS for the years ended October 31, 2013 and 2012 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debt representing 12,896,786 and 6,317,085 incremental shares, respectively, have been excluded from the years ended October 31, 2013 and 2012, respectively, computation of diluted EPS as they are antidilutive given the net losses generated.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

21.	Commitments and Contingent Liabilities

Lease

The Company has entered into an operating lease agreement for the use of operating space.

Aggregate minimum annual lease commitments of the Company under the non-cancelable operating lease as of October 31, 2013 are as follows. (The Company is required in addition to pay a proportionate share of building operational expenses.) :

Year	Amount

2014	$49,639
2015	49,891
2016	51,152
Thereafter	42,627
Total Minimum Lease Payments	$193,309

Lease expense amounted to $60,513 and $76,602 for the years ended October 31, 2013 and 2012, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Lawsuit

On April 22, 2009, the Company was served with a statement of claim from a former employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in the Company, with an aggregate claim of $514,000. The suit was settled subsequent to October 31, 2013 (see Note 23).

22.	Supplemental Disclosure of Cash Flow Information

	For the Year Ended
	October 31,
	2013	2012

Cash paid during the period for:
Interest	$28,116	$18,221
Income Taxes	—	—
Non-cash financing activities:
Conversion of shareholder loan and accrued expenses to debentures	255,000	—
Conversion of notes payable including principle, interest and original issue discount	91,882	—
Value of beneficial conversion feature and warrants issued with debentures issued during the year	746,656	—

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

23.	Subsequent Events

a)	Issuance of Common Shares

On November 15, 2013, the Company issued 200,000 common shares at a price of $0.25 per share for cash consideration of $50,000. The investor also received warrants entitling the shareholder to purchase 125,000 common shares at a price of $0.15 per share for a term of three (3) years.

b)	Settlement of Lawsuit

On January 3, 2014, the Company settled a suit from a former employee who claimed compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in the Company for an amount equal to $10,000 plus 700,000 common shares. At October 31, 2013 the Company accrued a Settlement of Lawsuit expense in the amount of $199,000.

c)	Non-controlling Interest

On January 3, 2014, shareholders of Cardiogenics Inc. that had at July 31, 2009 opted not to exchange their shares in Cardiogenics Inc. for shares in Cardiogenics Holdings Inc. elected to exchange their shares in Cardiogenics Inc. for 296,538 common shares of Cardiogenics Holdings Inc. which is the same number of shares to which they would have been entitled had they exercised their option July 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

By:	/s/ Yahia Gawad
Yahia Gawad
Chief Executive Officer

Dated: February 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	DATE

/s/ Yahia Gawad	Chief Executive Officer	February 13, 2014
Yahia Gawad

/s/ James Essex	Chief Financial Officer	February 13, 2014
James Essex

43