Form 10-Q
period 2014-01-31
CardioGenics Holdings Inc.
filed 2014-03-17
CIK 1089029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________ .

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

Yes [X] No [  ]

As of March 12, 2014 the Registrant had the following number of shares of its capital stock outstanding: 36,177,864 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended January 31, 2014

INDEX

Page
Part I. Financial Information

Item 1: Financial Statements (Unaudited)	F-1

Condensed Consolidated Balance Sheets at January 31, 2014 (Unaudited) and October 31, 2013	F-1

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended January 31, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2014	F-2

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended January 31, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2014	F-3

Condensed Consolidated Statement of Changes in Deficiency (Unaudited) for the Three Months ended January 31, 2014	F-4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended January 31, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2014	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2: Management’s Discussion and Analysis of Financial Conditions and Operations	3

Item 3: Quantitative and Qualitative Disclosures About Market Risk	5

Item 4: Controls and Procedures	5

Part II. Other Information

Item 1: Legal Proceedings	6

Item 1A: Risk Factors	6

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3: Defaults Upon Senior Securities	6

Item 4: Mine Safety Disclosures	6

Item 5: Other Information	6

Item 6: Exhibits	6

Signatures	7

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31, 2014	October 31, 2013
	(Unaudited)	(Note 2)
Assets

Current Assets
Cash and Cash Equivalents	$121,783	$263,103
Accounts Receivable	231	246
Deposits and Prepaid Expenses	46,122	49,267
Refundable Taxes Receivable	4,305	3,302
Government Grants and Investment Tax Credits Receivable	69,734	60,104
	242,175	376,022
Long-Term Assets
Property and Equipment, net	50,753	53,496
Patents, net	116,706	118,432
	167,459	171,928
Total Assets	$409,634	$547,950

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$933,077	$1,050,115
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Notes Payable, net of debt discount	21,227	11,983
Derivative Liability on Notes Payable	58,656	99,702
Total Liabilities	1,012,964	1,161,804

Long Term Liabilities
Debentures Payable	347,760	303,190
Total Liabilities	1,360,724	1,464,994

Commitments and Contingent Liabilities

Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 36,023,206 and 34,726,668 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as at January 31, 2014 and October 31, 2013 respectively	578	565

Additional paid-in capital	44,427,230	44,514,000

Deficit accumulated during development stage	(45,366,261)	(44,957,870)

Accumulated other comprehensive loss	(12,637)	(117,515)

Total Deficiency Attributable to CardioGenics Holdings Inc.	(951,090)	(560,820)
Non-controlling interest	—	(356,224)
Total Deficiency	(951,090)	(917,044)
Total liabilities and deficiency	$409,634	$547,950

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

For the Three Months Ended January 31, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2014

			Cumulative
			From
			November 20, 1997
			(Date of Inception)
	For the three months Ended		to
	January 31,		January 31,
	2014	2013	2013

Revenue	$—	$—	$10,173

Operating Expenses
Depreciation and Amortization of Property and Equipment	2,743	3,524	236,971
Amortization of Patent Application Costs	1,726	1,734	28,304
Write-off of Patent Application Costs	—	—	239,530
General and Administrative	172,218	112,732	10,475,918
Write-off of Goodwill	—	—	12,780,214
Research and Product Development, Net of Investment Tax Credits	85,483	103,444	4,655,180
Cost of Settlement of Lawsuit	—	—	1,952,800
Total operating expenses	262,170	221,434	30,368,917
Operating Loss	(262,170)	(221,434)	(30,358,744)

Other Expenses
Interest Expense and Bank Charges, Net	111,922	3,824	2,570,349
(Gain) loss on Change in Value of Derivative Liability	(22,646)	—	12,515,040
Loss on Foreign Exchange Transactions	56,945	8,039	240,641
Total other expenses	146,221	11,863	15,326,030

Loss from Continuing Operations	(408,391)	(233,297)	(45,684,774)

Discontinued Operations
Gain on Sale of Subsidiary	—	—	90,051
Loss from Discontinued Operations	—	—	(127,762)
Net Loss	(408,391)	(233,297)	(45,722,485)
Net Loss attributable to non-controlling interest	—	(1,490)	(356,224)
Net Loss attributable to CardioGenics Holdings Inc.	$(408,391)	$(231,807)	$(45,366,261)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.01)	$(0.00)

Weighted-average shares of Common Stock outstanding	59,401,454	56,676,166

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the Three Months Ended January 31, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to January 31, 2014

			Cumulative from
			November 30, 1997
	Three Months Ended		(Date of Inception)
	January 31		To January 31,
	2014	2013	2014

Net Loss	$(408,391)	$(233,297)	$(45,722,485)
Net loss attributable to non-controlling interest	—	(1,490)	(356,224)
	(408,391)	(231,807)	(45,366,261)
Other comprehensive income (loss), currency translation adjustments	104,878	8,425	(12,637)

Comprehensive loss	$(303,513)	$(223,382)	$(45,378,898)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Deficiency (unaudited)

For the three months ended January 31, 2014

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Deficiency
Balance November 1, 2013	58,903,595	$565	$44,514,000	$(44,957,870)	$(117,515)	$(356,224)	$(917,044)
Issuance of common shares on conversion of notes payable January 2014	100,000	1	12,066				12,067
Issuance of shares on settlement of suit January 2014	700,000	7	188,993				189,000
Issuance of common shares for cash January 2014 at $0.25	200,000	2	49,998				50,000
Issuance of common shares on conversion of shares of subsidiary	296,538	3	(356,227)			356,224	—
Settlement of derivative value of notes payable on conversion to common shares			18,400				18,400
Comprehensive Income (Loss):
Net Loss				(408,391)			(408,391)
Other Comprehensive Income Currency Translation Adjustment					104,878		104,878
Total Comprehensive Income (Loss)				(408,391)	104,878		(303,513)
Balance January 31, 2014	60,200,133	$578	$44,427,230	$(45,366,261)	$(12,637)	$—	$(951,090)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months Ended January 31, 2014 and 2013 and

Cumulative from November 20, 1997 (Date of Inception) to January 31, 2014

			Cumulative from
			November 20, 1997
	Three Months Ended		(Date of Inception)
	January 31		To January 31,
	2014	2013	2014
Cash flows from operating activities
Net Loss for the Period	$(408,391)	$(233,297)	$(45,722,485)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and Amortization of Property and Equipment	2,743	3,524	236,971
Amortization of Patent Application Costs	1,726	1,734	28,304
Write-off of Patent Application Costs	—	—	239,530
Amortization of Deferred Consulting Contract Costs	—	—	163,750
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
(Gain) loss on Change in Value of Derivative Liability	(22,646)	—	12,515,040
Interest and Discount on Notes Payable	19,094	—	32,956
Amortization of Discount on Debentures Payable	63,078	—	175,687
Interest Accrued and Foreign Exchange Loss on Debt	—	—	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,094
Beneficial Conversion Charge included in
Interest Expense	—	—	452,109
Common Stock and Warrants issued on Settlement Of Lawsuit	—	—	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	—	—	2,508,282
Common Stock Issued for Services Rendered	—	—	4,203,287
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities,
Net of Acquisition
Accounts Receivable	15	179	(231)
Deposits and Prepaid Expenses	3,145	(88)	(47,488)
Refundable Taxes Receivable	(1,003)	36,806	(4,587)
Government Grants and Investment Tax Credits Receivable	5,929	60,026	(37,158)
Accounts Payable and Accrued Expenses	119,250	40,700	556,048
Advances	—	—	131
Cash used in operating activities	(217,060)	(90,416)	(8,284,676)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	—	(157)	(223,643)
Patent Application Costs	—	(12,704)	(334,460)
Cash used in investing activities	—	(12,861)	(362,218)

Cash flows from financing activities
Due to Shareholders	—	200,712	100,000
Loan Payable	—	50,000	135,000
(Repayment) of Capital Lease Obligations	—	(1,504)	(43,917)
Due to Director	—	—	725,330
Issue of Debentures	—	—	2,078,305
Issue of Common Shares on Exercise of Stock options	—	—	2,781
Issue of Common Shares on Exercise of Warrants	—	—	45,652
Issue of Common Shares for Cash	50,000	—	6,036,669
Refund of Share Subscription	—	—	(15,000)
Redemption of 10% Senior Convertible Debentures	—	—	(394,972)
Cash provided by financing activities	50,000	249,208	8,669,848

Effect of foreign exchange on cash and cash equivalents	25,740	6,692	98,829
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	(141,320)	152,623	121,783
Beginning of Period	263,103	27,009	—
End of Period	$121,783	$179,632	$121,783

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2014 and 2013

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”). CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2013 and 2012 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 13, 2014 and from which the October 31, 2013 consolidated balance sheet was derived.

The results of the Company’s operations for the three months ended January 31, 2014 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2014.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at January 31, 2014 of approximately $45.4 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2014 and 2013

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

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes Payable. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with ASC 815. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of January 31, 2014, approximated $9,449,000 (2013 - $6,533,000) which will expire from 2015 through 2034. All fiscal years as originally filed have been assessed. Claims relating to research and development credits are open for review for the fiscal years ended October 2013, 2012, 2011, 2010, 2009, 2008 and 2007 and July 2009.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2014 and 2013

As of January 31, 2014, the Company had net operating loss carryforwards from US sources of approximately $41,115,000 available to reduce future Federal taxable income which will expire from 2019 through 2033. Returns for the years 2008 through 2013 are yet to be filed.

For the three months ended January 31, 2014 and 2013, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

5.	Notes Payable

On November 19, 2012 the Company entered into an agreement (“Line”) with JMJ Financial (“Lender”) whereby the Company may borrow up to $350,000 from the Lender in increments of $50,000. The Line is subject to an original issue discount of $50,000. Advances under the Line (“Notes”) have a maturity date of one year from the date of the advance. If the advance is repaid within three months the advance is interest free. If not repaid within three months, the advance may not be repaid before maturity and carries interest at 5%. The Lender has the right at any time to convert all or part of the outstanding principal and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company at a price equal to the lesser of $0.23 and 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless agreed in writing by the parties, at no time will the Lender convert any amount owing under the Line into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

A summary of the Notes at January 31, 2014 is as follows:

	January 31, 2014	October 31, 2013
Convertible Note Payable, due June 27, 2014	$15,150	$25,000
Convertible Note Payable, due September 26, 2014	35,000	35,000
Debt Discount - value attributable to conversion feature attached to notes, net of accumulated amortization of $21,227	(28,923)	(48,017)
Total	21,227	11,983
Less: Current portion	21,227	11,983
Total Long-term portion	$—	$—

As described in further detail in Note 6, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. Upon conversion of the Notes to Common Stock, any remaining unamortized discount is charged to financing expense.

6.	Derivative Liabilities

Convertible notes - embedded conversion features

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

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2014 and 2013

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $58,656 at January 31, 2014. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on change in value of Derivative Liability in the accompanying statements of operations.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.12 per share according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 175%, as of as of January 31, 2014. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

7.	Fair Value Measurements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of January 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	January 31, 2014	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	January 31, 2014
Liabilities:
Derivative liability - Notes	$—	$—	$58,656	$58,656	$(22,646)

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2014 and 2013

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the period ended January 31, 2014.

	2014	2013

Balance at beginning of year	$99,702	$—
Additions to derivative instruments	—	50,000
Change in fair value of derivative liabilities	(22,646)	—
Settlements	(18,400)	—
Balance at end of period	$58,656	$50,000

8.	Debentures Payable

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

The Company allocated proceeds of $306,900 to the fair value of the warrants using a Black Scholes calculation. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $650,896 in connection with the issuance of the Convertible Debentures and warrants, which discount is being amortized to interest expense over the life of the debentures.

A summary of the Debentures at January 31, 2014 is as follows:

	January 31, 2014	October 31, 2013
Series A Convertible Debentures Payable, interest at 10% per annum to maturity at February 27, 2016	$270,163	$288,584
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at May 31, 2016	500,000	500,000
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at June 3, 2016	148,566	148,653
Debt Discount	(570,969)	(634,047)
Total	347,760	303,190
Less: Current portion	—	—
Total Long-term portion	$347,760	$303,190

Debt discount is amortized to Interest Expense over the life of the Debentures. The amount amortized to Interest Expense for the period was $63,078.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2014 and 2013

9.	Stock Based Compensation

Stock-based employee compensation related to stock options for the three months ended January 31, 2014 and 2013 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2012	30,000	$0.90
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – October 31, 2013	30,000	$0.90
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – January 31, 2014	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at January 31, 2014.

10.	Warrants

Outstanding warrants are as follows:

	January 31, 2014	October 31, 2013

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants in August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants in August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant in September 3, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder October 29, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder November 7, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	—
Total Warrants outstanding	8,457,500	8,332,500

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2014 and 2013

11.	Issuance of Common Stock

During the three months ended January 31, 2014, the Company issued the following common shares:

Issued to shareholder for cash at $0.25 per share	200,000
Issued on conversion of notes payable	100,000
Issued on settlement of suit	700,000
Issued to minority shareholders on conversion of subsidiary’s shares	296,538
1,296,538

On January 3, 2014 shareholders of Cardiogenics Inc. that had at July 31, 2009 opted not to exchange their shares in Cardiogenics Inc. for shares in Cardiogenics Holdings Inc. elected to exchange their shares in Cardiogenics Inc. for 296,538 common shares of Cardiogenics Holdings Inc. which is the same number of shares to which they would have been entitled had they exercised their option July 31, 2009.

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended January 31,
	2014	2013

Weighted-average shares - basic	59,401,454	56,676,166
Effect of dilutive securities	—	—
Weighted-average shares - diluted	59,401,454	56,676,166

Basic earnings per share “EPS” and diluted EPS for the three months ended January 31, 2014 and 2013 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debt representing 12,725,418 and 6,317,085 incremental shares respectively have been excluded from the three months ended January 31, 2014 and 2013 computation of diluted EPS as they are antidilutive given the net losses generated.

13.	Commitments and Contingent Liabilities

Lawsuits

On April 22, 2009, the Company was served with a statement of claim from a former employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in the Company, with an aggregate claim of $514,000. On January 3, 2014 the suit was settled for cash consideration of $10,000 plus 700,000 common shares.

14.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	January 31
	2014	2013

Cash paid during the year for:
Interest	$3,856	$3,364
Income taxes	$—	$—

Non-cash financing activities:
Conversion of notes payable	$12,066	$—
Settlement of derivative liability	$18,400	$—
Issuance of shares on settlement of suit	$189,000	$—

15.	Subsequent Event

On February 10, 2014 notes payable amounting to $18,559, including interest and original discount, were converted for 154,658 common shares of the Company’s stock.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Operations

You should read this Management’s Discussion and Analysis (“MD&A”) in combination with the accompanying unaudited condensed interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on February 13, 2014.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed interim consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial statements filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements filed with the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, derivative liabilities, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of October 31, 2013, as outlined in our previously filed Form 10-K, have been applied consistently for the three months ended January 31, 2014.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Three months ended January 31, 2014 as compared to three months ended January 31, 2013.

	Three Months
	Ended January 31,
	2014	2013	$ Change

Revenue	$—	$—	$—

Operating expenses:
Depreciation and amortization of property and equipment	2,743	3,524	(781)
Amortization of patent application costs	1,726	1,734	(8)
General and administrative expenses	172,218	112,732	59,486
Research and product development, net of investment tax credits	85,483	103,444	(17,961)
Total operating expenses	262,170	221,434	40,736
Operating Loss	262,170	221,434	40,736
Other expenses (income)
Interest expense and bank charges, net	111,922	3,824	108,098
(Gain) on change in fair value of derivative liability	(22,646)	—	(22,646)
Loss on foreign exchange	56,945	8,039	48,906

Net loss	$408,391	$233,297	$175,094

Revenues

During the three months ended January 31, 2014 and 2013 we generated no revenues from sales of paramagnetic beads.

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

Interest expense

The increase in interest expense is attributed primarily to the cost of carrying notes and debentures payable.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $408,000 and a cash flow deficiency from operating activities of approximately $183,000 for the three months ended January 31, 2014. We had sufficient cash at January 31, 2014 to fund approximately two months’ operations. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have funded our activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

The FASB had issued certain accounting pronouncements as of January 31, 2014 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months ended January 31, 2014 and 2013 or that they will have a significant effect at the time they become effective.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

N/A.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended January 31, 2014 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

●	lack of documented policies and procedures;

●	there is no effective separation of duties, which includes monitoring controls, between the members of management; and,

●	lack of resources to account for complex and unusual transactions.

●	Inadequate coordination between executive and financial management that led to transactions not being property recorded in the correct period.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b)	Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended January 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2009, CardioGenics was served with a statement of claim in the Province of Ontario, Canada, from a prior employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in CardioGenics, with an aggregate claim of $514,000. On January 3, 2014, the Company and the former employee agreed to a settlement of all claims that the employee had against the Company. As a result of such settlement, a charge of $199,000, for the cost of settlement of the lawsuit, was taken in the Company’s consolidated statement of operations for the fiscal year ended October 31, 2013.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

Date: March 17, 2014	By:	/s/ Yahia Gawad
Name: Yahia Gawad
Title: Chief Executive Officer

Date: March 17, 2014	By:	/s/ James Essex
Name: James Essex
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

