Form 10-Q
period 2014-04-30
CardioGenics Holdings Inc.
filed 2014-06-16
CIK 1089029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014.

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

Yes [X] No [  ]

As of June 16, 2014 the Registrant had the following number of shares of its capital stock outstanding: 36,862,476 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended April 30, 2014

INDEX

Page
Part I. Financial Information

Item 1: Financial Statements (Unaudited)	F-1

Condensed Consolidated Balance Sheets at April 30, 2014 (Unaudited) and October 31, 2013	F-1

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended April 30, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2014	F-2

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended April 30, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2014	F-3

Condensed Consolidated Statement of Changes in Deficiency (Unaudited) for the Six Months ended April 30, 2014	F-4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended April 30, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2014	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations	3

Item 3: Quantitative and Qualitative Disclosures About Market Risk	6

Item 4: Controls and Procedures	6

Part II. Other Information	7

Item 1: Legal Proceedings	7

Item 1A: Risk Factors	7

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3: Defaults Upon Senior Securities	7

Item 4: Mine Safety Disclosures	7

Item 5: Other Information	7

Item 6: Exhibits	7

Signatures	7

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	April 30, 2014	October 31, 2013
	(Unaudited)	(Note 2)
Assets

Current Assets
Cash and Cash Equivalents	$1,975	$263,103
Accounts Receivable	234	246
Deposits and Prepaid Expenses	46,871	49,267
Refundable Taxes Receivable	3,505	3,302
Government Grants and Investment Tax Credits Receivable	70,867	60,104
	123,452	376,022
Long-Term Assets
Property and Equipment, net	48,068	53,496
Patents, net	115,016	118,432
	163,084	171,928
Total Assets	$286,536	$547,950

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$989,459	$1,050,115
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Notes Payable, net of debt discount	14,104	11,983
Derivative Liability on Notes Payable	74,445	99,702
Total current liabilities	1,078,012	1,161,804
Long-Term Liabilities
Debentures Payable	413,956	303,190
Total Liabilities	1,491,968	1,464,994

Commitments and Contingencies

Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 36,604,143 and 34,726,668 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as at April 30, 2014 and October 31, 2013 respectively	584	565

Additional paid-in capital	44,540,834	44,514,000

Deficit accumulated during development stage	(45,706,012)	(44,957,870)

Accumulated other comprehensive loss	(40,838)	(117,515)

Total deficiency attributable to CardioGenics Holdings Inc.	(1,205,432)	(560,820)
Non-controlling interest	—	(356,224)
Total deficiency	(1,205,432)	(917,044)
Total liabilities and deficiency	$286,536	$547,950

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

For the Three and Six Months Ended April 30, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2014

					Cumulative
					From
					November 20, 1997
	For the three months Ended		For the six months Ended		(Date of Inception) to
	April 30,		April 30,		April 30,
	2014	2013	2014	2013	2014

Revenue	$—	$—	$—	$—	$10,173

Operating Expenses
Depreciation and Amortization of Property and Equipment	2,685	3,443	5,428	6,967	239,656
Amortization of Patent Application Costs	1,690	1,695	3,416	3,429	29,994
Write-off of Patent Application Costs	—	—	—	—	239,530
General and Administrative	95,827	92,915	268,045	205,647	10,571,745
Write-off of Goodwill	—	—	—	—	12,780,214
Research and Product Development, Net of Investment Tax Credits	105,192	95,042	190,675	198,486	4,760,372
Cost of Settlement of Lawsuit	—	—	—	—	1,952,800
Total operating expenses	205,394	193,095	467,564	414,529	30,574,311
Operating Loss	(205,394)	(193,095)	(467,564)	(414,529)	(30,564,138)

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	125,658	32,892	237,580	36,716	2,696,007
Loss (Gain) on Change in Fair Value of Derivative Liability	23,465	(10,781)	819	(10,781)	12,538,505
Loss (Gain) on Foreign Exchange Transactions	(14,766)	(4,116)	42,179	3,923	225,875

Total other expenses	134,357	17,995	280,578	29,858	15,460,387

Loss from Continuing Operations	(339,751)	(211,090)	(748,142)	(444,387)	(46,024,525)

Discontinued Operations
Gain on Sale of Subsidiary	—	—	—	—	90,051
Loss from Discontinued Operations	—	—	—	—	(127,762)
Net Loss	(339,751)	(211,090)	(748,142)	(444,387)	(46,062,236)
Net Loss attributable to non-controlling interest	—	(1,231)	—	(2,721)	(356,224)
Net Loss attributable to CardioGenics Holdings Inc.	$(339,751)	$(209,859)	$(748,142)	$(441,666)	$(45,706,012)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted-average shares of Common Stock outstanding	60,447,704	56,676,166	59,915,908	56,676,166

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the Three and Six Months Ended April 30, 2014 and 2013 and Cumulative from November 20, 1997 (Date of Inception) to April 30, 2014

					Cumulative from
					November 20, 1997
	Three Months Ended		Six Months Ended		(Date of Inception)
	April 30		April 30		to April 30,
	2014	2013	2014	2013	2014

Net loss	$(339,751)	$(211,090)	$(748,142)	$(444,387)	$(46,062,236)
Net loss attributable to non-controlling interest	—	(1,231)	—	(2,721)	(356,224)
Net loss attributable to Cardiogenics Holdings Inc.	(339,751)	(209,859)	(748,142)	(441,666)	(45,706,012
Other comprehensive income (loss), currency translation adjustments	(28,201)	1,085	76,677	9,510	(40,838)

Comprehensive loss	$(367,952)	$(208,774)	$(671,465)	$(432,156)	$(45,746,850)

See notes to condensed consolidated financial statements.

CarioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Deficiency (unaudited)

For the Six Months Ended April 30, 2014

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Deficiency
Balance November 1, 2013	58,903,595	$565	$44,514,000	$(44,957,870)	$(117,515)	$(356,224)	$(917,044)
Issuance of common shares on conversion of notes payable January 2014	100,000	1	12,066				12,067
Issuance of warrants on settlement of suit January 2014	700,000	7	188,993				189,000
Issuance of common shares for cash January 2014 at $0.25	200,000	2	49,998				50,000
Issuance of common shares on conversion of shares of subsidiary	296,538	3	(356,227)			356,224	-
Issuance of common shares on conversion of notes payable February 2014	154,658	2	18,557				18,559
Issuance of common shares on conversion of notes payable March 2014	150,000	1	14,894				14,895
Issuance of common shares on conversion of notes payable April 2014	160,000	2	12,478				12,480
Issuance of common shares for services rendered March 2014	83,333	1	17,916				17,917
Issuance of common shares for services rendered April 2014	32,946	0	7,083				7,083
Settlement of derivative value of notes payable on conversion to common shares			61,076				61,076
Comprehensive Income (Loss):
Net Loss				(748,142)			(748,142)
Other Comprehensive Income Currency Translation Adjustment					76,677		76,677
Total Comprehensive Income (Loss)				(748,142)	76,677		(671,465)
Balance April 30, 2014	60,781,070	$584	$44,540,834	$(45,706,012)	$(40,838)	$-	$(1,205,432)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

Six Months Ended April 30, 2014 and 2013 and

Cumulative from November 20, 1997 (Date of Inception) to April 30, 2014

			Cumulative from
			November 20, 1997
	Six Months Ended		(Date of Inception)
	April 30		to April 30,
	2014	2013	2014
Cash flows from operating activities
Consolidated Net Loss for the Period	$(748,142)	$(444,387)	$(46,062,236)
Adjustments to reconcile consolidated net loss for the period to net cash used in operating activities
Depreciation and Amortization of Property and Equipment	5,428	6,967	239,656
Amortization of Patent Application Costs	3,416	3,429	29,994
Write-off of Patent Application Costs	—	—	239,530
Amortization of Deferred Consulting Contract Costs	—	—	163,750
Write-off of Goodwill	—	—	12,780,214
Amortization of Deferred Debt Issuance Costs	—	—	511,035
Loss on Extinguishment of Debt	—	—	275,676
Loss (Gain) on Change in Value of Derivative Liability	819	(10,781)	12,538,505
Amortization of Discount on Notes Payable	60,121	22,900	73,983
Amortization of Discount on Debentures Payable	124,098	—	236,707
Interest Accrued and Foreign Exchange Loss on Debt	—	—	922,539
Unrealized Foreign Currency Exchange Gains	—	—	25,094
Beneficial Conversion Charge included in Interest Expense	—	—	452,109
Common Stock and Warrants issued on Settlement of Lawsuit	—	—	1,653,800
Common Stock Issued as Employee or Officer/Director Compensation	—	—	2,508,282
Common Stock Issued for Services Rendered	25,000	—	4,228,287
Stock Options Issued for Services Rendered	—	—	192,238
Stock Options Issued to Directors and Committee Chairman	—	—	54,582
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	12	182	(234)
Deposits and Prepaid Expenses	2,396	433	(48,237)
Refundable Taxes Receivable	(203)	38,058	(3,787)
Government Grants and Investment Tax Credits Receivable	(10,763)	40,378	(53,850)
Accounts Payable and Accrued Expenses	128,345	87,380	565,143
Advances	—	200,262	131
Net cash used in operating activities	(409,473)	(55,179)	(8,477,089)

Cash flows from investing activities
Cash Acquired from Acquisition	—	—	195,885
Purchase of Property and Equipment	—	(156)	(223,643)
Patent Application Costs	—	(13,087)	(334,460)
Net cash used in investing activities	—	(13,243)	(362,218)

Cash flows from financing activities	—	(100,000)	100,000
Due to Shareholders
Proceeds from Notes Payable	35,000	75,000	170,000
(Repayment) of Capital Lease Obligations	—	(2,627)	(43,917)
Due to Director	—	—	725,330
Issue of Debentures	—	—	2,078,305
Issue of Common Shares on Exercise of Stock Options	—	—	2,781
Issue of Common Shares on Exercise of Warrants	—	—	45,652
Issue of Common Shares for Cash	50,000	—	6,036,669
Refund of Share Subscription	—	—	(15,000)
Issue (Redemption) of 10% Senior Convertible Debentures	—	300,393	(394,972)
Net cash provided by financing activities	85,000	272,766	8,704,848

Effect of foreign exchange on cash and cash equivalents	63,345	6,082	136,434
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	(261,128)	210,426	1,975
Beginning of Period	263,103	27,009	—
End of Period	$1,975	$237,435	$1,975

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2014 and 2013

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of April 30, 2014, their results of operations for the three and six months ended April 30, 2014 and 2013, and the period from November 20, 1997 (date of inception) to April 30, 2014, changes in deficiency for the six months ended April 30, 2014 and cash flows for the six months ended April 30, 2014 and 2013, and the period from November 20, 1997 (date of inception) to April 30, 2014. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2013 and 2012 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 13, 2014 and from which the October 31, 2013 consolidated balance sheet was derived.

The results of the Company’s operations for the six months ended April 30, 2014 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2014.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at April 30, 2014 of approximately $45.7 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2014 and 2013

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

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes Payable. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with Accounting Standards Codification (“ASC”) 815. Derivative instrument liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of April 30, 2014, approximated $9,615,000 (2013 - $6,750,000) which will expire from 2015 through 2033. All fiscal years as originally filed have been assessed. Claims relating to research and development credits are open for review for the fiscal years ended October 2013, 2012, 2011, 2010, 2009, 2008 and 2007 and July 2009.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2014 and 2013

As of April 30, 2014, the Company had net operating loss carryforwards from US sources of approximately $41,305,000 (2012 - $40,769,000) available to reduce future Federal taxable income which will expire from 2020 through 2033. Returns for the years 2008 through 2013 are yet to be filed.

For the six months ended April 30, 2014 and 2013, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

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

A summary of the Notes is as follows:

	April 30, 2014	October 31, 2013

Convertible Note Payable, due June 27, 2014	$-	$25,000
Convertible Note Payable, due September 26, 2014	12,653	35,000
Convertible Note Payable, due February 20, 2015	35,000	-
Debt Discount - value attributable to conversion feature attached to notes, net of accumulated amortization of $14,104 and $11,983	(33,549)	(48,017)
Total	14,104	11,983
Less: Current portion	14,104	11,983
Total Long-term portion	$-	$-

As described in further detail in Note 6, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. The discount to the Notes is amortized to Loss (Gain) in Change in Value of Derivative Liability over the life of the Note or until conversion. The amount charged to Loss (Gain) in Change in Value of Derivative Liability for the three and six months ended April 30, 2014 and 2013 was $23,465 and $819, respectively. Upon conversion of the Notes and related interest and original issue discount to Common Stock, any remaining unamortized discount is charged to financing expense. During the three and six months ended April 30, 2014 and 2013, Notes in the principal amount of $37,497 and $47,347, respectively, plus interest and original issue discount totaling $8,437 and $10,654, respectively, were exchanged for 464,658 and 564,658 common shares, respectively.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2014 and 2013

6.	Derivative Liabilities

Convertible notes - embedded conversion features:

The Notes meet the definition of a hybrid instrument, as defined in Accounting Standards Codification (ASC) 815. The hybrid instrument is comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivatives derive their value based on the underlying fair value of the Company’s common stock. The embedded derivatives are not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with these derivatives are based on the common stock fair value.

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $74,445 and $99,702 at April 30, 2014 and October 31, 2013, respectively. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.078 per share according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 154%, as of April 30, 2014. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

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

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2014 and 2013

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of April 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Total Increase
	Quoted Prices in				(Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2014	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2014
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$74,445	$74,445	$23,465

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the six months ended April 30, 2014:

Balance at beginning of period	$99,702
Additions to derivative instruments	35,000
Change in fair value of derivative liabilities	819
Settlements	(61,076)
Balance at end of period	$74,445

8.	Debentures Payable

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

A summary of the Debentures is as follows:

	April 30, 2014	October 31, 2013

Series A Convertible Debentures Payable, interest at 10% per annum to maturity at February 27, 2016	$282,482	$288,584
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at May 31, 2016	500,000	500,000
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at June 3, 2016	141,423	148,653
Debt Discount - value attributable to conversion feature attached to notes	(509,949)	(634,047)
Total	413,956	303,190
Less: Current portion	-	-
Total Long-term portion	$413,956	$303,190

Debt discount is amortized to interest expense over the life of the debentures. The amount amortized to interest expense for the period was $124,098.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2014 and 2013

9.	Stock Based Compensation

Stock-based employee compensation related to stock options for the six months ended April 30, 2014 and 2013 amounted to $-0-.

The following is a summary of the common stock options outstanding, granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2012	30,000	$0.90
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – October 31, 2013	30,000	$0.90
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – April 30, 2014	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at April 30, 2014.

10.	Warrants

Outstanding warrants are as follows:

	April 30, 2014	October 31, 2013

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants on August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants on August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant on September 3, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder on October 29, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder on November 7, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	-
Total Warrants outstanding	8,457,500	8,332,500

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2014 and 2013

11.	Issuance of Common Stock

During the six months ended April 30, 2014, the Company issued the following common shares:

Issued for services rendered	116,279
Issued to shareholder for cash at $0.25 per share	200,000
Issued on conversion of notes payable	564,658
Issued on settlement of suit	700,000
Issued to minority shareholders on conversion of subsidiary’s shares	296,538
1,877,475

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Weighted-average shares - basic	60,447,704	56,676,166	59,915,908	56,676,166
Effect of dilutive securities	—	—	—	—
Weighted-average shares - diluted	60,447,704	56,676,166	59,915,908	56,676,166

Basic earnings per share “EPS” and diluted EPS for the three and six months ended April 30, 2014 and 2013 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debt representing 12,918,436 and 2,917,085 incremental shares, respectively, have been excluded from the three and six months ended April 30, 2014 and 2013 computation of diluted EPS as they are antidilutive given the net losses generated.

13.	Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended
	April 30
	2014	2013

Cash paid during the year for:
Interest	$7,834	$6,735
Income taxes	$—	$—
Non-cash financing activities
Conversion of notes payable	$58,001	$—
Settlement of derivative liability	$61,076	$—
Issuance of shares on settlement of suit	$189,000	$—

14.	Commitments and Contingent Liabilities

Lawsuit

On April 22, 2009, the Company was served with a statement of claim from a former employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in the Company, with an aggregate claim of $514,000. On January 3, 2014 the suit was settled for cash consideration of $10,000 plus 700,000 common shares.

CardioGenics Holdings Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2014 and 2013

15.	Subsequent Events

(i)	On May 20, 2014, notes payable amounting to $15,500, including interest and original discount, were converted for 258,333 common shares in the Company’s stock.

(ii)	In May 2014, an officer of the Company advanced $22,810 to the Company.

(iii)	In June 12, 2014, the Company sold $1.3 million of its common stock in a private placement to European institutional and other investors. Closing of the transaction is subject to listing of the shares on the NewConnect Market of the Warsaw Stock Exchange. As a result of this financing, the Company will issue 12 million shares of common stock to European investors (13 entities in total, including three institutional investors) at $.11 per share.

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

Critical Accounting Policies and Estimates

The preparation of these unaudited condensed interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, derivative liability, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of October 31, 2013, as outlined in our previously filed Form 10-K, have been applied consistently for the six months ended April 30, 2014.

Related Party Transactions

None

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Six months ended April 30, 2014 as compared to six months ended April 30, 2013

	Six Months
	Ended April 30,
	2014		2013		$ Change

Revenue	$	▬	$	▬	$	▬

Operating expenses:
Depreciation and amortization of property and equipment		5,428		6,967		(1,539)
Amortization of patent application costs		3,416		3,429		(13)
General and administrative expenses		268,045		205,647		62,398
Research and product development, net of investment tax credits		190,675		198,486		(7,811)
Total operating expenses		467,564		414,529		53,035
Operating Loss		(467,564)		(414,529)		(53,035)
Other expenses (income)
Interest expense and bank charges, net		237,580		36,716		200,864
Loss (gain) on change in value of derivative liability		819		(10,781)		11,600
Loss (gain) on foreign exchange transactions		42,179		3,923		38,256

Net loss		$(748,142)		$(444,387)		$(303,755)

Revenues

During the six months ended April 30, 2014 and 2013 we generated no revenues.

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

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. Research and development expenses have remained relatively unchanged from the previous year.

Interest expense and bank charges

Interest expense consists primarily of interest on debentures and debt discount amortization on those debentures. The majority of the debentures were issued in the third quarter of 2013 so that the interest and discount in the 2014 period was substantially higher than that in 2013.

Three months ended April 30, 2014 as compared to three months ended April 30, 2013

	Three Months
	Ended April 30,
	2014		2013		$ Change

Revenue	$	▬	$	▬	$	▬

Operating expenses:
Depreciation of property and equipment		2,685		3,443		(758)
Amortization of patent application costs		1,690		1,695		(5)
General and administrative expenses		95,827		92,915		2,912
Research and product development, net of investment tax credits		105,192		95,042		10,150
Total operating expenses		205,394		193,095		12,299
Operating Loss		(205,394)		(193,095)		(12,299)
Other expenses (income)
Interest expense and bank charges, net		125,658		32,892		92,766
Loss (gain) on change in value of derivative liability		23,465		(10,781)		34,246
Loss (gain) on foreign exchange transactions		(14,766)		(4,116)		(10,650)

Net loss		$(339,751)		$(211,090)		$(128,661)

Revenues

During the three months ended April 30, 2014 and 2013 we generated no revenues.

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

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. Research and development expenses in 2014 are greater than for the same period in 2013 due to the absence of scientific tax credits in the current period.

Interest expense and bank charges

Interest expense consists primarily of interest on debentures and debt discount amortization on those debentures. The majority of the debentures were issued in the third quarter of 2013 so that the interest and discount in the 2014 period was substantially higher than that in 2013.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $748,000 and a cash flow deficiency from operating activities of $409,473 for the six months ended April 30, 2014. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have funded our activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-10 on the condensed consolidated financial statements.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended April 30, 2014 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

●	lack of documented policies and procedures;

●	there is no effective separation of duties, which includes monitoring controls, between the members of management;

●	lack of resources to account for complex and unusual transactions; and

●	inadequate coordination between executive and financial management that led to transactions not being properly recorded in the current period.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b)	Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended April 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

Date: June 16, 2014	By:	/s/ Yahia Gawad
	Name:	Yahia Gawad
	Title:	Chief Executive Officer

Date: June 16, 2014	By:	/s/ James Essex
	Name:	James Essex
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

