Form 10-Q
period 2014-07-31
CardioGenics Holdings Inc.
filed 2014-09-22
CIK 1089029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014.

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 000-28761

CARDIOGENICS HOLDINGS INC.

(Exact name of registrant as specified in its Charter)

Nevada	88-0380546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6295 Northa Drive, Unit 8

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

Yes [X] No [  ]

As of September 19, 2014 the Registrant had the following number of shares of its capital stock outstanding: 42,119,729 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended July 31, 2014

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

Condensed Consolidated Balance Sheets

	July 31, 2014	October 31, 2013
	(Unaudited)	(Note 2)
Assets

Current Assets
Cash and Cash Equivalents	$14,357	$263,103
Accounts Receivable	236	246
Deposits and Prepaid Expenses	47,173	49,267
Refundable Taxes Receivable	3,882	3,302
Government Grants and Investment Tax Credits Receivable	71,322	60,104
	136,970	376,022
Long-Term Assets
Property and Equipment, net	45,538	53,496
Patents, net	113,291	118,432
	158,829	171,928
Total Assets	$295,799	$547,950

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$1,053,695	$1,050,115
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholder	22,957	—
Notes Payable, net of debt discount	41,206	11,983
Derivative Liability on Notes Payable	428,675	99,702
Total current liabilities	1,546,537	1,161,804
Long-Term Liabilities
Debentures Payable	477,883	303,190
Total Liabilities	2,024,420	1,464,994

Commitments and Contingencies

Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	—	—
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 36,862,476 and 34,726,668 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as at July 31, 2014 and October 31, 2013 respectively	587	565

Additional paid-in capital	44,593,531	44,514,000

Accumulated deficit	(46,271,639)	(44,957,870)

Accumulated other comprehensive loss	(51,100)	(117,515)

Total deficiency attributable to CardioGenics Holdings Inc.	(1,728,621)	(560,820)
Non-controlling interest	—	(356,224)
Total deficiency	(1,728,621)	(917,044)
Total liabilities and deficiency	$295,799	$547,950

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended July 31, 2014 and 2013

	For the three months Ended		For the nine months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—

Operating Expenses
Depreciation and Amortization of Property and Equipment	2,740	3,374	8,168	10,341
Amortization of Patent Application Costs	1,724	1,660	5,140	5,089
General and Administrative	107,751	138,530	375,796	344,177
Research and Product Development, Net of Investment Tax Credits	85,241	90,060	275,916	288,546
Total operating expenses	197,456	233,624	665,020	648,153
Operating Loss	(197,456)	(233,624)	(665,020)	(648,153)
Other Expenses (Income)
Interest Expense and Bank Charges (Net)	142,256	95,897	379,836	132,613
Loss (Gain) on Change in Fair Value of Derivative Liability	246,430	3,531	247,249	(7,250)
Loss (Gain) on Foreign Exchange Transactions	(20,515)	(15,820)	21,664	(11,897)
Total other expenses income	368,171	83,608	648,749	113,466
Net Loss	(565,627)	(317,232)	(1,313,769)	(761,619)
Net Loss attributable to non-controlling interest	—	(1,804)	—	(4,525)
Net Loss attributable to CardioGenics Holdings Inc.	$(565,627)	$(315,428)	$(1,313,769)	$(757,094)

Basic and Fully Diluted Net Loss per Common Share attributable to CardioGenics Holdings Inc. Shareholders	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted-average shares of Common Stock outstanding	60,938,316	56,676,166	60,260,456	56,676,166

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the Three and Nine Months Ended July 31, 2014 and 2013

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2014	2013	2014	2013

Net loss	$(565,627)	$(317,232)	$(1,313,769)	$(761,619)
Net loss attributable to non-controlling interest	—	(1,804)	—	(4,525)
Net loss attributable to Cardiogenics Holdings Inc.	(565,627)	(315,428)	(1,313,769)	(757,094)

Other comprehensive income (loss), currency translation adjustments	(10,262)	20,798	66,415	30,308

Comprehensive loss	$(575,889)	$(294,630)	$(1,247,354)	$(726,786)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Changes in Deficiency (unaudited)

For The Nine Months Ended July 31, 2014

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interest	Deficiency
Balance November 1, 2013	58,903,595	$565	$44,514,000	$(44,957,870)	$(117,515)	$(356,224)	$(917,044)
Issuance of common shares on conversion of notes payable January 2014	100,000	1	12,066				12,067
Issuance of warrants on settlement of suit January 2014	700,000	7	188,993				189,000
Issuance of common shares for cash January 2014 at $0.25	200,000	2	49,998				50,000
Issuance of common shares on conversion of shares of subsidiary	296,538	3	(356,227)			356,224	-
Issuance of common shares on conversion of notes payable February 2014	154,658	2	18,557				18,559
Issuance of common shares on conversion of notes payable March 2014	150,000	1	14,894				14,895
Issuance of common shares on conversion of notes payable April 2014	160,000	2	12,478				12,480
Issuance of common shares for services rendered March 2014	83,333	1	17,916				17,917
Issuance of common shares for services rendered April 2014	32,946	0	7,083				7,083
Issuance of common shares on conversion of notes payable May 2014	258,333	3	15,497				15,500
Settlement of derivative value of notes payable on conversion to common shares			98,276				98,276
Net Loss				(1,313,769)			(1,313,769)
Other Comprehensive Income							-
Currency Translation Adjustment					66,415		66,415
Total Comprehensive Income (Loss)				(1,313,769)	66,415		(1,247,354)
Balance July 31 2014	61,039,403	$587	$44,593,531	$(46,271,639)	$(51,100)	$-	$(1,728,621)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended July 31, 2014 and 2013

	Nine Months Ended
	July 31
	2014	2013
Cash flows from operating activities
Consolidated Net Loss	$(1,313,769)	$(761,619)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and Amortization of Property and Equipment	8,168	10,341
Amortization of Patent Application Costs	5,140	5,089
Loss (Gain) on Change in Value of Derivative Liability	247,249	(7,250)
Amortization of Discount on Notes Payable	123,521	45,685
Amortization of Discount on Debentures Payable	186,489	49,532
Common Stock Issued for Services Rendered	25,000	—
Changes in Operating Assets and Liabilities, Net of Acquisition
Accounts Receivable	10	187
Deposits and Prepaid Expenses	2,094	1,411
Refundable Taxes Receivable	(580)	40,419
Government Grants and Investment Tax Credits Receivable	(11,218)	21,669
Accounts Payable and Accrued Expenses	186,909	(28,897)
Net cash used in operating activities	(540,987)	(623,433)

Cash flows from investing activities
Purchase of Property and Equipment	—	(154)
Patent Application Costs	—	(8,923)
Net cash used in investing activities	—	(9,077)

Cash flows from financing activities	22,957	(100,000)
Due to Shareholders
Proceeds from Notes Payable	180,000	100,000
(Repayment) of Capital Lease Obligations	—	(2,627)
Issue of Common Shares for Cash	50,000	—
Issue (Redemption) of 10% Senior Convertible Debentures	—	945,600
Net cash provided by financing activities	252,957	942,973
Effect of foreign exchange on cash and cash equivalents	39,284	20,130
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	(248,746)	330,593
Beginning of Period	263,103	27,009
End of Period	$14,357	$357,602

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2014 and 2013

1.	Nature of Business

CardioGenics Inc. (“CardioGenics”) was incorporated on November 20, 1997 in the Province of Ontario, Canada, and carries on the business of development and commercialization of diagnostic test products to the In Vitro Diagnostics testing market. CardioGenics has several test products that are in various stages of development.

CardioGenics’ business has a limited history of operations and whose revenues, to date, have been primarily comprised of grant revenue and Scientific Research Tax Credits from government agencies. There can be no assurance that the Company will be successful in obtaining regulatory approval for the marketing of any of the existing or future products that the Company will succeed in developing.

On October 27, 2009, the name of the Company was changed from JAG Media Holdings, Inc. to CardioGenics Holdings, Inc.

2.	Basis of Presentation

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings, Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of July 31, 2014, their results of operations for the three and nine months ended July 31, 2014 and 2013, changes in deficiency for the nine months ended July 31, 2014 and cash flows for the nine months ended July 31, 2014 and 2013. CardioGenics Holdings, Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2013 and 2012 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 13, 2014 and from which the October 31, 2013 consolidated balance sheet was derived.

The results of the Company’s operations for the nine months ended July 31, 2014 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2014.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at July 31, 2014 of approximately $46.3 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2014 and 2013

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

Recently Issued Accounting Standards

Revenue From Contracts With Customers

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods and services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2014 and 2013

Development Stage Entities: Elimination of Certain Financial Reporting Requirements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The Company already adopted this standard for the period covered by the report herein.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

4.	Income Taxes

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the condensed interim consolidated financial statements.

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of July 31, 2014, approximated $9,789,000 (2013 - $6,816,000) which will expire from 2015 through 2033. All fiscal years as originally filed have been assessed. Claims relating to research and development credits are open for review for the fiscal years ended October 2013, 2012, 2011, 2010, 2009, 2008 and 2007 and July 2009.

As of July 31, 2014, the Company had net operating loss carryforwards from US sources of approximately $41,686,000 (2012 - $40,809,000) available to reduce future Federal taxable income which will expire from 2020 through 2033. Returns for the years 2008 through 2013 are yet to be filed.

For the nine months ended July 31, 2014 and 2013, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

5.	Due to Shareholder

During the year a shareholder/officer advanced $22,957 to the Company. The advance carries no interest and is due on demand.

6.	Notes Payable

On November 19, 2012 the Company entered into an agreement (“Line”) with JMJ Financial (“Lender”) whereby the Company may borrow up to $350,000. The Line is subject to an original issue discount of $50,000. Advances under the Line (“JMJ Notes”) have a maturity date of one year from the date of the advance. If the advance is repaid within three months the advance is interest free. If not repaid within three months, the advance may not be repaid before maturity and carries interest at 5%. The Lender has the right at any time to convert all or part of the outstanding principal and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company at a price equal to the lesser of $0.23 and 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless agreed in writing by the parties, at no time will the Lender convert any amount owing under the Line into common stock that would result in the Lender owing more than 4.99% of the common stock outstanding. During the nine months the Company drew $75,000 under the Line.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2014 and 2013

On May 23, 2014 the Company issued promissory notes (the “LG Notes”) to LG Capital Funding, LLC and Adar Bays, LLC (collectively the “Holders”) in the amount of $52,500 each bearing interest at 8% annually due May 23, 2015. The LG Notes and accrued interest may be converted into shares of the Common Stock of the Company at a 42% discount to the lowest closing bid with a 12 day look back. The LG Notes may be prepaid with the following penalties: (i) if the Notes are prepaid within 60 days of the issue date, then at 130% of the face amount plus any accrued interest; and, (ii) if the LG Notes are prepaid after 60 days after the issue date but less than 181 days after the issue date, then at 140% of the face amount plus any accrued interest. The LG Notes may not be prepaid after the 180th day after issue.

A summary of the Notes is as follows:

	July 31, 2014	October 31, 2013

Convertible Note Payable, due June 27, 2014	$-	$25,000
Convertible Note Payable, due September 26, 2014	-	35,000
Convertible Note Payable, due February 20, 2015	35,000	-
Convertible Notes Payable, due May 23, 2015	105,000	-
Convertible Note Payable, due June 23, 2015	40,000	-
Debt Discount - value attributable to conversion feature attached to notes, net of accumulated amortization of $41,206 and $11,983	(138,794)	(48,017)
Total	41,206	11,983
Less: Current portion	41,206	11,983
Total Long-term portion	$-	$-

As described in further detail in Note 7, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. The discount to the Notes is amortized to Loss (Gain) in Change in Value of Derivative Liability over the life of the Note or until conversion. The amount charged to Loss (Gain) in Change in Value of Derivative Liability for the three and nine months was $246,430 and $247,249 respectively. Upon conversion of the Notes and related interest and original issue discount to Common Stock, any remaining unamortized discount is charged to financing expense. During the three and nine months, Notes in the principal amount of $12,653 and $60,000 respectively plus interest and original issue discount totaling $2,847 and $13,501 respectively were exchanged for 258,333 and 822,991 common shares respectively.

7.	Derivative Liabilities

Convertible notes - embedded conversion features:

The JMJ Notes and the LG Notes meet the definition of a hybrid instrument, as defined in Accounting Standard Codification (ASC) 815. The hybrid instrument is comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivatives derive their value based on the underlying fair value of the Company’s common stock. The embedded derivatives are not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with these derivatives are based on the common stock fair value.

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $428,675 and $99,702 at July 31, 2014 and October 31, 2013, respectively. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2014 and 2013

The Company estimated the fair value of the embedded derivatives in the JMJ Notes using a Black Scholes model with the following assumptions: conversion price $0.06 per share according to the agreements; risk free interest rate of .11%; expected life of .53-.85 year; expected dividend of zero; a volatility factor of 187%-214%, as of July 31, 2014. The Company estimated the fair value of the embedded derivatives in the LG Notes using a Black Scholes model with the following assumptions: conversion price $0.058 per share according to the agreements; risk free interest rate of .11%; expected life of .81 year; expected dividend of zero; a volatility factor of 205%, as of July 31, 2014. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of July 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	July 31, 2014	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	July 31, 2014
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$428,675	$428,675	$247,249

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2014 and 2013

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the nine months ended July 31, 2014:

Balance at beginning of period	$99,702
Additions to derivative instruments	180,000
Change in fair value of derivative liabilities	247,249
Settlements	(98,276)
Balance at end of period	$428,675

9.	Debentures Payable

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

A summary of the Debentures is as follows:

	July 31, 2014	October 31, 2013

Series A Convertible Debentures Payable, interest at 10% per annum to maturity at February 27, 2016	$283,355	$288,584
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at May 31, 2016	500,000	500,000
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at June 3, 2016	142,086	148,653
Debt Discount - value attributable to conversion feature attached to notes	(447,558)	(634,047)
Total	477,883	303,190
Less: Current portion	-	-
Total Long-term portion	$477,883	$303,190

Debt discount is amortized to interest expense over the life of the debentures. The amount amortized to interest expense for the period was $186,489.

On May 15, 2014, the Company received a notice of default (the “Default Notice”) from the debenture holder under Convertible Debenture No. SBCD-01, dated May 31, 2013 in the original principal amount of $500,000 (the “Debenture”), for failure to make the required interest payments under the Debenture.

On June 1, 2014, the Debenture holder and the Company entered into a Standstill and Debt Conversion Agreement (the “Standstill Agreement”) pursuant to which the Debenture holder agreed to (i) refrain from exercising or enforcing any right or remedy against the Company in connection with the Debenture and the Default Notice during a “Standstill Period,” which expired on July 31, 2014 and (ii) convert $350,000 in principal of the Debenture into common stock of the Company at a conversion price equal to the “per share price” of an offering of the Company’s common stock involving Polish investors that was pending at the time, if and when such offering closed (the “Polish Offering”). In consideration for the Debenture holder’s forbearance and conversion obligations, the Company agreed to (i) pay the Debenture holder $150,000 in principal under the Debenture, and accrued interest as of the payment date, from the proceeds of the Polish Offering, if and when the Polish Offering closed. As the Polish Offering was terminated by the Company’s investment bankers prior to July 31, 2014, the Standstill Agreement expired by its terms on July 31, 2014.

On September 16, 2014, the Debenture holder and the Company agreed upon a final settlement, pursuant to which the Debenture holder would convert all accrued and unpaid interest, as well as all unpaid principal under the Debenture, into 5,507,979 shares of the Company’s common stock.

10.	Stock Based Compensation

Stock-based employee compensation related to stock options for the nine months ended July 31, 2014 and 2013 amounted to $-0-.

The following is a summary of the common stock options outstanding, granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2012	30,000	$0.90
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – October 31, 2013	30,000	$0.90
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding – July 31, 2014	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at July 31, 2014.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2014 and 2013

11.	Warrants

Outstanding warrants are as follows:

	July 31, 2014	October 31, 2013

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants on August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants on August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant on September 3, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder on October 29, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder on November 7, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	-
Total Warrants outstanding	8,457,500	8,332,500

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2014 and 2013

12.	Issuance of Common Stock

During the nine months ended July 31, 2014, the Company issued the following common shares:

Issued for services rendered	116,279
Issued to shareholder for cash at $0.25 per share	200,000
Issued on conversion of notes payable	822,991
Issued on settlement of suit	700,000
Issued to minority shareholders on conversion of subsidiary’s shares	296,538
2,135,808

13.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Weighted-average shares - basic	60,938,316	56,676,166	60,260,456	56,676,166
Effect of dilutive securities	—	—	—	—
Weighted-average shares - diluted	60,938,316	56,676,166	60,260,456	56,676,166

Basic earnings per share “EPS” and diluted EPS for the three and nine months ended July 31, 2014 and 2013 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debt representing 15,367,845 and 8,532,918 incremental shares, respectively, have been excluded from the three and nine months ended July 31, 2014 and 2013 computation of diluted EPS as they are antidilutive given the net losses generated.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2014 and 2013

14.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	July 31
	2014	2013

Cash paid during the year for:
Interest	$12,352	$26,085
Income taxes	$—	$—
Non-cash financing activities
Conversion of notes payable	$73,501	$—
Settlement of derivative liability	$98,276	$—
Issuance of shares on settlement of suit	$189,000	$—

15.	Commitments and Contingent Liabilities

Lawsuit

On April 22, 2009, the Company was served with a statement of claim from a former employee claiming compensation for wrongful dismissal and ancillary causes of action including payment of monies in realization of his investment in the Company, with an aggregate claim of $514,000. On January 3, 2014 the suit was settled for cash consideration of $10,000 plus 700,000 common shares.

16.	Subsequent Events

a.	In August 2014, $15,000 in principal amount of JMJ notes payable were converted to 250,000 common shares of the Company.

b.	In September 2014, an officer of the Company advanced $9,183 to the Company.

c.	On September 17, 2014, Convertible Debenture No. SBCD-01 dated May 31, 2013 in the Original Principal Amount of $500,000 and all accrued interest ($50,797.87), representing all amounts owing to the Debenture holder, were converted into 5,507,253 Common Shares of the Company stock.

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

Critical Accounting Policies and Estimates

The preparation of these unaudited condensed interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, derivative liability, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of October 31, 2013, as outlined in our previously filed Form 10-K, have been applied consistently for the nine months ended July 31, 2014.

Related Party Transactions

An officer/shareholder loaned the company $22,957 in the third quarter of 2014.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Nine months ended July 31, 2014 as compared to nine months ended July 31, 2013

	Nine Months
	Ended July 31,
	2014	2013	$ Change

Revenue	$—	$—	$—

Operating expenses:
Depreciation and amortization of property and equipment	8,168	10,341	(2,173)
Amortization of patent application costs	5,140	5,089	51
General and administrative expenses	375,796	344,177	31,619
Research and product development, net of investment tax credits	275,916	288,546	(12,630)
Total operating expenses	665,020	648,153	16,867
Operating Loss	(665,020)	(648,153)	16,867

Other expenses (income)
Interest expense and bank charges, net	379,836	132,613	247,223
Loss (gain) on change in value of derivative liability	247,249	(7,250)	254,499
Loss (gain) on foreign exchange transactions	21,664	(11,897)	33,561

Net loss	$(1,313,769)	$(761,619)	$(552,150)

Revenues

During the nine months ended July 31, 2014 and 2013 we generated no revenues.

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

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. Research and development expenses in 2014 are less than for the same period last year due to reductions in staff in the current period.

Loss on change in value of derivative liability

The value of the derivative liability has increased due to the assumption of liabilities with derivatives attached, which increase has resulted in an increase in the loss on change in derivative liability.

Interest expense and bank charges

Interest expense consists primarily of interest on debentures and debt discount amortization on those debentures. The majority of the debentures were issued in the third quarter of 2013 so that the interest and discount in the 2014 period was substantially higher than that in 2013.

Three months ended July 31, 2014 as compared to three months ended July 31, 2013

	Three Months
	Ended July 31,
	2014	2013	$ Change

Revenue	$—	$—	$—

Operating expenses:
Depreciation of property and equipment	2,740	3,374	(634)
Amortization of patent application costs	1,724	1,660	64
General and administrative expenses	107,751	138,530	(30,779)
Research and product development, net of investment tax credits	85,241	90,060	(4,819)
Total operating expenses	197,456	233,624	(36,168)
Operating Loss	(197,456)	(233,624)	(36,168)
Other expenses (income)
Interest expense and bank charges, net	142,256	95,897	46,359
Loss (gain) on change in value of derivative liability	246,430	3,531	242,899
Loss (gain) on foreign exchange transactions	(20,515)	(15,820)	(4,695)

Net loss	$(565,627)	$(317,232)	$(248,395)

Revenues

During the three months ended July 31, 2014 and 2013 we generated no revenues.

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

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. Research and development expenses in 2014 are less than for the same period in 2013 due to a reduction in staff in the current period.

Interest expense and bank charges

Interest expense consists primarily of interest on debentures and debt discount amortization on those debentures. The majority of the debentures were issued in the third quarter of 2013 so that the interest and discount in the 2014 period was substantially higher than that in 2013.

Loss on change in value of derivative liability

The value of the derivative liability has increased due to the assumption of liabilities with derivatives attached, which increase has resulted in an increase in the loss on change in derivative liability.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $1,314,000 and a cash flow deficiency from operating activities of $540,987 for the nine months ended July 31, 2014. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have funded our activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

Revenue From Contracts With Customers

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods and services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Development Stage Entities: Elimination of Certain Financial Reporting Requirements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The Company already adopted this standard for the period covered by the report herein.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended July 31, 2014 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

●	lack of documented policies and procedures;

●	there is no effective separation of duties, which includes monitoring controls, between the members of management;

●	lack of resources to account for complex and unusual transactions; and

●	lack of effective review of the consolidated financial statements

●	Inadequate coordination between executive and financial management that led to transactions not being properly recorded.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b)	Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended July 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

On May 15, 2014, the Company received a notice of default (the “Default Notice”) from the debenture holder under Convertible Debenture No. SBCD-01, dated May 31, 2013 in the original principal amount of $500,000 (the “Debenture”), for failure to make the required interest payments under the Debenture.

On June 1, 2014, the Debenture holder and the Company entered into a Standstill and Debt Conversion Agreement (the “Standstill Agreement”) pursuant to which the Debenture holder agreed to (i) refrain from exercising or enforcing any right or remedy against the Company in connection with the Debenture and the Default Notice during a “Standstill Period,” which expired on July 31, 2014 and (ii) convert $350,000 in principal of the Debenture into common stock of the Company at a conversion price equal to the “per share price” of an offering of the Company’s common stock involving Polish investors that was pending at the time, if and when such offering closed (the “Polish Offering”). In consideration for the Debenture holder’s forbearance and conversion obligations, the Company agreed to pay the Debenture holder $150,000 in principal under the Debenture, and accrued interest as of the payment date, from the proceeds of the Polish Offering, if and when the Polish Offering closed. As the Polish Offering was terminated by the Company’s investment bankers prior to July 31, 2014, the Standstill Agreement expired by its terms on July 31, 2014.

On September 16, 2014, the Debenture holder and the Company agreed upon a final settlement, pursuant to which the Debenture holder would convert all accrued and unpaid interest, as well as all unpaid principal under the Debenture, into 5,507,979 shares of the Company’s common stock.

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

CARDIOGENICS HOLDINGS INC.

Date: September 22, 2014	By:	/s/ Yahia Gawad
	Name:	Yahia Gawad
	Title:	Chief Executive Officer

Date: September 22, 2014	By:	/s/ James Essex
	Name:	James Essex
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

