Form 10-K
period 2014-10-31
CardioGenics Holdings Inc.
filed 2015-02-12
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2014

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 000-28761

CARDIOGENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0380546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on February 9, 2015 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $950,854.

As of February 9, 2015 the Registrant had the following number of shares of its capital stock outstanding: 58,517,870 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014

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

Our Industry

CardioGenics IVD POC Testing Markets

IVD Market

Medical device products include disposable medical supplies, wound-management supplies and diagnostic products. In-Vitro-Diagnostics (“IVD”) is the medical device market segment that includes reagents, diagnostics test products, instrumentations and other related testing products supplied to both clinical and research laboratories. IVD refers to testing outside the body for the identification of disease states, using samples as body fluids (blood, urine) and tissues (biopsies and tissue sections). The IVD is a well-established market, offering essential products used by health care professionals.

According to the report “In Vitro Diagnostics Market (Clinical Chemistry, Immunoassay, Diabetes Testing, Blood Testing, Molecular Diagnostics) – Global Industry Analysis, Size, Share, Growth and Forecast, 2012-2018” published by Transparency Market Research, IVD Market was valued at USD 46.0 billion in 2011 and expected to reach an estimated value of USD 74.2 billion in 2018, growing at a CAGR of 7.1% from 2012 to 2018.

The need for cost containment, an increase in out-patient procedures, technology advancements and the aging population are all contributing factors in driving the high level of IVD growth.

According to the latest Enterprise Analysis Corporation (www.eacorp.com) report in 2013, the world market for IVD products is estimated at USD 52.8 billion in 2012 with an average growth rate of 8.4% in the last preceding 12 years. Further, the market is expected to grow an average of 5.5% over the next 5 years. North America, Europe, Africa, Middle East and Japan make up 86% of the total IVD market.

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

Immunoassay Market

Immunodiagnostic tests or immunoassays are set apart from other IVD clinical testing methods as they provide specificity. Results obtained can be attached to a specific marker, and therefore a specific disease. The principal behind immunoassays is the Lock and Key Theory; a certain key opens a certain lock but not others.

According to the report of Enterprise Analysis Corporation, the 2012 immunoassay testing market still represents the largest segment of the IVD market by revenue amounting to USD 13.9 billion. The fastest growing segments of the IVD market are Anatomic Pathology (8.3%), Clinical Molecular (7.2%), Point-of-Care (7.0%) and Immunoassay (6.7%). The immunoassays field is now mature. Companies continue to develop new immunoassays and immunoassay instrument platforms to further improve the sensitivity of the assays and expand the potential of immunoassays for the future.

Cardiovascular Disease (CVD) Testing Market

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

Global tracking of healthcare data indicates that CVD contribute one-third of all global deaths annually. The WHO estimates that global death by CVD will increase by 36 percent over the 20 years combing 1999-2020. Costs to confront CVD are high, estimated to be USD 313.5 billion in the USA in 2009, growing at a rate of 20%-25% per annum. According to a recently published market report, the market for Cardiac POC products is estimated at approximately USD 2 billion in 2011 and rose by 9% over the prior year. This was driven by the introduction of new products and increase adoption of POC products by both healthcare providers and patients. Despite the many positive aspects of POC testing, the report stresses that there are many key challenges in the marketing of POC products as healthcare providers need evidence that POC diagnostics provide lab-quality results and benefits, in terms of clinical usefulness, convenience and cost in order to adopt them.

As a result of the stated burden of CVD on healthcare costs and providers, there exists an industry-wide need for better testing methods to provide physicians with essential tools to combat this growth. With greater demand from regulatory authorities to provide more accurate testing in a quicker manner, the opportunity is there for a better POC platform.

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

As stated in the Adventus Report, according to Dynal, a leading magnetic beads manufacturer, the largest part of its Molecular Systems’ business is OEM sales of magnetic beads to IVD companies. Dynal stated that “the IVD market is very large and still growing”. Further, the magnetic bead-based part of this market is growing at an even higher rate per year”. According to Dynal, magnetic beads are now the gold standard for immunoassay testing, as opposed to older technologies such as microtitre plate based tests. Nucleic acid testing makes up a smaller portion of the IVD market, but is fast growing (currently USD 2 billion). Magnetic beads are the most common solid phase employed in this market.

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

These tests are designed to be administered during the diagnostic and management process of patients with heart disease. The full scope of our core technologies our self metering cartridge as well as the know-how we have developed over the years are covered under our patent applications.

Currently, our TnI test product is in the pilot testing phase. Although pilot testing is approximately 50% complete, testing has been suspended until the Company can raise additional funds to cover the remaining costs associated with the pilot testing program. Once the pilot testing is concluded, testing for regulatory approval will be initiated. The filing for U.S. and European regulatory approval is expected before the end of 2015. Upon receipt of FDA approval, we intend to market the QLCA and the Cardiovascular Tests through a major IVD distributor. We have initiated preliminary discussions with several of the Tier 1 IVD companies, and we anticipate that we will commence negotiations with one or more distribution partners before we receive FDA approval. In accordance with industry practice, we intend to enter into a license agreement with our distribution partner for the manufacture and distribution of our products.

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

On January 19, 2009 CardioGenics Inc., one of our Canadian subsidiaries, entered into a Supply, Development & Distribution Agreement with Merck Chimie S.A.S. (“Merck Chimie”) (the “Merck Agreement”), pursuant to which CardioGenics is required to furnish Merck Chimie with certain quantities of CardioGenics’ proprietary silver-coated paramagnetic beads (the “CardioGenics Test Samples”), which Merck Chimie is then required to encapsulate, on a test-basis, using Merck Chimie’s proprietary encapsulation process. After Merck Chimie selects the best encapsulation process, Merck Chimie agreed to then establish the manufacturing parameters for the final encapsulated beads (the “Merck Encapsulated Beads”) and thereafter scale-up production for commercial distribution of the Merck Encapsulated Beads. Currently, Merck Chimie has concluded that magnetic beads encapsulated in CardioGenics meet the product specifications for commercial products. Marketing these magnetic beads has not commenced yet as both Merck Chemie and CardioGenics have not agreed on the terms of the final agreement.

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

Regulation

CardioGenics Products

Our QL Analyzer, Cartridge and Tests are classified as medical devices. Our beads are reagents of medical testing equipment. Accordingly, they are subject to a number of regulations in the jurisdictions where our products are targeted to be sold.

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

Competition

CardioGenics Competitors

Numerous companies provide Point Of Care (POC) products, many with cardiovascular test offerings. . However, in terms of quantitative POC products, few companies operate in this space with marketed devices. These include:

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

Research and Development

Our efforts are focused on the development of our QLCA and our cardiovascular tests and the commercialization of our beads. Over the years 2014 and 2013 we incurred net expenses of $500,935 and $419,364, respectively, on those efforts.

Website Technical Information

Our CardioGenics website (www.cardiogenics.com) and the website of our wholly owned subsidiary, LuxSpheres (www.luxspheres.com), are maintained by us internally and are hosted by DreamHost, which has hosting facilities located in Brea, California.

Employees

As of October 31, 2014, we had four 4 employees, none of whom have an employment agreement with the Company.

Financing Arrangements

None.

Increase in Authorized Shares

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The requirements of being a public company may strain our resources and distract our management

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Management has identified the following material weaknesses in our internal controls over financial reporting; 1) lack of documented policies and procedures; 2) lack of resources to account for complex and unusual transactions; 3) there is no effective separation of duties, which includes monitoring controls, between the members of management; and 4) lack of effective review of consolidated financial statements.

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

Our independent registered accounting firm, in their audit report related to our financial statements for the fiscal year ended October 31, 2014, expressed substantial doubt about our ability to continue as a going concern

As a result of our continued losses, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the fiscal year ended October 31, 2014, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of the going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

The Company currently has outstanding warrants to purchase 8,457,500 shares of our Common Stock at exercise prices ranging from $0.10 to $1.00 per share. Accordingly, if such warrants are exercised, in whole or in part, prior to their expiration dates, you may experience substantial dilution upon exercise of these warrants. In addition, the likelihood of such dilution may be accelerated if the price of our Common Stock increases to a level greater than the exercise price of these warrants.

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

The prior shareholders of CardioGenics (which includes our current named directors and officers) own, directly or indirectly, a significant percentage of our outstanding common stock (see beneficial ownership table in Item 12). While their percentage would decline over time if, and to the extent, new shares of our common stock are issued, you should expect these persons to exert continuing influence over all matters requiring shareholder approval, including the election of directors. You may have little to no practical control over such matters.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. Properties

Our executive and administrative headquarters are currently located at 6295 Northam Drive, Units 7, 8, and 9 Mississauga, Ontario L4V 1W8 Canada. We rent this space at a cost of US$ 49,891 per year.

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

Item 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM. 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

For the period covered below, our common stock was traded on the OTC Bulletin Board under the symbol CGNH. The following table reflects the reported quarterly high and low sales prices of our common stock from October 31, 2013 through October 31, 2014. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions

Fiscal Year Ending October 31, 2014
Quarter Ended	High $	Low $
October 31, 2014	0.20	0.08
July 31, 2014	0.20	0.10
April 30, 2014	0.24	0.13
January 31, 2014	0.35	0.17
Fiscal Year Ending October 31, 2013
Quarter Ended	High $	Low $
October 31, 2013	0.26	0.16
July 31, 2013	0.40	0.19
April 30, 2013	0.30	0.16
January 31, 2013	0.24	0.13

On February 9, 2015, the closing bid price for our common stock was $0.02. Pursuant to an amendment to our Articles of Incorporation filed in Nevada on January 17, 2013 our Class B common stock was deauthorized and is no longer available for issuance.

As of February 9, 2015, there were 58,517,870 shares of our common stock outstanding. There was also outstanding 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 Exchangeable Shares, which are exchangeable into 24,176,927 shares of our common stock.

As of February 9, 2015, there were 1,878 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. Our transfer agent is Transfer Online. The transfer agent’s address is 512 SE Salmon Street, Portland, OR 97214-3444.

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

(a) On September 15, 2014, a shareholder converted $115,452.05 under his debenture with the Company ($100,000 in principal and $15,452.05 in accrued interest) into Common Stock of the Company at a conversion price of $0.11 per share. The conversion resulted in the issuance to the shareholder of 1,049,565 shares of Common Stock and the cancellation of the debenture. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(2) of the Securities Act.

(b) On September 17, 2014, a shareholder converted $550,797.87 under his debenture with the Company ($500,000 in principal and $50,797.87 in accrued interest) into Common Stock of the Company at a conversion price of $0.11 per share. The conversion resulted in the issuance to the shareholder of 5,007,253 shares of Common Stock and the cancellation of the debenture. The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(2) of the Securities Act.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended October 31, 2014.

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

The financial statements contained herein include the results CardioGenics, Inc. and its subsidiaries (“CardioGenics, Inc.”) and CardioGenics Holdings, Inc. and its subsidiaries (“CardioGenics Holdings, Inc.”) (the latter from July 31, 2009, date of acquisition) which are collectively referred to as the “Company” or “ CardioGenics”.

CardioGenics develops technology and products targeting the immunoassay segment of the In-Vitro Diagnostic testing market. CardioGenics has developed the QL Care Analyzer, a proprietary point-of-care immuno-analyzer, which will run a number of diagnostic tests under development by CardioGenics, the first of which will be a series of cardiovascular diagnostic tests. As part of its core proprietary technology, CardioGenics has also developed a proprietary method for silver coating paramagnetic microspheres (a fundamental platform component of immunoassay equipment), which improve instrument sensitivity to light. CardioGenics’ principal offices are located in Mississauga, Ontario, Canada.

With the acquisition of CardioGenics, the Company’s business is now refocused on developing technologies and products for the point-of-care In Vitro Diagnostics market.

On January 17, 2013 the Company’s Board of Directors approved an increase in the authorized common shares to 150,000,000.

Results of Operations for the Years Ended October 31, 2014 and October 31, 2013

The following table sets forth the Company’s results of operations for the years ended October 31, 2014 and October 31, 2013:

	Years Ended October 31,
	2014	2013

Revenue	$--	$--

Operating Expenses:
Depreciation and amortization of property and equipment	10,803	14,484
Amortization of patent application costs	10,300	7,285
General and administrative	451,468	1,886,669
Cost of settlement of lawsuit	--	199,000
Research and product development, net of investment tax credits	500,935	419,364
Total operating expenses	973,506	2,526,802

Operating loss	(973,506)	(2,526,802)

Other Expenses:
Interest expense and bank charges (net)	1,841,373	300,119
Loss (Gain) on change in value of derivative liability	(142,054)	116,663
Loss (Gain) on foreign exchange transactions	7,051	(6,647)
Total other expenses	1,706,370	410,135

Net Loss	$(2,679,876)	$(2,936,937)

Revenues

The Company realized no revenues in the current and preceding years.

Operating expenses

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The change in general and administrative expenses is attributable primarily to a decrease in consulting fees.

Research and product development costs, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The increase in research and development expenses is attributable primarily to a reversal of approximately $80,000 for the Canadian refundable tax credit acquired or received (which is netted against those expenses) in prior years.

Cost of settlement of lawsuit

On January 3, 2014, the Company and a former employee agreed to a settlement of all claims which said employee had against the Company As a result, the consolidated statement of operations for the year ended October 31, 2013 reflects a charge of $199,000 for the cost of settlement of the lawsuit.

Other expenses

Loss (Gain) on foreign exchange transactions

The Company conducts the majority of its transactions in Canadian dollars. The foreign exchange (gain) loss (2014-$7,051, 2013-($6,647)) results from currency movements on transactions settled during the year.

Interest Expense

Interest expense was higher in 2014 than 2013 because of the notes and debentures payable.

The majority of the debentures were issued in the third quarter of 2013 so that the interest and discount in the 2014 period was substantially higher than that in 2013. Modification of debentures terms to induce the conversion of debentures also resulted in incremental expenses of $745,121.

Liquidity and Capital Resources

For the year ended October 31, 2014, the Company incurred a net loss of approximately $2,680,000 (2013-$2,937,000) and a cash flow deficiency from operating activities of approximately $597,000 (2013-$719,000). The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our consolidated financial statements.

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

Our current annual cash requirement is approximately $900,000. The cash balance at year end was $70,767 meaning that we had sufficient cash reserves to cover less than 1 month’s operations, assuming no revenue over the period.

During the year, the following cash investments were made in the Company:

1.	a shareholder who is also an officer advanced $31,052 to the Company in the form of a note carrying interest at 10% with a term of three years;

2.	a shareholder advanced $100,000 to the Company in the form of a note carrying interest at 10% with no specific terms of repayment;

3.	a shareholder purchased 200,000 common shares for $50,000.

4.	JMJ Financial advanced $110,000 to the Company in the form of notes bearing interest at 5% with a term of one year. The notes are convertible at any time to common shares at a price equal to 60% of the lowest trading price in the twenty five days prior to conversion date; and;

5.	LG Capital LLP and Adar Bays LLP each advanced $52,500 to the Company in the form of a note bearing interest at 8% with a term of one year. The note is convertible at any time to common shares at a price equal to 58% of the lowest trading price in the ten days prior to conversion date.

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

2014

None

2013

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Our management conducted an evaluation of the effectiveness of disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of October 31, 2014 primarily due to material weaknesses in internal controls over financial reporting (see below).

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

Our management concluded that as at October 31, 2014 our internal control over financial reporting was not effective based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission in 1992. Management has identified the following material weaknesses in our internal control over financial reporting:

●	lack of documented policies and procedures;

●	lack of resources to account for complex and unusual transactions;

●	there is no effective separation of duties, which includes monitoring controls, between the members of management; and

●	lack of effective review of the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending October 31, 2014. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board of Directors and Executive Officers

Name	Age	Position
Yahia Gawad	56	Director & Chief Executive Officer

J Neil Tabatznik	64	Director/Acting Chairman

Linda J. Sterling	53	Director & Secretary

James A. Essex	66	Chief Financial Officer

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

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2014, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

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

Summary Compensation Table

The following table provides information concerning compensation of CardioGenics’ named executives for CardioGenics’ last two completed fiscal years ending October 31, 2013 and 2014.

Name & Principal Position	Year	Salary $		Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Dr. Yahia Gawad, Chief Executive Officer	2014 2013	137,137 147,495	(1) (1)	— —	— —	— —	— —	— —	— —	137,137 147,495

James A. Essex, Chief Financial Officer	2014 2013	32,913 35,173	(1) (1)	— —	— —	— —	— —	— —	— —	32,913 35,173

Linda J. Sterling, Secretary	2014 2013	0 25,078	(1) (1)	— —	— —	— —	— —	— —	— —	0 25,078

(1)	Compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended October 31, 2014 and October 31, 2013. Compensation for the CEO and the CFO in the amounts of $114,280 and $27,427 included in the above has not been paid in cash but rather has been accrued on the books of the Company.

Employment Agreements

We currently do not have written employment agreements with any of our current officers or executive personnel.

Outstanding Equity Awards at October 31, 2014 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date

None

Director Compensation

Non-Employee Directors’ Compensation

In fiscal 2014 our policy for compensation of non-employee directors was as follows:

1.	Non-employee directors do not receive an annual cash base retainer.

2.	At the discretion of the full Board of Directors, nonemployee directors may receive shares of the Company’s common stock. The number and terms of such shares is within the discretion of the full Board of Directors.

3.	Directors who are officers or employees of CardioGenics do not receive separate consideration for their service on the Board of Directors.

Fiscal Year 2013 Director Compensation Table

Name	Stock Award As Director $	Stock Award (Other) $	Total(1) $

J. Neil Tabatznik	0	0	0

(1)	As of October 31, 2014, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Tabatznik (561,648).

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

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of February 9, 2015, and the address for each director and executive officer of the Company is: c/o CardioGenics Holdings Inc., 6295 Northam Drive, Unit 8, Mississauga, Ontario L4V 1W8. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Common Stock			Series 1 Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding(2)	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding
Directors
J. Neil Tabatznik	3,934,395	(3)	4.8%	—		—

Named Executive Officers
Yahia Gawad	21,190,898	(4)	25.7%	—		—
Linda J. Sterling	1,801,452	(5)	2.2%	—		—
James Essex	987,258	(6)	1.2%	—		—
All directors and named executive officers as a group (4 persons)	27,887,245	(7)	33.9%	—		—

5% Stockholders
Weirfoulds LLP	—		—	1	(8)	100%
Paul H. Saunders	7,047,565	(9)	8.6%	—		—

*Less than 1%

(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock and Series 1 Preferred Stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after February 9, 2015 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of Common Stock or Series 1 Preferred Stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock or Series 1 Preferred Stock.

(2)	Based on 82,694,797 shares of Common Stock outstanding as of February 9, 2015, which includes 24,176,927 shares of Common Stock into which all outstanding Exchangeable Shares are exchangeable at any time.

(3)	J. Neil Tabatznik beneficially owns 3,934,395 shares of Common Stock, including (i) 1,725,356 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) 2,209,039 shares of Common Stock.

(4)	Yahia Gawad beneficially owns 21,190,898 shares of Common Stock, including (i) 17,478,553 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) 3,712,542 shares of Common Stock.

(5)	Linda J. Sterling beneficially owns 1,801,452 shares of Common Stock, including (i) 1,301,032 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) 500,420 shares of Common Stock.

(6)	James Essex beneficially owns 987,258 shares of Common Stock, including (i) 345,791 shares of Common Stock issuable upon exchange of 1 Exchangeable Shares and (ii) 641,467 shares of Common Stock.

(7)	See notes 2 through 6 above.

(8)	Weirfoulds LLP, as trustee pursuant to the Voting Trust Agreement (the “Trustee”), beneficially owns the 1 outstanding share of Series 1 Preferred Stock, which provides the Trustee voting power with respect to all outstanding Exchangeable Shares in accordance with the terms of the Voting Trust Agreement. The voting rights with respect to any Exchangeable Share may be exercised by the Trustee or, alternatively, the holder of the Exchangeable Share may exercise their voting rights directly. Under the Voting Trust Agreement, the Trustee may exercise the voting rights of the Exchangeable Shares only with the instruction of the holder of the Exchangeable Share. As of February 9, 2015, the Exchangeable Shares are exchangeable at any time into 24,176,927 shares of Common Stock. Weirfoulds LLP’s address is 1600-130 King Street, The Exchange Tower, Toronto, Ontario, M5X 1J5.

(9)	Paul H. Saunders’ address is 2700 North Ocean Drive, 9A, Singer Island, Florida 33404.

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of October 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

Equity Compensation Plans not approved by security holders	__	__	30,000	(1)

TOTAL	__	__	30,000

(1)	The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 600,000 shares of Common Stock. Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

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

Certain Relationships and Related Transactions

CardioGenics Holdings Inc. (the “Company”) issued 3,370,749 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) to certain officers and directors of the Company in connection with their conversion of certain 10% Convertible Debentures held by such officers and directors in the aggregate amount of CAD$406,069.86 (the “Debentures”). This includes CAD$355,000 of aggregate principal plus aggregate accrued interest, through September 17, 2014, of CAD$51,069.86). Although the Debentures were denominated in Canadian dollars, the outstanding principal and accrued interest under the Debentures were converted into U.S. dollars, at a rate of CAD$1.00 = USD$0.913, for purposes of computing the shares to be issued as a result of the conversions. The Debentures were held by J. Neil Tabatznik, the Chairman of the Company’s Board of Directors, Dr. Yahia Gawad, the Company’s CEO and a director of the Company, James Essex, the Company’s Chief Financial Officer and Linda J. Sterling, the Company’s Secretary and a director of the Company. The Debentures were surrendered for conversion pursuant to the terms of the Debentures and letter agreements between the Company and the Debenture holders dated September 2014, which reduced the conversion price of the Debentures from $0.25 per share of Common Stock to $0.11 per share of Common Stock in consideration for the Debenture holders converting the outstanding principal amount of the Debentures, plus accrued interest through September 17, 2014.

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

ITEM 14. Principal Accounting Fees and Services

CohnReznick LLP has been appointed as our independent public accountants for the years ended October 31, 2014 and 2013 by unanimous approval of our board of directors.

The following table sets forth the aggregate fees paid by CardioGenics for the fiscal years ended October 31, 2014 and 2013 to our independent auditors:

	Fiscal Year Ended October 2014		Fiscal Year Ended October 2013
Audit Fees	$105,000	(1)	$111,026
Audit Related Fees	--		--
Tax Fees	--		--
All Other Fees	--		--
Total	$105,000		$111,026

(1)	Represents fees billed for audit and review of interim financial statements.
(2)	CohnReznick LLP did not provide and did not bill for any tax services and audit related services.

All Other Fees

There were no other fees billed by CohnReznick LLP in the years ended October 31, 2014 or 2013.

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

The services provided for 2014 were 57% audit services and 43% audit related fees. The services provided above for 2013 were 54% audit services and 46% audit related fees.

Part IV

ITEM 15. Exhibits AND Financial Statement Schedules

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on June 19, 2006.

3.2	Bylaws of Registrant. Incorporated by reference to the Registrant’s Form SB-2 filed with the SEC on September 30, 1999.

3.3	Certificate of Designation of Series 1 Preferred Stock of Registrant. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

3.4	Articles of Amendment of CardioGenics ExchangeCo Inc. effective July 14 2009 and Articles of Incorporation of CardioGenics ExchangeCo Inc. Effective May 22, 2009.

3.5	Certificate of Amendment to Articles of Incorporation of Registrant. Incorporated by reference to the Registrant’s Form DEF 14C filed with the SEC on September 9, 2009.

4.1	Form of Common Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

4.2	Form of Series 2 Class B Stock Certificate. Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on November 8, 2005.

10.1	1999 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed with the SEC on May 1, 2002.

10.2	Share Purchase Agreement dated May 22, 2009 between Registrant, CardioGenics ExchnageCo Inc., CardioGenics Inc. And Yahia Gawad, Principal Shareholder of CardioGenics Inc.

10.3	Voting and Exchange Trust Agreement dated July 6, 2009 among Registrant, CardioGenics ExchangeCo Inc. and Weirfoulds LLP. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.4	Support Agreement dated July 6, 2009 between Registrant and CardioGenics ExchangeCo Inc. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 6, 2009.

10.5	Employment agreement dated July 31, 2009 between Registrant and Dr. Yahia Gawad.

10.6	LLC Membership Interest Purchase Agreement dated February 10, 2010 between Registrant and Rothcove Partners LLC.

10.7	Form of Convertible Debenture Unit Purchase Agreement (Including Forms of Convertible Debenture and Warrant) by and between the Registrant and the purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on March 4, 2013.

10.8	Form of Convertible Debenture Unit Purchase Agreement (Including Forms of Convertible Debenture and Warrant) by and between the Registrant and the purchasers named therein. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 3, 2013.

10.9	Form of Interest Escrow Account Agreement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on June 3, 2013.

10.10	Investment Agreement, dated as of September 27, 2013, by and between Registrant and Dutchess Opportunity Fund, II, LP. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on October 3, 2013.

10.11	Registration Rights Agreement, dated as of September 27, 2013, by and between Registrant and Dutchess Opportunity Fund, II, LP. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on October 3, 2013.

14.1	Code of Ethics. Incorporated by reference into the Registrant’s Form 10-KSB filed with the SEC on November 13, 2003.

21.1	Subsidiaries of Registrant. Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on January 31, 2011.

23.1	Consent of CohnReznick LLP*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

CardioGenics Holdings Inc.

Table of Contents

October 31, 2014 and 2013

Consolidated Financial Statements

CardioGenics Holdings Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CardioGenics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CardioGenics Holdings Inc. and Subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings, Inc. and Subsidiaries as of October 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP
Roseland, New Jersey
February 12, 2015

CardioGenics Holdings Inc.

Consolidated Balance Sheets

	October 31, 2014	October 31, 2013
Assets

Current Assets
Cash and Cash Equivalents	$70,676	$263,103
Accounts Receivable	228	246
Refundable Taxes Receivable	2,625	3,302
Government Grants and Investment Tax Credits Receivable	▬	60,104
	73,529	326,755
Long-Term Assets
Deposits and Prepaid Expenses	45,576	49,267
Property and Equipment, net	42,693	53,496
Patents, net	108,132	118,432
	196,401	221,195
Total Assets	$269,930	$547,950

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$1,020,809	$1,050,115
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholders	131,052	▬
Notes Payable, net of debt discount	71,863	11,983
Derivative Liability on Notes Payable	201,260	99,702
	1,424,988	1,161,804
Long-Term Liabilities
Debentures Payable	▬	303,190
	▬	303,190
Total Liabilities	1,424,988	1,464,994

Commitments and Contingencies

Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 47,383,379 and 34,726,668 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as at October 31, 2014 and 2013 respectively	692	565

Additional paid-in capital	46,505,954	44,514,000

Deficit accumulated during development stage	(47,637,746)	(44,957,870)

Accumulated other comprehensive loss	(23,958)	(117,515)

Total deficiency attributable to CardioGenics Holdings Inc.	(1,115,058)	(560,820)
Non-controlling interest		(356,224)
Total deficiency	(1,115,058)	(917,044)
Total liabilities and deficiency	$269,930	$547,950

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Operations

For the Years Ended October 31, 2014 and 2013

	For the Years Ended
	October 31,
	2014		2013

Revenue	$	▬	$	▬

Operating Expenses
Depreciation and Amortization of Property and Equipment		10,803		14,484
Amortization of Patent Application Costs		10,300		7,285
General and Administrative		451,468		1,886,669
Research and Product Development, Net of Investment Tax Credits		500,935		419,364
Cost of Settlement of Lawsuit		▬		199,000
Total operating expenses		973,506		2,526,802
Operating Loss		(973,506)		(2,526,802)

Other Expenses
Interest Expense and Bank Charges (Net)		1,841,373		300,119
Loss (Gain) on Change in Value of Derivative Liability		(142,054)		116,663
Loss (Gain) on Foreign Exchange Transactions		7,051		(6,647)
Total other expenses		1,706,370		410,135
Net Loss		(2,679,876)		(2,936,937)
Net Loss Attributed to Non-Controlling Interest		▬		18,290
Net Loss Attributed to CardioGenics Holdings Inc.		(2,679,876)		$(2,918,647)

Basic and Fully Diluted Net Loss per Common Share		$(0.04)		$(0.05)
Weighted-average number of Common Shares		61,701,832		57,171,924

See notes to consolidated financial statements.

F-3

CardioGenics Holdings Inc.

Consolidated Statements of Comprehensive Loss

For the Years Ended October 31, 2014 and 2013

	Years Ended
	October 31,
	2014	2013

Net Loss	$(2,679,876)	$(2,936,937)
Net Loss attributable to non-controlling interest	▬	18,290
	(2,679,876)	(2,918,647)

Other comprehensive income (loss), currency translation adjustments	93,557	49,122

Comprehensive loss	$(2,586,319)	$(2,869,525)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Deficiency

For the Years Ended October 31, 2014 and 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Deficiency
Balance November 1, 2012	56,676,166	$543	$42,036,498	$(42,039,223)	$(166,637)	$(337,934)	$(506,753)
Issuance of common shares on conversion of notes payable May 2013	300,000	3	27,216				27,219
Issuance of common shares for services rendered June 2013	357,582	4	114,021				114,025
Issuance of common shares on conversion of notes payable July 2013	290,649	3	34,034				34,037
Issuance of common shares for services rendered August 2013	550,000	5	142,995				143,000
Issuance of warrants for services rendered August 2013			1,040,000				1,040,000
Issuance of common shares on conversion of notes payable September 2013	120,000	1	13,680				13,681
Issuance of warrants for services rendered September 2013			90,000				90,000
Issuance of common shares for cash October 2013 at $0.25	400,000	4	99,996				100,000
Issuance of common shares on conversion of notes payable October 2013	209,198	2	16,943				16,945
Value of warrants and beneficial conversion feature associated with debentures issued in the year			746,656				746,656
Settlement of derivative value of notes payable on conversion to common shares			151,961				151,961
Net loss attributable to non-controlling interest						(18,290)	(18,290)
Comprehensive Income (Loss):
Net Loss				(2,918,647)			(2,918,647)
Other Comprehensive Income							-
Currency Translation Adjustment					49,122		49,122
Total Comprehensive Income (Loss)				(2,918,647)	49,122		(2,869,525)
Balance October 31, 2013	58,903,595	$565	$44,514,000	$(44,957,870)	$(117,515)	$(356,224)	$(917,044)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Deficiency

For the years ended October 31, 2014 and 2013

				Deficit
				Accumulated
				During	Accumulated
			Additional	the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income (Loss)	Interest	Deficiency
Balance November 1, 2013	58,903,595	$565	$44,514,000	$(44,957,870)	$(117,515)	$(356,224)	$(917,044)
Issuance of common shares on conversion of notes payable January 2014	100,000	1	12,066				12,067
Issuance of common shares on settlement of suit January 2014	700,000	7	188,993				189,000
Issuance of common shares for cash January 2014	200,000	2	49,998				50,000
Issuance of common shares on conversion of shares of subsidiary	296,538	3	(356,227)			356,224	-
Issuance of common shares on conversion of notes payable February 2014	154,658	2	18,557				18,559
Issuance of common shares on conversion of notes payable March 2014	150,000	1	14,894				14,895
Issuance of common shares on conversion of notes payable April 2014	160,000	2	12,478				12,480
Issuance of common shares for services rendered March 2014	83,333	1	17,916				17,917
Issuance of common shares for services rendered April 2014	32,946	0	7,083				7,083
Issuance of common shares on conversion of notes payable May 2014	258,333	3	15,497				15,500
Issuance of common shares for services rendered July 2015	63,336	1	8,233				8,234
Issuance of common shares on conversion of notes payable August 2014	250,000	2	14,998				15,000
Issuance of common shares on conversion of debentures payable September 2014	9,427,567	94	1,035,239				1,035,333
Beneficial conversion charge from re-pricing of shares and warrants associated with converted debentures			745,121				745,121
Issuance of common shares for services rendered September 2014	500,000	5	67,495				67,500
Issuance of common shares on conversion of notes payable October 2014	280,000	3	13,487				13,490
Settlement of derivative value of notes payable on conversion to common shares			126,126				126,126
Comprehensive Income (Loss):
Net Loss				(2,679,876)			(2,679,876)
Other Comprehensive Income
Currency Translation Adjustment					93,557		93,557
Total Comprehensive Income (Loss)				(2,679,876)	93,557		(2,586,319)
Balance October 31, 2014	71,560,306	$692	$46,505,954	$(47,637,746)	$(23,958)		(1,155,058)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Cash Flows

Years Ended October 31, 2014 and 2013

	Years Ended
	October 31
	2014	2013

Cash flows from operating activities:
Consolidated net loss	$(2,679,876)	$(2,936,937)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	10,803	14,484
Amortization of Patent Application Costs	10,300	7,285
Loss (Gain) on Change in Value of Derivative Liability	(142,054)	116,663
Interest and Discount on Notes Payable	494,242	103,862
Amortization of Discount on Debentures Payable	615,252	112,609
Common Stock and Warrants Issued for Services Rendered	100,734	1,387,025
Beneficial conversion charge included in interest expense	745,121	▬
Changes in working capital items:
Account Receivable	18	191
Deposits and Prepaid Expenses	3,691	▬
Refundable Taxes Receivable	677	40,759
Government Grants and Investment Tax Credits
Receivable	60,104	16,931
Accounts Payable and Accrued Expenses	183,877	418,575
Net cash used in operating activities	(597,111)	(718,553)

Cash flows from investing activities:
Purchase of Property and Equipment	▬	(153)
Patent Application Costs	▬	(15,686)
Net cash used in investing activities	▬	(15,839)

Cash flows from financing activities:
Proceeds from Notes Payable	215,000	135,000
(Repayment) of Capital Lease Obligations	▬	(2,627)
Due to Shareholders	131,052	▬
Issue of Debentures	▬	700,000
Issue of Common Shares for Cash	50,000	100,000
Net cash provided by financing activities	396,052	932,373

Effects of exchange rate changes on cash and cash equivalents	8,632	38,113

Net increase (decrease) in cash and cash equivalents	(192,427)	236,094
Cash and cash equivalents, beginning of year	263,103	27,009
Cash and cash equivalents, end of year	$70,676	$263,103

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

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

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has a deficit accumulated at October 31, 2014 of approximately $47.6 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

3.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(c)	Government Grants and Investment Tax Credits Receivable

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

(d)	Property and Equipment

Property under capital leases and the related obligation for future lease payments are initially recorded at an amount equal to the lesser of fair value of the property or equipment and the present value of those lease payments. Property and equipment is depreciated using methods and rates as follows:

Furniture and Fixtures	20% declining balance
Lab Equipment	20% declining balance
Computer Equipment – Hardware	30% declining balance
Computer Equipment – Software	50% declining balance
Leasehold Improvements	Straight-line over the lesser of the life of the asset or the life of the lease

(e)	Patents

Capitalized patent costs represent legal and application costs incurred to establish patents. Capitalized patent costs are amortized on a straight-line method over the related patent term. As patents are abandoned, the net book value of the patent is written off.

(f)	Impairment or Disposal of Long-Lived Assets

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

(g)	Research and Development Costs

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

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

(h)	Income Taxes

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

(i)	Stock-Based Compensation

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

(j)	Net Loss Per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share.

(k)	Comprehensive Income (Loss)

Other comprehensive income (loss), which includes only foreign currency translation adjustments, is shown in the Statements of Deficiency.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

(l)	Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

(m)	Use of Estimates

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

(n)	Foreign Currency Translation

The Company maintains its accounting records for its Canadian operations in Canadian dollars. Transactions in United States dollars (“USD”) are translated into Canadian dollars at rates in effect at the date of the transaction and gains or losses on such transactions are recorded at the time of settlement in the statement of operations.

The Company’s reporting currency is the USD. Foreign denominated assets and liabilities of the Company are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ deficiency and a weighted average of exchange rate in effect during the period for expenses, gains and losses. Adjustments that arise from translation into the reporting currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ deficiency.

(o)	Financial Instruments

The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Long-term debt and convertible debentures approximate their fair value based upon recent issuances of the underlying debt.

(p)	Revenue Recognition

Revenue included in these consolidated financial statements is derived from sales of paramagnetic beads and is recognized on shipment to customers.

(q)	Derivative Instruments

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

(r)	Beneficial Conversion Charge

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

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

(s)	Recently Issued Accounting Standards

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

4.	Property and Equipment

The costs and accumulated depreciation and amortization of property and equipment are summarized as follows:

	October 31
	2014	2013

Furniture and Fixtures	$12,120	$12,120
Lab Equipment	168,481	168,481
Computer Hardware	19,490	19,490
Computer Software	8,433	8,433
Leasehold Improvements	91,269	91,269
Total Property and Equipment	299,793	299,793
Less Accumulated Depreciation and Amortization	257,100	246,297
Property and Equipment, Net	$42,693	$53,496

Depreciation and amortization expense amounted to $10,803 and $14,484 for the years ended October 31, 2014 and 2013, respectively.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

5.	Patents

The costs and accumulated amortization of patents are summarized as follows:

	October 31
	2014	2013

Patents	$144,022	$144,022
Less: Accumulated Amortization	(35,890)	(25,590)
Patents, Net	$108,132	$118,432

Weighted-Average Life	7 Years	7 Years

Amortization expense amounted to $10,300 and $7,285 for the years ended October 31, 2014 and 2013, respectively. Amortization expense is expected to be approximately $10,300 per year for the years ended October 31, 2015 through 2019.

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

The Company has incurred losses in Canada since inception which have generated net operating loss carryforwards (“NOLs”) for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of October 31, 2014 were $7,922,318 (2013 - $7,250,448) which will expire from 2015 through 2034.

All fiscal years except 2013 have been assessed. Research and development tax credit for 2012 for which the Company received a refund of $81,460 is being refuted by Canadian taxation authorities. The Company is disputing the position taken by the taxation authorities but has established a reserve against possible repayment.

As of October 31, 2014 and 2013, the Company had (“NOLs”) from US sources of approximately $44,784,000 and $42,860,000, respectively, available to reduce future Federal taxable income which will expire from 2020 through 2034. With certain exceptions, the Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2008. Returns for the years 2008 through 2014 are yet to be filed.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

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

For the years ended October 31, 2014 and 2013, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

As of October 31, 2014 and 2013, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	October 31
	2014		2013

Temporary:
Property and equipment		$(24,092)		$(18,951)
Net operating loss carryforwards		18,640,188		16,600,883
Unrealized foreign exchange		23,175		17,861
Investment tax credits		402,189		402,189
Transitional tax debits		(25,076)		(25,076)
Unrealized loss (gain) on derivative liability		(37,181)		11,117

Total Deferred Tax Assets		18,979,203		16,988,023
Valuation Allowance		(18,979,203)		(16,988,023)
Net Deferred Income Taxes	$	▬	$	▬

A reconciliation of the Canadian combined statutory rate to the Company’s effective tax rate for the years ended October 31, 2014 and 2013 is as follows:

	October 31
	2014	2013

Statutory rate	28%	28%
Decrease in income tax rate resulting from:
Rate differences	▬	▬
Changes in tax rate	▬	▬
Other	▬	▬
Permanent differences	(1.3)%	(5.2)%
Change in valuation allowance	(26.7)%	(22.8)%
Effective tax rate	0.0%	0.0%

8.	Accounts Payable and Accrued Expenses

	October 31
	2014	2013

Accounts Payable	$289,054	$253,618
Income Tax Reserve	321,460	220,000
Research and Development	17,004	34,901
Investor Relations	11,738	20,602
Patent Application Costs	5,026	10,430
Legal Fees	316,127	273,731
Settlement of Lawsuit	▬	199,000
Accounting Fees	60,400	37,833
Total	$1,020,809	$1,050,115

9.	Stock-Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for each of the years ended October 31, 2014 and 2013 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2012	30,000	$0.90
Granted	▬	▬
Forfeited/expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2013	30,000	$0.90
Granted	▬	▬
Forfeited/expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2014	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at October 31, 2014 and 2013.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company granted no stock options during the years ended October 31, 2014 and 2013.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

The following table summarizes information on stock options outstanding at October 31, 2014

Options Outstanding and Exercisable
	Weighted
Number	Weighted	Average
Outstanding	Average	Remaining	Aggregate
at	Exercise	Life	Intrinsic
October 31, 2014	Price	(Years)	Value
30,000	$0.90	4.75
30,000		4.75	$0

		For the Year Ended October 31,
		2014		2013
Weighted Average Fair Value of Options Granted	$	▬	$	▬
Cash Received for Exercise of Stock Options	$	▬	$	▬

The intrinsic value is calculated as the difference between the market value as of October 31, 2014 and the exercise price of the shares. The market value as of October 31, 2014 was $0.10 as reported by the OTC Bulletin Board.

10.	Notes Payable

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

On May 23, 2014 the Company issued promissory notes (the “LG Notes”) to LG Capital Funding, LLC and Adar Bays, LLC (collectively the “Holders”) in the amount of $52,500 each bearing interest at 8% annually due May 23, 2015. The LG Notes and accrued interest may be converted into shares of common stock of the Company at a 42% discount to the lowest closing bid with a 12 day look back. The LG Notes may be prepaid with the following penalties: (i) if the Notes are prepaid within 60 days of the issue date, then at 130% of the face amount plus any accrued interest; (ii) if the LG Notes are prepaid after 60 days after the issue date but less than 181 days after the issue date, then at 140% of the face amount plus any accrued interest. The LG Notes may not be prepaid after the 180th day after issue.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

A summary of the Notes at October 31, 2014 and 2013 is as follows:

	October 31, 2014	October 31, 2013

Convertible Note Payable, due June 27, 2014	$-	$25,000
Convertible Note Payable, due September 26, 2014	-	35,000
Convertible Note Payable, due February 20, 2015	12,529	-
Convertible Notes Payable, due May 23, 2015	105,000	-
Convertible Note Payable, due June 23, 2015	40,000	-
Convertible Note Payable, due October 22, 2015	35,000	-
Debt Discount - value attributable to conversion feature attached to notes, net of accumulated amortization of $71,863 and $11,983	(120,666)	(48,017)
Total	71,863	11,983
Less: Current portion	71,863	11,983
Total Long-term portion	$-	$-

As described in further detail in Note 11, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. The discount to the Notes is amortized to Loss (Gain) on Change in Value of Derivative Liability over the life of the Note or until conversion. The amount charged to Loss (Gain) on Change in Value of Derivative Liability for the year was $(142,054). Upon conversion of the Notes and related interest and original issue discount to common stock, any remaining unamortized discount is charged to financing expense. During the year ended October 31, 2014, Notes in the principal amount of $83,459 plus interest and original issue discount totaling $18,532 were exchanged for 1,352,991 common shares.

11.	Derivative Liabilities

Convertible notes - embedded conversion features:

The Notes meet the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument is comprised of i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivatives derive their value based on the underlying fair value of the Company’s common stock. The embedded derivatives are not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with these derivatives are based on the common stock fair value.

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $369,738 (2013- $135,000) during the year ended October 31, 2014. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying consolidated statements of operations.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.058 per share for the LG Notes and $0.06 for JMJ Notes according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 170% to 195%, as of October 31, 2014. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

13.	Fair Value Measurements

As defined by the Accounting Standard Codification, fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of October 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	October 31, 2014	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	October 31, 2014
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$201,260	$201,260	$(142,054)

The Company utilizes the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability associated with the convertible note obligation. The Company considers them to be Level 3 instruments. The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the derivative liability at October 31, 2014:

Fair value	$0.058-.060
Expected volatility	162-169%
Dividend yield	-
Expected term (in years)	.31-.94
Risk-free interest rate	11%

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the year ended October 31, 2014.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

	2014	2013
Balance at beginning of year	$99,702	$-
Additions to derivative instruments	369,738	135,000
Change in fair value of derivative liabilities	(142,054)	116,663
Settlements	(126,126)	(151,961)
Balance at end of year	$201,260	$99,702

14.	Debentures Payable

In February 2013, loans from shareholder/directors in the amount of $288,584 were converted on a dollar-for-dollar basis for Series A Convertible Debenture Units (the “A Units”). Each A Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 2 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.25 per share at any time up to three years.

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

The Company allocated proceeds of $306,900 to the fair value of the warrants using a Black Scholes model with the following assumptions: conversion price $0.25 or $0.15 per share according to the agreements; risk free interest rate of .18%; expected life of 3 years; expected dividend of zero; a volatility factor of 176% to 195%, as of October 31, 2013 and the remaining $343,996 to the fair value of the Series B Convertible Debentures. Based on the excess of the aggregate fair value of the common shares that would have been issued if the Series B Convertible Debentures had been converted immediately over the proceeds allocated to the Series B Convertible Debentures, the investors received a beneficial conversion feature that had an aggregate intrinsic value of $343,996 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $650,896 in connection with the issuance of the Series B Convertible Debentures and warrants.

On September 17, 2014, the Series A and Series B Convertible Debentures plus acquired interest were converted to 9,427,576 common shares. The conversion price of both Series A and Series B Convertible Debentures was reduced to $0.11 at the conversion date.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

The reduction in conversion price from $0.25 to $0.11 to induce the conversion resulted in additional beneficial conversion charge of $745,121 during the year ended October 31, 2014.

A summary of the Debentures at October 31, 2014 and 2013 is as follows:

	October 31, 2014	October 31, 2013
Series A Convertible Debentures Payable, interest at 10% per annum to maturity at February 27, 2016	-	$288,584
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at May 31, 2016	-	500,000
Series B Convertible Debentures Payable, interest at 10% per annum to maturity at June 3, 2016	-	148,653
Debt Discount	-	(634,047)
Total	-	303,190
Less: Current portion	-	-
Total Long-term portion	-	$303,190

Debt discount is amortized to Interest Expense over the life of the Debentures. The amount amortized to Interest Expense for the year ended October 31, 2014 was $ 219,400.

15.	Warrants

Outstanding warrants are as follows:

	October 31,
	2014	2013

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	$250,000	$250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.14 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants August 5, 2013, entitling the holders to purchase 2,500,000 common shares in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants August 5, 2013, entitling the holders to purchase 1,500,000 common shares in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant September 3, 2013, entitling the holder to purchase 500,000 common shares in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder October 29, 2013, entitling the holder to purchase 250,000 common shares in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder November 7, 2013, entitling the holder to purchase 1 common shares in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	-
Total Warrants outstanding	$8,457,500	$8,332,500

16.	Authorized Share Capital

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

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

17.	Issuance of Common Stock

During the year ended October 31, 2014 and 2013 the Company issued the following common shares:

	Year Ended October 31, 2014		Year Ended October 31, 2013
	# of shares	Amount	# of shares	Amount
Issuance to third parties for services rendered	679,615	$100,734	907,582	$257,025
Issuance to third parties for cash	200,000	$50,000	400,000	$100,000
Issuance to third parties on exercise of conversion of notes payable	1,352,991	$101,991	919,847	$91,882
Issued to debenture holders on exercise of conversion of debentures payable	9,427,576	$1,035,333	-	-
Issued to minority shareholders on exchange of their shares in subsidiary for shares in the Company.	296,538	-	-	-

The fair value of shares issued for services rendered were measured at the fair value of the services rendered on the date rendered.

18.	Redemption of Class B Common Stock

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

19.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted (loss) per share:

	Years Ended October 31,
	2014	2013

Weighted-average shares - basic	61,701,832	57,171,924
Effect of dilutive securities	▬	▬
Weighted-average shares - diluted	61,701,832	57,171,924

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

Basic (loss) per share (“EPS”) and diluted EPS for the years ended October 31, 2014 and 2013 have been computed by dividing the net (loss) available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debt representing 12,195,822 and 12,896,786 incremental shares, respectively, have been excluded from the years ended October 31, 2014 and 2013, respectively, computation of diluted EPS as they are antidilutive given the net losses generated.

20.	Commitments and Contingent Liabilities

Lease

The Company has entered into an operating lease agreement for the use of operating space.

Aggregate minimum annual lease commitments of the Company under the non-cancelable operating lease as of October 31, 2014 are as follows. (The Company is required in addition to pay a proportionate share of building operational expenses.) :

Year	Amount

2015	$49,891
2016	51,152
Thereafter	42,627
Total Minimum Lease Payments	$143,670

Lease expense amounted to $70,374 and $60,513 for the years ended October 31, 2014 and 2013, respectively.

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

21.	Supplemental Disclosure of Cash Flow Information

	For the Year Ended
	October 31,
	2014	2013
Cash paid during the period for:
Interest	$16,901	$28,116
Income Taxes	▬	▬
Non-cash financing activities:
Conversion of shareholder loan and accrued expenses to debentures	▬	255,000
Conversion of notes payable including principal, interest and original issue discount	101,991	91,882
Value of beneficial conversion feature and warrants issued with debentures issued during the year	745,121	746,656
Settlement of accrued legal by issuance of common shares	189,000	▬

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

22.	Subsequent Events

a.	In November 2014, $12,259 in principal amount of JMJ notes payable were converted to 299,679 common shares of the Company.

b.	In November 2014, the Company received $50,000 from Chicago Ventures in exchange for a note payable bearing interest at 10% due in one year, convertible into shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days.

c.	On November 20, 2014 the Company reached a Settlement with IBC Funds, LLC (“IBC”) whereby IBC agreed to pay $78,026 of the Company’s debts in exchange for the right to purchase shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days.

d.	In November 2014, $10,005 in principal amount of the IBC indebtedness was converted to 290,000 common shares of the Company.

e.	In December 2014, $15,000 in principal amount of LG Capital notes payable were converted to 690,281 common shares of the Company.

f.	In December 2014, $5,000 in principal amount of Adar Bays notes payable were converted to 287,356 common shares of the Company.

g.	In December 2014, $12,240 in principal amount of the IBC indebtedness was converted to 2,000,000 common shares of the Company.

h.	In December 2014, the Company received $50,000 from LG Capital in exchange for a note payable bearing interest at 8% due in one year, convertible into shares in the Company’s common stock at a 42% discount from the lowest closing price of the common shares over the prior 15 days.

i.	In January 2015, $39,360 in principal amount of the IBC indebtedness was converted to 4,000,000 common shares of the Company.

j.	In January 2015 $25,800 in principal amount of Adar Bays notes payable were converted to 1,761,660 common shares of the Company.

k.	In January 2015 $18,000 in principal amount of LG Capital notes payable were converted to 1,588,242 common shares of the Company.

l.	In February an officer of the Company exchanged $22,856 in shareholder’s loans for 227,273 common shares of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

By:	/s/ Yahia Gawad
Yahia Gawad
Chief Executive Officer

Dated: February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	DATE

/s/ Yahia Gawad	Chief Executive Officer	February 12, 2015
Yahia Gawad

/s/ James Essex	Chief Financial Officer	February 12, 2015
James Essex

49