Form 10-Q
period 2015-01-31
CardioGenics Holdings Inc.
filed 2015-03-24
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act. (Check one):

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

Yes [X] No [  ]

As of March 12, 2015 the Registrant had the following number of shares of its capital stock outstanding: 63,312,279 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended January 31, 2015

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

Condensed Consolidated Balance Sheets

	January 31, 2015	October 31, 2014
	(Unaudited)
Assets

Current Assets
Cash and Cash Equivalents	$84,620	$70,676
Accounts Receivable	202	228
Refundable Taxes Receivable	2,818	2,625
	87,640	73,529
Long-Term Assets
Deposits and Prepaid Expenses	40,976	45,576
Property and Equipment, net	40,707	42,693
Patents, net	102,869	108,132
	184,552	196,401
Total Assets	$272,192	$269,930

Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$955,790	$1,020,809
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholders	127,535	131,052
Notes Payable, net of debt discount	89,820	71,863
Derivative Liabilities on Notes Payable	647,729	201,260
Total Liabilities	1,820,878	1,424,988

Commitments and Contingencies

Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 58,300,597 and 47,383,379 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as of January 31, 2015 and October 31, 2014, respectively	801	692

Additional paid-in capital	47,029,465	46,505,954

Accumulated deficit	(48,698,576)	(47,637,746)

Accumulated other comprehensive income (loss)	119,624	(23,958)
Total Deficiency	(1,548,686)	(1,115,058)
Total liabilities and deficiency	$272,192	$269,930

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended January 31,
	2015		2014

Revenue	$	▬	$	▬

Operating Expenses
Depreciation and Amortization of Property and Equipment		1,986		2,743
Amortization of Patent Application Costs		2,379		1,726
General and Administrative		133,611		172,218
Research and Product Development, Net of Investment Tax Credits		67,720		85,483
Total operating expenses		205,696		262,170
Operating Loss		(205,696)		(262,170)

Other Expenses
Interest Expense and Bank Charges, Net		159,115		111,922
Loss (Gain) on Change in Value of Derivative Liability		652,348		(22,646)
Loss on Foreign Exchange Transactions		43,671		56,945
Total other expenses		855,134		146,221

Net Loss		$(1,060,830)		$(408,391)

Basic and Fully Diluted Net Loss per Common Share		$(0.01)		$(0.01)

Weighted-average shares of Common Stock outstanding		74,095,036		59,401,454

See notes to condensed consolidated financial statements.

F-2

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended January 31,
	2015	2014

Net Loss	$(1,060,830)	$(408,391)

Other comprehensive income, currency translation adjustments	143,582	104,878

Comprehensive loss	$(917,248)	$(303,513)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statement of Changes in Deficiency (unaudited)

	Three Months Ended January 31, 2015
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficiency
Balance November 1, 2014	71,560,306	$692	$46,505,954	$(47,637,746)	$(23,958)	$(1,155,058)
Issuance of common shares on conversion of notes payable November 2014	589,679	6	22,528			22,534
Issuance of common shares on conversion of notes payable December 2014	2,977,637	30	32,230			32,260
Issuance of common shares on conversion of notes payable January 2015	7,349,902	73	83,054			83,127
Settlement of derivative value of notes payable on conversion to common shares			385,699			385,699
Comprehensive Income (Loss):
Net Loss				(1,060,830)		(1,060,830)
Other Comprehensive Income
Currency Translation Adjustment					143,582	143,582
Total Comprehensive Income (Loss)				(1,060,830)	143,582	(917,248)
Balance January 31, 2015	82,477,524	$801	$47,029,465	$(48,698,576)	$119,624	$(1,548,686)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,060,830)	$(408,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,986	2,743
Amortization of Patent Application Costs	2,379	1,726
Loss (Gain) on Change in Value of Derivative Liability	652,348	(22,646)
Interest and Discount on Notes Payable	152,781	19,094
Amortization of Discount on Debentures Payable	-	63,078

Changes in working capital items:
Accounts receivable	26	15
Deposits and Prepaid Expenses	4,600	3,145
Refundable Taxes Receivable	(193)	(1,003)
Receivable	-	5,929
Accounts Payable and Accrued Expenses	36,733	119,250
Net cash used in operating activities	(210,170)	(217,060)

Cash flows from financing activities:
Proceeds from Notes Payable	185,276	-
Due to Shareholders	(3,517)	-
Issue of Common Shares for Cash	-	50,000
Net cash provided by financing activities	181,759	50,000

Effects of exchange rate changes on cash	42,355	25,740

Net increase (decrease) in cash and cash equivalents	13,944	(141,320)

Cash and cash equivalents, beginning of period	70,676	263,103

Cash and cash equivalents, end of period	$84,620	$121,783

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015 and 2014

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of January 31, 2015, their results of operations and cash flows for the three months ended January 31, 2015 and 2014, and the changes in deficiency for the three months ended January 31, 2015. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2014 and 2013 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 12, 2015 and from which the October 31, 2014 consolidated balance sheet was derived.

The results of the Company’s operations for the three months ended January 31, 2015 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2015.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at January 31, 2015 of approximately $48.7 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015 and 2014

While the Company believes it will be successful in obtaining the necessary financing to fund its operations and manage costs, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

3.	Summary of Significant Accounting Policies.

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes Payable. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with Accounting Standards Codification (“ASC”) 815. Derivative instrument liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of January 31, 2015 approximated $6,987,000, which will expire from 2016 through 2035. All fiscal years except 2013 have been assessed.

A research and development tax credit for 2012 for which the Company received a refund of $81,460 is being refuted by Canadian taxation authorities. The Company is disputing the position taken by the taxation authorities, but has established a reserve against possible repayment.

Returns required in the US for the years 2008 through 2014 are yet to be filed. As of January 31, 2015, the Company believes it has net operating loss carryforwards from US sources of approximately $44,624,000 available to reduce future Federal taxable income which will expire from 2019 through 2034 once all returns are filed.

For the three months ended January 31, 2015 and 2014, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015 and 2014

5.	Notes Payable

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

On May 23, 2014, the Company issued promissory notes (the “LG Notes”) to LG Capital Funding, LLC and Adar Bays, LLC (collectively the “Holders”) in the amount of $52,500 each bearing interest at 8% annually due May 23, 2015. The LG Notes and accrued interest may be converted into shares of the Common Stock of the Company at a 42% discount to the lowest closing bid with a 12 day look back. The LG Notes may be prepaid with the following penalties: (i) if the Notes are prepaid within 60 days of the issue date, then at 130% of the face amount plus any accrued interest; and, (ii) if the LG Notes are prepaid after 60 days after the issue date but less than 181 days after the issue date, then at 140% of the face amount plus any accrued interest. The LG Notes may not be prepaid after the 180th day after issue.

On November 12, 2014, the Company received $50,000 from Chicago Ventures in exchange for a note payable bearing interest at 10% due in one year, convertible into shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days.

On November 20, 2014, the Company reached a settlement with IBC Funds, LLC (“IBC”) whereby IBC agreed to pay $78,026 of the Company’s debts in exchange for the right to purchase shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days.

On December 15, 2014, the Company received $52,500 from LG Capital in exchange for a note payable bearing interest at 8% due in one year, convertible into shares in the Company’s common stock at a 42% discount from the lowest closing price of the common shares over the prior 15 days.

A summary of the Notes Payable at January 31, 2015 and October 31, 2014 follows:

	January 31, 2015	October 31, 2014
Convertible Note Payable, due February 20, 2015	$-	$12,529
Convertible Notes Payable, due May 23, 2015	41,200	105,000
Convertible Note Payable, due June 23, 2015 Convertible Note Payable, due October 22, 2015	40,000 35,000	40,000 35,000
Convertible Note Payable, due November 12, 2015	50,000	-
Convertible IBC Funds, LLC Payable, due November 21, 2015	16,421	-
Convertible Note Payable, due December 15, 2015	52,500	-
Debt Discount - value attributable to conversion feature attached to notes, net of accumulated amortization of $89,820 and $71,863	(145,301)	(120,666)
Total	89,820	71,863
Less: Current portion	89,820	71,863
Total Long-term portion	$-	$-

As described in further detail in Note 6, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. Upon conversion of the Notes to Common Stock, any remaining unamortized discount is charged to financing expense.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015 and 2014

6.	Derivative Liabilities

Convertible notes-embedded conversion features:

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $647,729 at January 31, 2015. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. The Company incurred a loss of $652,348 in the fair value for the three months ended January 31, 2015.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.024 + $0.026 per share according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 223% to 342%, as of January 31, 2015. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

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

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015 and 2014

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of January 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	January 31, 2015	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	January 31, 2015
Liabilities:
Derivative liability - Notes	$-	$-	$647,729	$647,729	$652,348

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the three months ended January 31, 2015 and 2014.

	2015	2014
Balance at beginning of period	$201,260	$99,702
Additions to derivative instruments	179,820	-
Change in fair value of derivative liabilities	652,348	(22,646)
Settlements	(385,699)	(18,400)
Balance at end of period	$647,729	$58,656

8.	Debentures Payable

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

In May and June 2013, the Company sold Series B Convertible Debenture Units (the “B Units”). Each B Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.15 at any time up to three years.

On September 17, 2004, the Series A and Series B Convertible Debentures plus accrued interest were converted to 9,427,576 common shares.

9.	Stock Based Compensation

Stock-based employee compensation related to stock options for the three months ended January 31, 2015 and 2014 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015 and 2014

Weighted
Average
Exercise
	Options	Price
Outstanding – October 31, 2013	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2014	30,000	$0.90
Granted	▬	▬
Forfeited/Expired	▬	▬
Exercised	▬	▬
Outstanding – January 31, 2015	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at January 31, 2015.

10.	Warrants

Outstanding warrants are as follows:

	January 31, 2015	October 31, 2014

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants in August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants in August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant in September 3, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder October 29, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder November 7, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	125,000
Total Warrants outstanding	8,457,500	8,457,500

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015 and 2014

11.	Issuance of Common Stock

On January 17, 2013, the Company’s articles of incorporation were amended to increase the total number of common and preferred shares authorized for issuance from 65,000,000 shares to 150,000,000 shares and 5,000,000 shares to 50,000,000 respectively, par value $0.00001 per share.

During the three months ended January 31, 2015, the Company issued the following common shares:

Issued on conversion of notes payable	10,917,218

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted loss per share:

	Three Months Ended January 31,
	2015	2014

Weighted-average shares - basic	74,095,036	59,401,454
Effect of dilutive securities	▬	▬
Weighted-average shares - diluted	74,095,036	59,401,454

Basic and diluted loss per share for the three months ended January 31, 2015 and 2014 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants representing 29,074,285 and 12,725,418 incremental shares, respectively, have been excluded from the three months ended January 31, 2015 and 2014 computations of diluted earnings per share as they are antidilutive given the net losses generated.

13.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended January 31,
	2015		2014

Cash paid during the period for:
Interest		$6,334		$3,856
Income taxes	$	▬	$	▬
Non-cash financing activities:
Conversion of notes payable		$137,921		$12,066
Settlement of derivative liability		$385,699		$18,400
Issuance of shares on settlement of suit	$	▬		$189,000

14.	Subsequent Events

a.	In February 2015, an officer of the Company exchanged $22,856 in shareholder’s loans for 227,273 common shares of the Company.

b.	In February 2015, the Company issued 100,000 common shares of the Company to a consultant in exchange for services rendered.

c.	In February 2015, $10,561 in principal amount of LG Capital notes payable were converted to 1,456,703 common shares of the Company.

d.	In February 2015, $21,700 in principal amount of Adar Bays notes payable were converted to 3,227,706 common shares of the Company.

e.	In March 2015, the Company received $55,250 from Actus Private Equity in exchange for a note payable bearing interest at 8% due in one year, convertible into shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 10 days.

f.	In March 2015, $10,072 in principal amount of LG Capital notes payable were converted to 1,039,913 common shares of the Company.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) in combination with the accompanying unaudited condensed interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on February 12, 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements filed with the Securities and Exchange Commission. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, stock-based compensation, derivative liabilities, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of October 31, 2014, as outlined in our previously filed Form 10-K, have been applied consistently for the three months ended January 31, 2015.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Three months ended January 31, 2015 as compared to three months ended January 31, 2014.

	Three Months
	Ended January 31,
	2015		2014		$ Change

Revenue	$	▬	$	▬	$	▬

Operating expenses:
Depreciation and amortization of property and equipment		1,986		2,743		(757)
Amortization of patent application costs		2,379		1,726		653
General and administrative expenses		133,611		172,218		(38,607)
Research and product development, net of investment tax credits		67,720		85,483		(17,763)
Total operating expenses		205,696		262,170		(56,474)
Operating Loss:		(205,696)		(262,170)		(56,474)
Other expenses (income)
Interest expense and bank charges, net		159,115		111,922		47,193
Loss (Gain) on change in fair value of derivative liability		652,348		(22,646)		674,994
Loss on foreign exchange transactions		43,671		56,945		(13,274)

Net loss		$(1,060,830)		$(408,391)		$652,439

Revenues

During the three months ended January 31, 2015 and 2014, we generated no revenues.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in wages and consulting fees.

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

Interest expense

The decrease in interest expense is attributed primarily to the cost of carrying debentures payable which were converted to common shares late in the prior year.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $1,061,000 and a cash flow deficiency from operating activities of approximately $208,000 for the three months ended January 31, 2015. We had sufficient cash at January 31, 2015 to fund approximately two months’ operations. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have funded our activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about our ability to continue as a going concern.

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

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seek to insure that subscription rates reflect increases in costs due to inflation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

N/A.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of our internal control over disclosure controls and procedures for the quarter ended January 31, 2015 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal control over financial reporting was not effective. Management has identified the following material weaknesses in our internal control over financial reporting:

●	Lack of documented policies and procedures;

●	Lack of effective review of the consolidated financial statements.

●	Lack of effective separation of duties, which includes monitoring controls, between the members of management; and,

●	Lack of resources to account for complex and unusual transactions.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b)	Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended January 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes sales of unregistered securities by the Company during the fiscal quarter ended January 31, 2015:

Investor	Investment Type	Am't of Debt Converted ($)	Conversion Price/Share	Conversion Date	Shares issued Pursuant to Conversion

JMJ Capital	Convertible Note	$12,516	0.042	11/3/2014	299,679
Sub-Total		$12,516			299,679

IBC Funds	§3(a) (10) issuance	$10,005	0.035	11/21/2014	290,000
IBC Funds	§3(a) (10) issuance	$12,240	0.006	12/29/2014	2,000,000
IBC Funds	§3(a) (10) issuance	$19,680	0.010	1/15/2015	2,000,000
IBC Funds	§3(a) (10) issuance	$19,680	0.010	1/26/2015	2,000,000
Sub-Total		$61,605			6,290,000

LG Capital	Convertible Note	$7,000	0.033	12/5/2014	209,349
LG Capital	Convertible Note	$8,000	0.017	12/29/2014	480,932
LG Capital	Convertible Note	$8,000	0.017	1/5/2015	481,637
LG Capital	Convertible Note	$10,000	0.009	1/28/2015	1,106,605
Sub-Total		$33,000			2,278,523

Adar Bays	Convertible Note	$5,000	0.017	12/29/2014	287,356
Adar Bays	Convertible Note	$5,500	0.017	1/5/2015	316,092
Adar Bays	Convertible Note	$7,000	0.017	1/13/2015	402,299
Adar Bays	Convertible Note	$6,300	0.013	1/20/2015	494,180
Adar Bays	Convertible Note	$7,000	0.013	1/22/2015	549,089
Sub-Total		$30,800			2,049,016

TOTALS		$137,921			10,917,218

*The sales of these unregistered securities were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.

All other sales were exempt from registration pursuant to Section 4 (a)(2) of the Securities Act of 1933.

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

CARDIOGENICS HOLDINGS INC.

Date: March 24, 2015	By:	/s/ Yahia Gawad
	Name:	Yahia Gawad
	Title:	Chief Executive Officer

Date: March 24, 2015	By:	/s/ James Essex
	Name:	James Essex
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer.*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

