Form 10-Q
period 2015-04-30
CardioGenics Holdings Inc.
filed 2015-06-22
CIK 1089029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015.

[  ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

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

Yes [X] No [  ]

As of June 15, 2015 the Registrant had the following number of shares of its capital stock outstanding: 67,220,582 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended April 30, 2015

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

Condensed Consolidated Balance Sheets

	April 30, 2015	October 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$37,851	$70,676
Accounts Receivable	213	228
Refundable Taxes Receivable	3,101	2,625
Total current assets	41,165	73,529
Property and Equipment, net	38,801	42,693

Deposits and Prepaid Expenses	43,742	45,576

Patents, net	105,528	108,132

Totals	$229,236	$269,930

Liabilities And Equity

Current liabilities:
Accounts Payable and Accrued Expenses	$985,308	$1,020,809
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholders	100,000	131,052
Notes Payable, net of debt discount	105,023	71,863
Derivative Liabilities on Notes Payable	357,901	201,260
Total current liabilities	1,548,236	1,424,988

Commitments and contingencies

Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	-	-
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 67,220,582 and 47,383,379 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as of April 30, 2015 and October 31, 2014	889	692
Additional paid-in capital	47,209,135	46,505,954
Accumulated deficit	(48,575,453)	(47,637,746)
Accumulated other comprehensive income (loss)	46,429	(23,958)

Total deficiency	(1,319,000)	(1,155,058)

Totals	$229,236	$269,930

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Operations (unaudited)

Three and Six Months Ended April 30, 2015 and 2014

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and Amortization of Property and Equipment	1,906	2,685	3,892	5,428
Amortization of Patent Application Costs	2,282	1,690	4,661	3,416
General and Administrative	81,904	95,827	215,515	268,045
Research and Product Development, Net of Investment Tax Credits	68,717	105,192	136,437	190,675
Total operating expenses	154,809	205,394	360,505	467,564
Operating Loss	(154,809)	(205,394)	(360,505)	(467,564)

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	103,278	125,658	262,393	237,580
Loss (Gain) on Change in Fair Value of Derivative Liability	(323,499)	23,465	328,849	819
Loss (Gain) on Foreign Exchange Transactions	(57,711)	(14,766)	(14,040)	42,179

Total other expenses (income)	(277,932)	134,357	577,202	280,578

Net Income (Loss)	$123,123	$(339,751)	$(937,707)	$(748,142)

Basic and Fully Diluted Net Income (Loss) per Common Share	$0.00	$(0.01)	$(0.01)	$(0.01)
Weighted-average shares of Common Stock outstanding – Basic	87,941,755	60,447,704	80,941,470	59,915,908

Weighted-average shares of Common Stock outstanding – Diluted	102,137,307	60,447,704	80,941,470	59,915,908

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

For the Three and Six Months Ended April 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net income (loss)	$123,123	$(339,751)	$(937,707)	$(748,142)

Other comprehensive income (loss), currency translation adjustments	73,193	(28,201)	70,387	76,677

Comprehensive income (loss)	$196,316	$(367,952)	$(867,320)	$(671,465)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Changes in Deficiency (unaudited)

For the Six Months Ended April 30,2015

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Accumulated	Income	Total
	Shares	Amount	Capital	Deficit	(Loss)	(Deficiency)
Balance November 1, 2014	71,560,306	$692	$46,505,954	$(47,637,746)	$(23,958)	$(1,155,058)
Issuance of common shares on conversion of notes payable November 2014	589,679	6	22,528			22,534
Issuance of common shares on conversion of notes payable December 2014	2,977,637	30	32,230			32,260
Issuance of common shares on conversion of notes payable January 2015	7,349,902	73	83,051			83,124
Issuance of common shares on conversion of shareholder’s loan February 2015	227,273	2	22,854			22,856
Issuance of common shares on conversion of notes payable February 2015	4,684,409	47	40,995			41,042
Issuance of common shares on conversion of notes payable March 2015	3,039,913	29	23,525			23,554
Issuance of common shares for services rendered March 2015	250,000	3	7,497			7,500
Issuance of common shares on conversion of notes payable April 2015	718,390	7	10,720			10,727
Settlement of derivative value of notes payable on conversion to common shares			459,778			459,778
Net Loss				(937,707)		(937,707)
Other Comprehensive Income
Currency Translation Adjustment					70,387	70,387
Total Comprehensive Income (Loss)				(937,707)	70,387	(867,320)
Balance April 30, 2015	91,397,509	$889	$47,209,135	$(48,575,453)	$46,429	$(1,319,000)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

Six Months Ended April 30, 2015 and 2014

	Six Months Ended April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(937,707)	$(748,142)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	3,892	5,428
Amortization of Patent Application Costs	4,661	3,416
Loss on Change in Value of Derivative Liability	328,849	819
Interest and Discount on Notes Payable	238,169	60,121
Amortization of Discount on Debentures Payable	-	124,098
Issue of Common Shares for Services Rendered	7,500	25,000
Changes in working capital items:
Accounts receivable	15	12
Deposits and Prepaid Expenses	1,834	2,396
Refundable Taxes Receivable	(476)	(203)
Receivable	-	(10,763)
Accounts Payable and Accrued Expenses	42,525	128,345
Cash used in operating activities	(310,738)	(409,473)

Cash flows from investing activities:
Patent Application Costs	(2,057)	-
Cash used in investing activities	(2,057)	-

Cash flows from financing activities:
Proceeds from Notes Payable	205,000	35,000
Issue of Common Shares for Cash	-	50,000
Cash provided by financing activities	205,000	85,000

Effects of exchange rate changes on cash	74,970	63,345

Net change in cash and cash equivalents	(32,825)	(261,128)

Cash and cash equivalents, beginning of period	70,676	263,103

Cash and cash equivalents, end of period	$37,851	$1,975

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2015 and 2014

1.	Nature of Business

CardioGenics Inc. (“CardioGenics”) was incorporated on November 20, 1997 in the Province of Ontario, Canada, and carries on the business of development and commercialization of diagnostic test products to the In Vitro Diagnostics testing market. CardioGenics has several test products that are in various stages of development.

CardioGenics’ revenues, to date, have been primarily comprised of grant revenue and Scientific Research Tax Credits from government agencies. There can be no assurance that the Company will be successful in obtaining regulatory approval for the marketing of any of the existing or future products that the Company will succeed in developing.

On October 27, 2009, the name of the Company was changed from JAG Media Holdings, Inc. to CardioGenics Holdings, Inc.

2.	Basis of Presentation

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of April 30, 2015, their results of operations for the three and six months ended April 30, 2015 and 2014, changes in deficiency for the six months ended April 30, 2015 and cash flows for the six months ended April 30, 2015 and 2014. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2014 and 2013 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 12, 2015 and from which the October 31, 2014 consolidated balance sheet was derived.

The results of the Company’s operations for the six months ended April 30, 2015 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2015.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at April 30, 2015 of approximately $48.6 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2015 and 2014

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of April 30, 2015 approximated $7,502,000 which will expire from 2015 through 2033. All fiscal years as originally filed have been assessed. Claims relating to research and development credits are open for review for the fiscal years ended October, 2014 and 2013.

A research and development tax credit for 2012 for which the Company received a refund of $81,460 is being refuted by Canadian taxation authorities. The Company is disputing the position taken by the taxation authorities, but has established a reserve against possible repayment.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2015 and 2014

Returns for the years 2008 through 2014 are yet to be filed. As of April 30, 2015, the Company believes it has net operating loss carryforwards from US sources of approximately $45,374,000 available to reduce future Federal taxable income which will expire from 2020 through 2033.

For the six months ended April 30, 2015 and 2014, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

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

The LG Notes were all converted to common shares in the period.

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

On March 5, 2015, the Company received $55,250 from Activus Private Equity Fund, LLC in exchange for a note payable bearing interest at 8% due November 26, 2015, convertible into shares in the Company’s common stock at a 40% discount from the average of the lowest two trading prices of the common shares over the prior 10 trading days.

On March 25, 2015, the Company received $52,500 from Adar Bays in exchange for a note payable bearing interest at 8% due in one year, convertible into shares in the Company’s common stock at a 42% discount from the lowest closing price of the common shares over the prior 15 days.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2015 and 2014

A summary of the Notes Payable at April 30, 2015 and October 31, 2014 follows:

	April 30, 2015	October 31, 2014
Convertible Note Payable, due February 20, 2015	$–	$12,529
Convertible Notes Payable, due May 23, 2015	–	105,000
Convertible Note Payable, due June 23, 2015	25,360	40,000
Convertible Note Payable, due October 22, 2015	35,000	35,000
Convertible Note Payable, due November 12, 2015	50,000	–
Convertible IBC Funds, LLC Payable, due November 21, 2015	16,421	–
Convertible Note Payable, due December 15, 2015	52,500	–
Convertible Note Payable, due November 26, 2015	55,250	–
Convertible Note Payable, due March 25, 2016	42,500	–
Debt Discount - value attributable to conversion feature attached to Notes, net of accumulated amortization of $105,023 and $71,863	(171,508)	(120,666)
Total	105,023	71,863
Less: Current portion	105,023	71,863
Total Long-term portion	$–	$–

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $357,901 at April 30, 2015. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. The Company recognized a gain of $323,499 in the fair value for the three months ended April 30, 2015 and a loss of $328,849 in the fair value for the six months ended April 30, 2015.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.012 per share according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 245% to 342%, as of April 30, 2015. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2015 and 2014

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of April 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2015	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2015
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$357,901	$357,901	$328,849

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the six months ended April 30, 2015:

	2015	2014

Balance at beginning of period	$201,260	$99,702
Additions to derivative instruments	287,570	35,000
Change in fair value of derivative liabilities	328,849	819
Settlements	(459,778)	(61,076)
Balance at end of period	$357,901	$74,445

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2015 and 2014

8.	Stock Based Compensation

Stock-based employee compensation related to stock options for the six months ended April 30, 2015 and 2014 amounted to $-0-.

The following is a summary of the common stock options outstanding, granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2013	30,000	$0.90
Granted	–	–
Forfeited/Expired	–	–
Exercised	–	–
Outstanding – October 31, 2014	30,000	$0.90
Granted	–	–
Forfeited/Expired	–	–
Exercised	–	–
Outstanding – April 30, 2015	30,000	$0.90

Options typically vest immediately on the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at April 30, 2015.

9.	Warrants

Outstanding warrants are as follows:

	April 30, 2015	October 31, 2014

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants on August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants on August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant on September 3, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder on October 29, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder on November 7, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	-
Total Warrants outstanding	8,457,500	8,332,500

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2015 and 2014

10.	Issuance of Common Stock

During the six months ended April 30, 2015, the Company issued the following common shares:

Issued for services rendered	250,000
Issued to shareholder on conversion of shareholders loan at $0.11 per share	227,273
Issued on conversion of Notes Payable	19,359,930
19,837,203

11.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings (loss) per share (EPS):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

Weighted-average shares - basic	87,941,755	60,447,704	80,941,470	59,915,908
Effect of dilutive securities	14,195,552	–	–	–
Weighted-average shares - diluted	102,137,307	60,447,704	80,941,470	59,915,908

Basic earnings (loss) per share “EPS” and diluted EPS for the three and six months ended April 30, 2015 and 2014 have been computed by dividing the net income (loss) available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options and warrants to be issued upon the exercise of the outstanding option and warrants representing 8,487,500 incremental shares have been excluded from the three months ended April 30, 2015 computation of earnings per share as they are antidilutive. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debt representing 31,543,416 and 12,918,436 incremental shares, respectively, have been excluded from the six months ended April 30, 2015 and the three and six months ended April 30, 2014 computation of diluted EPS as they would not affect the EPS for the three months ended April 30, 2015 and are antidilutive given the net losses generated for the other periods presented.

12.	Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended
	April 30,
	2015	2014

Cash paid during the year for:
Interest	$11,336	$7,834
Income taxes	$–	$–
Non-cash financing activities
Conversion of Notes Payable	$208,106	$58,001
Settlement of derivative liability	$459,778	$61,076
Issuance of shares on settlement of suit	$–	$189,000
Common share issued for services	$35,000	$–
Common shares issued for shareholder’s loan	$31,052	$–

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

April 30, 2015 and 2014

13.	Commitments and contingent liabilities

On June 3, 2015, JMJ Financial filed a suit in Florida court demanding payment of its outstanding note payable in the amount of $77,235 for failure to convert a portion of its note into 1,800,000 common shares. The parties have agreed to resolve the matter by the Company agreeing with JMJ Financial to repay the $77,235 in equal monthly installments of $6,436 over twelve (12) months commencing June 23, 2015. The Company may elect to pay any of the scheduled payments in the form of common stock calculated using the lowest closing price of the common stock in the five trading days prior to the Company delivering the common stock. The suit was subsequently withdrawn June 19, 2015.

14.	Subsequent Events

(i)	On May 11, 2015, the Company was served with a default notice from JMJ Financial under its note payable, the parties have reached a settlement. See Note 13.

(ii)	On June 3, 2015, the Company issued 1,116,667 common shares to an investor in exchange for $ 35,000.

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

The accounting policies and estimates used as of October 31, 2014, as outlined in our previously filed Form 10-K, have been applied consistently for the six months ended April 30, 2015.

Related Party Transactions

None

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Six months ended April 30, 2015 as compared to six months ended April 30, 2014

	Six Months Ended April 30,
	2015	2014	$ Change

Revenue	$–	$–	$–

Operating expenses:
Depreciation and amortization of property and equipment	3,892	5,428	(1,536)
Amortization of patent application costs	4,661	3,416	1,245
General and administrative expenses	215,515	268,045	(52,530)
Research and product development, net of investment tax credits	136,437	190,675	(54,238)
Total operating expenses	360,505	467,564	(107,059)
Operating Loss	(360,505)	(467,564)	107,059
Other expenses (income)
Interest expense and bank charges, net	262,393	237,580	(24,813)
Loss (gain) on change in value of derivative liability	328,849	819	(328,030)
Loss (gain) on foreign exchange transactions	(14,040)	42,179	(56,219)

Net loss	$(937,707)	$(748,142)	$(189,565)

Revenues

During the six months ended April 30, 2015 and 2014 we generated no revenues.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in consulting fees and personnel costs.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. Research and development expenses have reduced from the previous year through a reduction in staff.

Interest expense and bank charges

Interest expense consists primarily of interest on Notes and debt discount amortization on those Notes. Debentures issued in the third quarter of 2013 were retired in the fourth quarter of 2014 and hence the interest was substantially lower than that in 2014.

Three months ended April 30, 2015 as compared to three months ended April 30, 2014

	Three Months Ended April 30,
	2015		2014		$ Change

Revenue	$	▬	$	▬	$	▬

Operating expenses:
Depreciation of property and equipment		1,906		2,685		(779)
Amortization of patent application costs		2,282		1,690		592
General and administrative expenses		81,904		95,827		(13,923)
Research and product development, net of investment tax credits		68,717		105,192		(36,475)
Total operating expenses		154,809		205,394		(50,585)
Operating Loss		(154,809)		(205,394)		50,585
Other expenses (income)
Interest expense and bank charges, net		103,278		125,658		22,380
Loss (gain) on change in value of derivative liability		(323,499)		23,465		346,964
Loss (gain) on foreign exchange transactions		(57,711)		(14,766)		42,945

Net Income (loss)		$123,123		$(339,751)		$462,874

Revenues

During the three months ended April 30, 2015 and 2014 we generated no revenues.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The decrease in general and administrative expenses is attributable primarily to a decrease in personnel cost.

Research and product development, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. Research and development expenses in 2015 are lower than for the same period in 2014 due to the reduction in staff in the current period.

Interest expense and bank charges

Interest expense consists primarily of interest on Notes and debt discount amortization on those Notes. Debentures issued in the third quarter of 2013 were retired in the fourth quarter of 2014 and hence the interest expense was substantially lower than that in 2014.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $938,000 and a cash flow deficiency from operating activities of $310,738 for the six months ended April 30, 2015. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have funded our activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about our ability to continue as a going concern.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our products, to fund the ongoing operations and to commence sales and marketing efforts. Our plans include financing activities such as private placements of our common stock and issuances of convertible debt instruments. We are also actively pursuing industry collaboration, including product licensing and specific project financing.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of the inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has effective early adoption of ASU 2014-10 in these interim condensed consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over disclosure controls and procedures for the quarter ended April 30, 2015 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal control over financial reporting was not effective. Management has identified the following material weaknesses in our internal control over financial reporting:

●	Lack of documented policies and procedures;

●	Lack of effective separation of duties, which includes monitoring controls, between the members of management;

●	Lack of resources to account for complex and unusual transactions; and

●	Lack of effective review of consolidated financial statements.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended April 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 3, 2015, JMJ Financial filed a suit in Florida court demanding payment of its outstanding note payable in the amount of $77,235 for failure to convert a portion of its note into 1,800,000 common shares. The parties have agreed to resolve the matter by the Company agreeing with JMJ Financial to repay the $77,235 in equal monthly installments of $6,436 over twelve (12) months commencing June 23, 2015. The Company may elect to pay any of the scheduled payments in the form of common stock calculated using the lowest closing price of the common stock in the five trading days prior to the Company delivering the common stock. The suit was subsequently withdrawn June 19, 2015.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes sales of unregistered securities by the Company during the fiscal quarter ended April 30, 2015:

Investor	Investment Type	Am't of Debt Converted ($)	Conversion Price/Share	Conversion Date	Shares issued Pursuant to Conversion

JMJ Capital	Convertible Note	$14,640	$0.007	3/13/2015	2,000,000
Sub-Total		$14,640			2,000,000

LG Capital	Convertible Note	$10,000	$0.007	2/20/2015	1,456,703
LG Capital	Convertible Note	$9,500	$0.009	3/12/2015	1,039,913
Sub-Total		$19,500			2,496,616

Adar Bays	Convertible Note	$7,000	$0.008	2/9/2015	921,295
Adar Bays	Convertible Note	$14,700	$0.006	2/23/2015	2,306,411
Adar Bays	Convertible Note	$5,000	$0.017	4/21/2015	287,356
Adar Bays	Convertible Note	$5,000	$0.012	4/23/2015	431,034
Sub-Total		$31,700			3,946,096

TOTALS		$65,840			8,442,712

All of the above-referenced sales were exempt from registration pursuant to Section 4 (a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Label Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

Date: June 22, 2015	By:	/s/ Yahia Gawad
	Name:	Yahia Gawad
	Title:	Chief Executive Officer

Date: June 22, 2015	By:	/s/ James Essex
	Name:	James Essex
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Label Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

