Form 10-Q
period 2015-07-31
CardioGenics Holdings Inc.
filed 2015-09-23
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015.

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________.

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

Yes [X] No [  ]

As of September 18, 2015 the Registrant had the following number of shares of its capital stock outstanding: 80,566,160 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended July 31, 2015

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

Condensed Consolidated Balance Sheets

	July 31, 2015	October 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,240	$70,676
Accounts Receivable	196	228
Refundable Taxes Receivable	2,465	2,625
Total current assets	51,901	73,529
Property and Equipment, net	36,740	42,693
Deposits and Prepaid Expenses	41,567	45,576
Patents, net	104,740	108,132

Totals	$234,948	$269,930

Liabilities and Deficiency

Current liabilities:
Accounts Payable and Accrued Expenses	$981,199	$1,020,809
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Due to Shareholders	107,645	131,052
Notes Payable, net of debt discount	133,843	71,863
Derivative Liability on Notes Payable	645,594	201,260
Total current liabilities and total liabilities	1,868,285	1,424,988

Commitments and contingencies

Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	-	-
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 76,060,520 and 47,383,379 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as of July 31, 2015 and October 31, 2014	979	692
Additional paid-in capital	47,400,545	46,505,954
Accumulated deficit	(49,186,943)	(47,637,746)
Accumulated other comprehensive loss	152,082	(23,958)
Total deficiency	(1,633,337)	(1,155,058)

Totals	$234,948	$269,930

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended July 31, 2015 and 2014

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and Amortization of Property and Equipment	2,061	2,740	5,953	8,168
Amortization of Patent Application Costs	788	1,724	5,449	5,140
General and Administrative	46,626	107,751	262,141	375,796
Research and Product Development, Net of Investment Tax Credits	50,430	85,241	186,867	275,916
Total operating expenses	99,905	197,456	460,410	665,020
Operating Loss	(99,905)	(197,456)	(460,410)	(665,020)

Other Expenses (Income)
Interest Expense and Bank Charges (Net)	130,118	142,256	392,511	379,836
Loss on Change in Fair Value of Derivative Liability	314,345	246,430	643,194	247,249
Loss (Gain) on Foreign Exchange Transactions	67,122	(20,515)	53,082	21,664

Total other expenses(income)	511,585	368,171	1,088,787	648,749

Net Loss	$(611,490)	$(565,627)	$(1,549,197)	$(1,313,769)

Basic and Fully Diluted Net Loss per Common Share Shareholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted-average shares of Common Stock outstanding	98,626,734	60,938,316	86,990,095	60,260,456

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

For the Three and Nine Months Ended July 31, 2015 and 2014

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Net (loss)	$(611,490)	$(565,627)	$(1,549,197)	$(1,313,769)
Other comprehensive income (loss), currency translation adjustments	105,653	(10,262)	176,040	66,415

Comprehensive (loss)	$(505,837)	$(575,889)	$(1,373,157)	$(1,247,354)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Changes in Deficiency (unaudited)

For the Nine Months Ended July 31, 2015

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)
Balance November 1, 2014	71,560,306	$692	$46,505,954	$(47,637,746)	$(23,958)	$(1,155,058)
Issuance of common shares on conversion of notes payable November 2014	589,679	6	22,528			22,534
Issuance of common shares on conversion of notes payable December 2014	2,977,637	30	32,230			32,260
Issuance of common shares on conversion of notes payable January 2015	7,349,902	73	83,051			83,124
Issuance of common shares on conversion of shareholder’s loan February 2015	227,273	2	22,854			22,856
Issuance of common shares on conversion of notes payable February 2015	4,684,409	47	40,995			41,042
Issuance of common shares on conversion of notes payable March 2015	3,039,913	29	23,525			23,554
Issuance of common shares for services rendered March 2015	250,000	3	7,497			7,500
Issuance of common shares on conversion of notes payable April 2015	718,390	7	10,720			10,727
Issuance of common shares on conversion of notes payable May 2015	5,894,104	59	51,301			51,360
Issuance of common shares on conversion of notes payable June 2015	1,345,834	15	18,470			18,485
Issuance of common shares for cash May 2015	1,600,000	16	39,984			40,000
Settlement of derivative value of notes payable on conversion to common shares			541,436			541,436

Comprehensive Income (Loss):
Net Loss				(1,549,197)		(1,549,197)
Other Comprehensive Income
Currency Translation Adjustment					176,040	176,040
Total Comprehensive Income (Loss)				(1,549,197)	176,040	(1,373,157)
Balance July 31, 2015	100,237,447	$979	$47,400,545	$(49,186,943)	$152,082	$(1,633,337)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended July 31, 2015 and 2014

	Nine Months Ended July 31,
	2015	2014

Cash flows from operating activities:
Consolidated net income (loss)	$(1,549,197)	$(1,313,769)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,953	8,168
Amortization of Patent Application Costs	5,449	5,140
Loss on Change in Value of Derivative Liability	643,194	247,249
Interest and Discount on Notes Payable	376,248	123,521
Amortization of Discount on Debentures Payable	-	186,489
Common stock issued for services rendered	7,500	25,000
Changes in working capital items:
Accounts receivable	32	10
Deposits and Prepaid Expenses	(1,241)	2,094
Refundable Taxes Receivable	160	(580)
Government Grants and Investment Tax Credits Receivable	-	(11,218)
Accounts Payable and Accrued Expenses	38,416	186,909
Cash used in operating activities	(473,486)	(540,987)

Cash flows from investing activities:
Patent Application Costs	(2,057)	-
Cash used in investing activities	(2,057)	-

Cash flows from financing activities:
Due to Shareholders	-	22,957
Payment on Notes Payable	(4,291)	-
Proceeds from Notes Payable	255,000	180,000
Issue of Common Shares for Cash	40,000	50,000
Cash provided by financing activities	290,709	252,957

Effects of exchange rate changes on cash	163,798	39,284

Net decrease in cash and cash equivalents	(21,036)	(248,746)

Cash and cash equivalents, beginning of period	70,276	263,103

Cash and cash equivalents, end of period	$49,240	$14,357

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2015 and 2014

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of July 31, 2015, their results of operations for the three and nine months ended July 31, 2015 and 2014, changes in deficiency for the nine months ended July 31, 2015 and cash flows for the nine months ended July 31, 2015 and 2014. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2014 and 2013 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 12, 2015 and from which the October 31, 2014 consolidated balance sheet was derived.

The results of the Company’s operations for the nine months ended July 31, 2015 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2015.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at July 31, 2015 of approximately $49.2 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

July 31, 2015 and 2014

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of July 31, 2015 approximated $7,561,000 which will expire from 2015 through 2033. All fiscal years as originally filed have been assessed. Claims relating to research and development credits are open for review for the fiscal years ended October 2014 and 2013.

A research and development tax credit for 2012 for which the Company received a refund of $81,460 is being refuted by Canadian taxation authorities. The Company is disputing the position taken by the taxation authorities, but has established a reserve against possible repayment.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2015 and 2014

Returns for the years 2008 through 2014 are yet to be filed. As of July 31, 2015, the Company believes it has net operating loss carryforwards from US sources of approximately $46,927,000 available to reduce future Federal taxable income which will expire from 2020 through 2033.

For the nine months ended July 31, 2015 and 2014, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

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

On May 23, 2014, the Company issued promissory notes (the “LG Notes”) to LG Capital Funding, LLC and Adar Bays, LLC (collectively the “Holders”) in the amount of $52,500 each bearing interest at 8% annually due May 23, 2015. The LG Notes and accrued interest may be converted into shares of the Common Stock of the Company at a 42% discount to the lowest closing bid with a 12 day look back. The LG Notes may be prepaid with the following penalties: (i) if the Notes are prepaid within 60 days of the issue date, then at 130% of the face amount plus any accrued interest; and, (ii) if the LG Notes are prepaid after 60 days after the issue date but less than 181 days after the issue date, then at 140% of the face amount plus any accrued interest. The LG Notes may not be prepaid after the 180th day after issue. The LG Notes were all converted to common shares in 2015.

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

On March 5, 2015, the Company received $55,250 from Actus Private Equity Fund, LLC in exchange for a note payable bearing interest at 8% due November 26, 2015, convertible into shares in the Company’s common stock at a 40% discount from the average of the lowest two trading prices of the common shares over the prior 10 trading days.

On July 31, 2015, the Company received $52,500 from Adar Bays in exchange for a note payable bearing interest at 8% due in nine months, convertible into shares in the Company’s common stock at a 45% discount from the lowest closing price of the common shares over the prior 15 days.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2015 and 2014

A summary of the Notes Payable at July 31, 2015 and October 31, 2014 follows:

	July 31, 2015	October 31, 2014
Convertible Note Payable, due February 20, 2015	$-	$12,529
Convertible Notes Payable, due May 23, 2015	-	105,000
Convertible Note Payable, due June 23, 2016	21,449	40,000
Convertible Note Payable, due October 22, 2015	35,000	35,000
Convertible Note Payable, due November 12, 2015	35,000	-
Convertible IBC Funds, LLC Payable, due November 21, 2015	16,421	-
Convertible Note Payable, due December 15, 2015	26,500	-
Convertible Note Payable, due November 26, 2015	55,250	-
Convertible Note Payable, due March 25, 2016	23,000	-
Convertible Note Payable, due July 31, 2016	55,250
Debt Discount - value attributable to conversion feature attached to Notes, net of accumulated amortization of $133,843 and $71,863	(134,027)	(120,666)
Total	133,843	71,863
Less: Current portion	133,843	71,863
Total Long-term portion	$-	$-

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $645,594 at July 31, 2015. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. The Company recognized a loss of $643,194 in the fair value for the nine months ended July 31, 2015.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.012 per share according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 249% to 254%, as of July 31, 2015. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2015 and 2014

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of July 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	July 31, 2015	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	July 31, 2015
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$645,594	$645,594	$643,194

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the nine months ended July 31, 2015:

	2015	2014

Balance at beginning of period	$201,260	$99,702
Additions to derivative instruments	342,576	180,000
Change in fair value of derivative liabilities	643,194	247,249
Settlements	(541,436)	(98,276)
Balance at end of period	$645,594	$428,675

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2015 and 2014

8.	Stock Based Compensation

Stock-based employee compensation related to stock options for the nine months ended July 31, 2015 and 2014 amounted to $-0-.

The following is a summary of the common stock options outstanding, granted, forfeited or expired and exercised under the Plan:

Weighted Average
	Options	Exercise Price

Outstanding - October 31, 2013	30,000	$0.90
Granted	-	-
Forfeited/Expired	-	-
Exercised	-	-
Outstanding - October 31, 2014	30,000	$0.90
Granted	-	-
Forfeited/Expired	-	-
Exercised	-	-
Outstanding - July 31, 2015	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at July 31, 2015.

9.	Warrants

Outstanding warrants are as follows:

	July 31, 2015	October 31, 2014

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants on August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants on August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant on September 3, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder on October 29, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder on November 7, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	-
Total Warrants outstanding	8,457,500	8,332,500

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2015 and 2014

10.	Issuance of Common Stock

During the nine months ended July 31, 2015, the Company issued the following common shares:

Issued for cash consideration of $40,000	1,600,000
Issued for services rendered	250,000
Issued to shareholder on conversion of shareholders loan at $0.11 per share	227,273
Issued on conversion of Notes Payable	26,599,868
28,677,141

11.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings (loss) per share (EPS):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

Weighted-average shares - basic	98,626,734	60,938,316	86,990,095	60,260,456
Effect of dilutive securities	-	-	-	-
Weighted-average shares - diluted	98,626,734	60,938,316	86,990,095	60,260,456

Basic earnings (loss) per share “EPS” and diluted EPS for the three and nine months ended July 31, 2015 and 2014 have been computed by dividing the net income (loss) available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debt representing 28,350,458 and 15,367,845 incremental shares, respectively, have been excluded from the three and nine months ended July 31, 2015 and 2014 computation of diluted EPS as they are antidilutive given the net losses generated for the periods presented.

12.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended July 31,
	2015	2014

Cash paid during the year for:
Interest	$16,263	$12,352
Income taxes	$-	$-
Non-cash financing activities
Conversion of notes payable	$283,086	$73,501
Settlement of derivative liability	$541,436	$98,276
Issuance of shares on settlement of suit	$-	$189,000
Common share issued for services	$7,500	$-
Common shares issued for shareholder’s loan	$22,856	$-

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2015 and 2014

13.	Commitments and contingent liabilities

Lawsuit

On June 3, 2015, JMJ Financial filed a suit in Florida court demanding payment of its outstanding note payable in the amount of $77,235 for failure to convert a portion of its note into 1,800,000 common shares. The Company has agreed to pay JMJ Financial cash monthly payments of $6,436 over the next eleven months or the equivalent number of common shares at the trading value at the payment due date. A payment of $6,436 was made in July 2015.

14.	Subsequent Events

(i)	On August 21, 2015 the Company issued JMJ Financial 233,875 common shares in settlement of that month’s obligation under the lawsuit settlement.

(ii)	On September 15, 2015 the Company issued JMJ Financial 232,860 common shares in settlement of that month’s obligation under the lawsuit settlement.

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

The accounting policies and estimates used as of October 31, 2014, as outlined in our previously filed Form 10-K, have been applied consistently for the nine months ended July 31, 2015.

Related Party Transactions

In February 2015, a shareholder’s loan in the amount of $22,856 was exchanged for 227,273 common shares.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Nine months ended July 31, 2015 as compared to nine months ended July 31, 2014

	Nine Months
	Ended July 31,
	2015	2014	$ Change

Revenue	$-	$-	$-

Operating expenses:
Depreciation and amortization of property and equipment	5,953	8,168	2,215
Amortization of patent application costs	5,449	5,140	(309)
General and administrative expenses	262,141	375,796	113,655
Research and product development, net of investment tax credits	186,867	275,916	89,049
Total operating expenses	460,410	665,020	204,610
Operating Loss	(460,410)	(665,020)	204,610
Other expenses
Interest expense and bank charges, net	392,511	379,836	(12,675)
Loss on change in value of derivative liability	643,194	247,249	(395,945)
Loss on foreign exchange transactions	53,082	21,664	(31,418)

Net loss	$(1,549,197)	$(1,313,769)	$(235,428)

Revenues

During the nine months ended July 31, 2015 and 2014, we generated no revenues.

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

Three months ended July 31, 2015 as compared to three months ended July 31, 2014

	Three Months
	Ended July 31,
	2015	2014	$ Change

Revenue	$-	$-	$-

Operating expenses:
Depreciation of property and equipment	2,061	2,740	679
Amortization of patent application costs	788	1,724	936
General and administrative expenses	46,626	107,751	61,125
Research and product development, net of investment tax credits	50,430	85,241	34,811
Total operating expenses	99,905	197,456	97,551
Operating Loss	(99,905)	(197,456)	97,551
Other expenses (income)
Interest expense and bank charges, net	130,118	142,256	12,138
Loss on change in value of derivative liability	314,345	246,430	(67,915)
Loss (gain) on foreign exchange transactions	67,122	(20,515)	(87,637)

Net (loss)	$(611,490)	$(565,627)	$(45,863)

Revenues

During the three months ended July 31, 2015 and 2014, we generated no revenues.

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

Liquidity and Capital Resources

We have not generated significant revenues since inception. We incurred a net loss of approximately $1,549,000 and a cash flow deficiency from operating activities of $473,486 for the nine months ended July 31, 2015. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have funded our activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of the inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has effective early adoption of ASU 2014-10 in these interim condensed consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over disclosure controls and procedures for the quarter ended July 31, 2015, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal control over financial reporting was not effective. Management has identified the following material weaknesses in our internal control over financial reporting:

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

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended July 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes sales of unregistered securities by the Company during the fiscal quarter ended July 31, 2015:

Investor	Investment Type	Am’t of Debt Converted ($)	Conversion Price/Share	Conversion Date	Shares issued Pursuant to Conversion

Iliad Research	Convertible Note	$15,000	$0.006	5/12/15	2,457,002
Sub-Total		$15,000			2,457,002

LG Capital	Convertible Note	$26,000	$0.009	5/8/15	2,983,381
Sub-Total		$26,000			2,983,381

Adar Bays	Convertible Note	$5,000	$0.011	5/11/15	453,721
Adar Bays	Convertible Note	$7,500	$0.016	6/4/15	483,765
Adar Bays	Convertible Note	$7,000	$0.008	6/23/15	862,069
Sub-Total		$19,500			1,799,555

TOTALS		$60,500			7,239,938

All of the above-referenced sales were exempt from registration pursuant to Section 4 (a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer. *

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

Date: September 23, 2015	By:	/s/ Yahia Gawad
	Name:	Yahia Gawad
	Title:	Chief Executive Officer

Date: September 23, 2015	By:	/s/ James Essex
	Name:	James Essex
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101 INS	XBRL Instance Document **

101 SCH	XBRL Schema Document **

101 CAL	XBRL Calculation Linkbase Document **

101 LAB	XBRL Label Linkbase Document **

101 PRE	XBRL Presentation Linkbase Document **

101 DEF	XBRL Definition Linkbase Document **

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

