Form 10-K
period 2015-10-31
CardioGenics Holdings Inc.
filed 2016-02-26
CIK 1089029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2015

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 000-28761

CARDIOGENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0380546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on February 12, 2016 (based on the closing stock price on the OTC Bulletin Board) on such date was approximately $2,655,111.

As of February 12, 2016 the Registrant had the following number of shares of its capital stock outstanding: 92,866,724 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015

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

Global tracking of healthcare data indicates that CVD contribute one-third of all global deaths annually. The WHO estimates that global death by CVD will increase by 36 percent over the 20 years 1999-2020. Costs to confront CVD are high, estimated to be USD 313.5 billion in the USA in 2009, growing at a rate of 20%-25% per annum. According to a recently published market report, the market for Cardiac POC products is estimated at approximately USD 2 billion in 2011 and rose by 9% over the prior year. This was driven by the introduction of new products and increased adoption of POC products by both healthcare providers and patients. Despite the many positive aspects of POC testing, the report stresses that there are many key challenges in the marketing of POC products as healthcare providers need evidence that POC diagnostics provide lab-quality results and benefits, in terms of clinical usefulness, convenience and cost in order to adopt them.

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

Test	Description

Troponin I (TnI)	●	TnI testing is the current routine testing for a heart attack.

	●	TnI is a heart muscle protein, released in the bloodstream shortly after a heart attack (myocardial infarction or MI).

	●	Current laboratory analyzers cannot detect TnI before 4-6 hours after the onset of symptoms, when TnI concentration in the blood reaches its detection threshold

	●	Our test will take only 15 minutes to deliver quantitative results, allowing physicians to obtain much more rapid results and therefore accelerate patient triage.

Plasminogen Activator Inhibitor Type-1 (PAI-1)	●	This test will help to optimize the performance of a heart drug (“tPA” or tissue Plasminogen Activator), a clot buster used as the first line of therapy for MI patients.

	●	This proprietary whole blood test will quantify PAI-1 levels within 15 minutes

	●	Forty percent of patients do not respond to tPA, a fact recognized only after the “golden hour” (the time period in which permanent heart damage can be prevented) has passed.

Heart Failure Risk Stratification (HFRS)	●	We have discovered a family of related proteins that are released into the bloodstream during heart failure.

	●	We are developing a proprietary test, the Heart Failure Risk Stratification or HFRS test to stratify the risk of death in patients with heart failure, thus permitting the initiation of appropriate therapy at an early stage.

Heart Failure Genomics Risk (HFGR)	●	We are developing a proprietary HFGR test that predicts the response of heart failure patients to routinely administered drugs.

	●	The need to measure the precise response to these drugs in a timely manner would minimize the trial and error methods now used by doctors to optimize drugs best suited to each patient.

These tests are designed to be administered during the diagnostic and management process of patients with heart disease. The full scope of our core technologies our self-metering cartridge as well as the know-how we have developed over the years are covered under our patent applications.

Currently, our TnI test product is in the pilot testing phase. Although pilot testing is approximately 50% complete, testing has been suspended until the Company can raise additional funds to cover the remaining costs associated with the pilot testing program. Once the pilot testing is concluded, testing for regulatory approval will be initiated. The filing for U.S. and European regulatory approval is expected before the end of 2016. Upon receipt of FDA approval, we intend to market the QLCA and the Cardiovascular Tests through a major IVD distributor. We have initiated preliminary discussions with several of the Tier 1 IVD companies, and we anticipate that we will commence negotiations with one or more distribution partners before we receive FDA approval. In accordance with industry practice, we intend to enter into a license agreement with our distribution partner for the manufacture and distribution of our products.

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

Research and Development

Our efforts are focused on the development of our QLCA and our cardiovascular tests and the commercialization of our beads. Over the years 2015 and 2014 we incurred net expenses of $215,790 and $500,935, respectively, on those efforts.

Website Technical Information

Our CardioGenics website (www.cardiogenics.com) and the website of our wholly owned subsidiary, LuxSpheres (www.luxspheres.com), are maintained by us internally and are hosted by DreamHost, which has hosting facilities located in Brea, California.

Employees

As of October 31, 2015, we had four (4) employees, none of whom have an employment agreement with the Company.

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

Acquisition of Plasticap

On November 4, 2015, the Company, through 2489528 Ontario Inc., an Ontario corporation and indirect subsidiary of the Company (“Acquisition Sub”), (together, the “Buyers”) Plasticap Corporation, an Ontario corporation (“Plasticap”) and 1731861 Ontario Inc., an Ontario corporation (“173 Corp”) entered into an asset purchase agreement, dated as of November 2, 2015, pursuant to which Acquisition Sub was to acquire all of the assets of Plasticap and 173 Corp (collectively, the “Sellers”) (the “Asset Purchase Agreement”).

In consideration for the sale of the assets by the Sellers, the Company is to issue to Sellers, or their nominees (i) a convertible debt instrument, in the original principal amount of ten million Canadian dollars (CDN$10,000,000), which shall bear interest at a rate of 8% (the “Convertible Debt”); (ii) twenty million (20,000,000) shares of the Company’s common stock, par value $0.00001 ( the “Common Stock”), which shares shall not be registered for resale by the Company and shall be subject to the rights and restrictions of Rule 144 of the Securities Act of 1933 (“Rule 144”); and (iii) a warrant to purchase ten million (10,000,000) shares of Common Stock, which warrant shall have a term of three (3) years, be exercisable on a net cashless basis at an exercise price of $0.50 per share, not be registered for resale by Buyer and be subject to the rights and restrictions of Rule 144 (the “Warrant”). In addition, Acquisition Sub will assume two million nine-hundred thousand Canadian dollars (CDN $2,900,000) in secured debt from Sellers (the “Secured Debt”) as part of the consideration.

The Asset Purchase Agreement contains customary representations and warranties from the parties. Acquisition Sub and 173 Corp also agreed to various post-closing undertakings described below.

On November 4, 2015 and subject to post-closing undertakings, the Company, Acquisition Sub and the Sellers closed the sale and purchase of all of the assets of Sellers by Acquisition Sub, pursuant to the terms of the Asset Purchase Agreement. The assets acquired by Acquisition Sub comprised all of the assets of Sellers, which include, among others, the “Plasticap” trademark, all furnishings, fixtures and equipment related to Plasticap’s specialty cap and closure manufacturing business and all of the Sellers’ customer contracts, all as more particularly set forth in the Asset Purchase Agreement.

As part of the closing, Acquisition Sub and 173 Corp agreed to various post-closing undertakings. The following under takings have yet to be completed and hence the sale has not closed and the notes and warrants noted above have not been issued, nor has the CDN $2,900,000 secured debt been assumed:

(i)	173 Corp undertakes that by January 31, 2016 it shall pay all the outstanding indebtedness of Bibby Financial Services located at 4 Robert Speck Parkway, Unit 310, Mississauga, ON, L4Z 1S1.

(ii)	Following the fulfilment of the undertaking specified in paragraph (i), which shall be considered fulfilled upon 173 Corp providing Acquisition Sub with a copy of the cheque payable to Bibby Financial Services for the full amount of the indebtedness, 173 Corp undertakes to provide Acquisition Sub, or as it directs, with a full and comprehensive release against any future claims Bibby Financial Services may have and a full indemnity against any future claims.

(iii)	Acquisition Sub undertakes that it will advance up to fifty thousand Canadian dollars (CDN$50,000) as a deposit against any outstanding claims Jacob Van Halteran may have through any security interests duly registered on any of the Sellers’ assets and that Sellers shall provide a full and comprehensive release of those security interests other than any rights that may be asserted under the Asset Purchase Agreement specifying any assumed liabilities.

(iv)	A Seller’s lender will be paid fifty thousand Canadian dollars (CDN$50,000) against the debt in 173 Corp.

(v)	Acquisition Sub undertakes to pay from earnings received from time-to-time from its primary customer contract, based on a calculation of 50% before interest, taxes, depreciation and amortization, amounts to reduce the principle amount of the Secured Debt to zero by December 31, 2018. In the event, a residual balance exists, a balloon payment will be made to complete the payment. After Acquisition Sub completes the payment obligation, the Sellers undertake, acknowledge and agree that the Acquisition Sub shall have no further responsibility to make any further payments on the balance of the Secured Debt.

(vi)	Acquisition Sub and 1646813 Ontario Limited undertake to enter into a new lease agreement for the premises located at 177 Crosby Avenue, Richmond Hill, Ontario, effective November 2015, with an option for Acquisition Sub to purchase the premises on the following terms:

The term of the lease will be 5 years, with an option for an additional 5 years. Acquisition Sub has the option to acquire the building until January 15, 2016, through a purchase of all of the outstanding shares of 1646813 Ontario Limited, the owner of the real property and subject to refinancing the existing mortgages. In the event Acquisition Sub does not exercise the option, the lease shall remain in force for the duration of the lease and the Convertible Debt will be reduced by one million (CDN$1,000,000.00) Canadian dollars.

The option for acquiring the real property has expired and therefore not in consideration any more. Further, the legal position of both parties is being disputed and has currently not concluded. There are no guarantees that this acquisition will be consummated and if it does, the terms might be different than stated above.

The Company has advanced/loaned $288,126 to Acquisition Sub, Plasticap or 173 Corp. from November 4, 2015 to February 12, 2016. The Company is confident of collection of these advances/loans should the acquisition not be consummated.

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

Our CardioGenics business unit has a limited operating history in its current business and must be considered in the development stage. It has not generated any material revenues since its inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we complete development of our Cardiovascular Tests and commercialize our QLCA and the Cardiovascular Tests. The primary source of funds for our CardioGenics business unit has been the sale of debt and common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable and we have not yet achieved profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern.

Our independent registered accounting firm, in their audit report related to our financial statements for the fiscal year ended October 31, 2015, expressed substantial doubt about our ability to continue as a going concern

As a result of our continued losses, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the fiscal year ended October 31, 2015, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of the going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

The Company currently has outstanding warrants to purchase 8,457,500 shares of our Common Stock at exercise prices ranging from $0.10 to $1.00 per share. Further, outstanding notes are convertible into 7,832,026 shares of common stock as of October 31, 2015. Accordingly, if such warrants are exercised, in whole or in part, prior to their expiration dates, you may experience substantial dilution upon exercise of these warrants. In addition, the likelihood of such dilution may be accelerated if the price of our Common Stock increases to a level greater than the exercise price of these warrants.

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

For the period covered below, our common stock was traded on the OTC Bulletin Board under the symbol CGNH. The following table reflects the reported quarterly high and low sales prices of our common stock from November 1, 2013 through October 31, 2015. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions

Fiscal Year Ending October 31, 2015

Quarter Ended	High $	Low $
October 31, 2015	0.05	0.02
July 31, 2015	0.05	0.01
April 30, 2015	0.08	0.01
January 31, 2015	0.10	0.01

Fiscal Year Ending October 31, 2014

Quarter Ended	High $	Low $
October 31, 2014	0.20	0.08
July 31, 2014	0.20	0.10
April 30, 2014	0.24	0.13
January 31, 2014	0.35	0.17

On February 12, 2016, the closing bid price for our common stock was $0.03.

As of February 12, 2016, there were 92,866,724 shares of our common stock outstanding. There was also outstanding 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 Exchangeable Shares, which are exchangeable into 24,176,927 shares of our common stock.

As of February 12, 2016, there were 1,885 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. Our transfer agent is Transfer Online. The transfer agent’s address is 512 SE Salmon Street, Portland, OR 97214-3444.

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended October 31, 2015.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements relating to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends”or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The financial statements contained herein include the results CardioGenics, Inc. and its subsidiaries (“CardioGenics, Inc.”) and CardioGenics Holdings, Inc. and its subsidiaries (“CardioGenics Holdings, Inc.”) (the latter from July 31, 2009, date of acquisition) which are collectively referred to as the “Company” or ” CardioGenics”.

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

Results of Operations for the Years Ended October 31, 2015 and October 31, 2014

The following table sets forth the Company’s results of operations for the years ended October 31, 2015 and October 31, 2014:

	For the Years Ended
	October 31,
	2015		2014

Revenue	$	▬	$	▬

Operating Expenses
Depreciation and Amortization of Property and Equipment		7,519		10,803
Amortization of Patent Application Costs		7,248		10,300
General and Administrative		541,585		451,468
Research and Product Development		215,790		500,935
Total operating expenses		772,142		973,506
Operating Loss		(772,142)		(973,506)

Other Expenses
Interest Expense and Bank Charges (Net)		475,745		1,841,373
Loss (Gain) on Change in Value of Derivative Liability		611,427		(142,054)
Loss on Foreign Exchange Transactions		57,010		7,051
Total other expenses (income)		1,144,182		1,706,370
Net Loss		$(1,916,324)		$(2,679,876)

Revenues

The Company realized no revenues in the current and preceding years.

Operating expenses

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers, occupancy costs, professional fees, listing costs and other office expenses. The change in general and administrative expenses is attributable primarily to a decrease in consulting fees offset by an increase in accrued income tax penalties related to non filing of tax returns in the United States.

Research and product development costs, net of investment tax credits

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributable primarily to a reversal of the Canadian refundable tax credit acquired or received (which was netted against those expenses) in 2014.

Other expenses

Loss on foreign exchange transactions

The Company conducts the majority of its transactions in Canadian dollars. The foreign exchange loss (2015-$57,010, 2014-$7,051) results from currency movements on transactions settled during the year.

Interest Expense

Interest expense was lower in 2015 than 2014 because of the debentures payable which were converted in 2014.

Liquidity and Capital Resources

For the year ended October 31, 2015, the Company incurred a net loss of approximately $1,916,000 (2014-$2,680,000) and a cash flow deficiency from operating activities of approximately $606,000 (2014-$597,000). The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about the Company’s ability to continue as a going concern and our independent auditors included an explanatory paragraph to emphasize such doubt in their report on the audit of our consolidated financial statements.

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

The Company believes that it will be successful in obtaining the necessary financing to fund its operations, and manage costs; however, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

Our current annual cash requirement is approximately $600,000. The cash balance at year end was $49,875 meaning that we had sufficient cash reserves to cover less than 1 month’s operations, assuming no revenue over the period.

During the year and through the date of this filing, the following financing arrangements were made in the Company:

1.	Iliad Research advanced $100,000 to the Company in the form of notes bearing interest at 8% with a term of one year. The notes are convertible at any time to common shares at a price equal to 60% of the lowest trading price in the fifteen days prior to conversion date.

2.	LG Capital LLP advanced $52,500 to the Company in the form of a note bearing interest at 8% with a term of one year. The note is convertible at any time to common shares at a price equal to 58% of the lowest trading price in the fifteen days prior to conversion date.

3.	Adar Bays, LLP advanced $52,500 to the Company in the form of a note payable bearing interest at 8% with a term of eight months. The note is convertible at any time to common shares at a price equal to 60% of the average of the lowest two trading prices of the common shares over the prior ten days.

4.	Auctus Private Equity, LLC advanced $55,250 in the form of a note payable bearing interest at 8% with a term of nine months. The note is convertible at any time to common shares at a price equal to 55% of the lowest closing price of the common shares over the fifteen days prior to conversion.

5.	Iliad Research advanced $55,000 in the form of notes payable bearing interest at 10% with a term of one year. The notes are convertible at any time to common shares at a price equal to 60% of the lowest closing price of the common shares over the fifteen days prior to conversion.

6.	Shareholders acquired 1,600,000 common shares for total consideration of $40,000.

7.	A director/officer advanced $26,136 to the Company, which amount is due on demand and carries interest at 10% per annum.

8.	On November 4, 2015, the Company received a loan in the amount of $227,894 from an individual. The loan bears interest at 10% per annum and has no set term.

9.	On November 13, 2015, the Company settled $6,436 in JMJ Financial notes payable plus interest with 160,425 common shares.

10.	On November 15, 2015, the Company issued a convertible promissory note to “Bay Private Equity Inc. (“Bay”), whereby the Company agrees to pay Bay on November 20, 2016 the sum of $50,000 (“Principal Sum”) plus interest at 8% per annum. Bay has the option to at any time convert the Note into shares of the Company’s common stock at a price for each share equal to 55% of the lowest price for any trade of the common stock during the fifteen (15) trading day period prior to conversion.

11.	On November 25, 2015, the Company issued a Senior Convertible Promissory Note to Firstfire Global Opportunities Fund LLP (“Firstfire”) whereby the Company agrees to pay Firstfire on May 25, 2016 the sum of $160,500 (“Principal Sum”) plus interest at 4% per annum. Should the Company fail to pay said Principal Sum plus interest on or before May 25, 2016, Firstfire may convert the Promissory Note into $240,750 worth of common shares at the lower of $.15 per common share or 40% of the lowest selling price of the common shares in the ten (10) days preceding the conversion date.

12.	On December 15, 2015, the Company settled $6,436 in JMJ Financial notes payable plus interest with 135,614 common shares.

13.	On December 21, 2015, the Company issued to a third party 205,000 common shares for total consideration of $7,279.

14.	On December 21, 2015, the Company repaid $7,279 of the loan from an officer/director.

15.	On January 15, 2016, the Company settled $6,436 in JMJ Financial notes payable plus interest with 151,655 common shares.

Summary of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of its operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for financial statements filed with the SEC.

(a)	Convertible Securities

(i) Debentures

In accordance with guidance in accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios in 2014, the Company recognized an embedded beneficial conversion feature present in the convertible debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to debt discount. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

(ii) Warrants

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

(iii) Notes

In addition, the Company allocated a portion of the proceeds from notes issued to the intrinsic value of the conversion feature to the debt discount.

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

On November 1, 2007, the Company adopted the guidance issued for accounting for uncertainty in income taxes which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the guidance and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as general and administrative expense. Upon adoption, there were no adjustments.

(d)	Convertible Notes Payable

The Company has issued Convertible Notes Payable (“Notes”) to various parties in various denominations over various terms. The conversion feature of the Notes is recorded as a derivative. The principal portion of the Notes is recorded at a discount with the discount amortized to Interest Expense over the term of the Note. The derivative is revalued every reporting period with the change in value recorded as a Loss or Gain on change in Derivative Liability in the Statement of Operations. The derivative is valued at fair value using the Black-Scholes pricing model.

At conversion, the derivative is valued at the conversion date with any change in value recorded as a Loss or Gain on Change in Derivative Liability in the Statement of Operations, the discount is amortized up to the conversion date with the amortization recorded as Interest Expense in the Statement of Operations and the Note Payable and Derivative balances transferred to the Statement of Shareholders’ Deficiency to be reflected in the changes in Common Stock and Additional Paid-in Capital.

(e)	Stock-Based Compensation

The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Securities and Exchange Commission (“SEC”). The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value. The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration. Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense is recorded to the statement of operations with a corresponding increase in share capital.

Recent Accounting Pronouncements

Revenue From Contracts With Customers

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods and services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 as amended is effective for the Company beginning in fiscal 2019. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Our management conducted an evaluation of the effectiveness of disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of October 31, 2015 primarily due to material weaknesses in internal controls over financial reporting (see below).

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

Our management concluded that as of October 31, 2015 our internal control over financial reporting was not effective based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission in 1992. Management has identified the following material weaknesses in our internal control over financial reporting:

●	lack of documented policies and procedures;

●	lack of resources to account for complex and unusual transactions;

●	lack of resources with income tax expertise;

●	lack of controls to ensure equity transactions are recorded accurately;

●	there is no effective separation of duties, which includes monitoring controls, between the members of management; and

●	lack of effective review of the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ended October 31, 2015. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board of Directors and Executive Officers

Name	Age	Position
Yahia Gawad	58	Director & Chief Executive Officer

J Neil Tabatznik	66	Director/Acting Chairman

Linda J. Sterling	55	Director & Secretary

Karim Murabet	58	Director

James A. Essex	68	Chief Financial Officer

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

J. Neil Tabatznik (Director of CardioGenics since 2005, Acting Chairman of CardioGenics since 2009). Mr. Tabatznik is the Chairman, CEO of Arrow Pharmaceuticals Inc. which is part of a global generic drug company established in 2000, and has seen rapid growth from $0 to $700 million in 8 years. The Arrow Group has sales operations in 5 continents and employs more than 1000 people worldwide. Prior to Arrow Pharmaceuticals, Mr. Tabatznik was the Chairman, CEO of Genpharm Inc. (1993-2000), which was acquired by Merck KGaA in 1994 and is now a part of Mylan Inc. the world’s third largest generic and specialty pharmaceutical company. He was a Barrister-at-Law in London and was called to the Bar of England and Wales in 1978. He has extensive expertise in pharmaceutical manufacturing and negotiations of agreements with multinational companies.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2015, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

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

Summary Compensation Table

The following table provides information concerning compensation of CardioGenics’ named executives for CardioGenics’ last two completed fiscal years ending October 31, 2014 and 2015.

Name & Principal Position	Year	Salary $		Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Dr. Yahia Gawad,	2015	119,449	(1)	—	—	—	—	—	—	119,449
Chief Executive Officer	2014	137,137	(1)	—	—	—	—	—	—	137,137

James A. Essex,	2015	28,668	(1)		—	—	—	—	—	28,668
Chief Financial Officer	2014	32,913	(1)	—	—	—	—	—	—	32,913

Linda J. Sterling,	2014	0	(1)	—	—	—	—	—	—	0
Secretary	2015	0	(1)	—	—	—	—	—	—	0

(1)	Compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended October 31, 2015 and October 31, 2014.Compensation for the CEO and the CFO in the amounts of $119,449 and $28,668 included in the above has not been paid in cash but rather has been accrued on the books of the Company.

Employment Agreements

We currently do not have written employment agreements with any of our current officers or executive personnel.

Outstanding Equity Awards at October 31, 2015 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date

None

Director Compensation

Non-Employee Directors’ Compensation

In fiscal 2015 our policy for compensation of non-employee directors was as follows:

1.	Non-employee directors do not receive an annual cash base retainer.

2.	At the discretion of the full Board of Directors, nonemployee directors may receive shares of the Company’s common stock. The number and terms of such shares is within the discretion of the full Board of Directors.

3.	Directors who are officers or employees of CardioGenics do not receive separate consideration for their service on the Board of Directors.

Fiscal Year 2015 Director Compensation Table

Name	Stock Award As Director $	Stock Award (Other) $	Total(1) $

J. Neil Tabatznik	0	0	0

(1)	As of October 31, 2015, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Tabatznik (561,648).

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

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of February 12, 2016, and the address for each director and executive officer of the Company is: c/o CardioGenics Holdings Inc., 6295 Northam Drive, Unit 8, Mississauga, Ontario L4V 1W8. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Common Stock			Series 1 Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding(2)	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding
Directors
J. Neil Tabatznik	3,934,395	(3)	3.4%	—		—

Named Executive Officers
Yahia Gawad	21,190,898	(4)	18.5%	—		—
Linda J. Sterling	1,801,452	(5)	1.6%	—		—
James Essex	987,258	(6)	—	—		—
All directors and named executive officers as a group (4 persons)	27,887,245	(7)	24.4%	—		—

5% Stockholders
Weirfoulds LLP	—		—	1	(8)	100%
Paul H. Saunders	7,047,565	(9)	6.2%	—		—

*Less than 1%

(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock and Series 1 Preferred Stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after February 12, 2015 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of Common Stock or Series 1 Preferred Stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock or Series 1 Preferred Stock.

(2)	Based on 116,390,957 shares of Common Stock outstanding as of February 12, 2015, which includes 24,176,927 shares of Common Stock into which all outstanding Exchangeable Shares are exchangeable at any time.

(3)	J. Neil Tabatznik beneficially owns 3,934,395 shares of Common Stock, including (i) 1,725,356 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) 2,209,039 shares of Common Stock.

(4)	Yahia Gawad beneficially owns 21,190,898 shares of Common Stock, including (i) 17,478,356 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) 3,712,542 shares of Common Stock.

(5)	Linda J. Sterling beneficially owns 1,801,452 shares of Common Stock, including (i) 1,301,032 shares of Common Stock issuable upon exchange of 1 Exchangeable Share and (ii) 500,420 shares of Common Stock.

(6)	James Essex beneficially owns 987,258 shares of Common Stock, including (i) 345,791 shares of Common Stock issuable upon exchange of 1 Exchangeable Shares and (ii) 641,467 shares of Common Stock.

(7)	See notes 2 through 6 above.

(8)	Weirfoulds LLP, as trustee pursuant to the Voting Trust Agreement (the “Trustee”), beneficially owns the 1 outstanding share of Series 1 Preferred Stock, which provides the Trustee voting power with respect to all outstanding Exchangeable Shares in accordance with the terms of the Voting Trust Agreement. The voting rights with respect to any Exchangeable Share may be exercised by the Trustee or, alternatively, the holder of the Exchangeable Share may exercise their voting rights directly. Under the Voting Trust Agreement, the Trustee may exercise the voting rights of the Exchangeable Shares only with the instruction of the holder of the Exchangeable Share. As of February 12, 2015, the Exchangeable Shares are exchangeable at any time into 24,176,927 shares of Common Stock. Weirfoulds LLP’s address is 1600-130 King Street, The Exchange Tower, Toronto, Ontario, M5X 1J5.

(9)	Paul H. Saunders’ address is 2700 North Ocean Drive, 9A, Singer Island, Florida 33404.

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of October 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	Not applicable		Not applicable		Not applicable

Equity Compensation Plans not approved by security holders		__		__	30,000	(1)

TOTAL		__		__	30,000

(1)	The maximum number of shares that may be subject to outstanding awards under our 1999 Long-Term Incentive Plan is 600,000 shares of Common Stock. Because this limitation applies only to outstanding awards under the plan, as the outstanding options included in column (a) are either exercised, forfeited or expire pursuant to their terms, the number of shares remaining available for future issuance in column (c) shall be increased by the number of shares subject to such option so exercised, forfeited or expired.

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

Certain Relationships and Related Transactions

In 2014, a shareholder loaned $100,000 and an officer loaned $7,637 to the Company. In 2015, an officer/director loaned $26,136 to the Company. All these loans are due on demand and pay interest at 10% per annum. On December 21, 2015, the company repaid $7,279 to the officer/director.

Director Independence

The Board of Directors currently consists of four members, two of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The independent member of the Board of Directors are Neil Tabatznik and Karim Murabet. However, since our stock trades on the OTC Bulletin Board and the OTCQB, we are not required to have independent directors.

For a director to be considered independent, the Board must determine that the director has no relationship, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. Principal Accounting Fees and Services

CohnReznick LLP has been appointed as our independent public accountants for the years ended October 31, 2015 and 2014 by unanimous approval of our board of directors.

The following table sets forth the aggregate fees paid by CardioGenics for the fiscal years ended October 31, 2015 and 2014 to our independent auditors:

	Fiscal Year Ended October 2015		Fiscal Year Ended October 2014
Audit Fees	$112,700	(1)	$150,000
Audit Related Fees	--		--
Tax Fees	--		--
All Other Fees	--		--
Total	$112,700		$150,000

(1) Represents estimated audit fees for the fiscal year ended October 31, 2015.

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

Table of Contents

October 31, 2015 and 2014

Consolidated Financial Statements

CardioGenics Holdings Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CardioGenics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CardioGenics Holdings Inc. and Subsidiaries as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioGenics Holdings, Inc. and Subsidiaries as of October 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP
Hartford, Connecticut
February 26, 2015

CardioGenics Holdings Inc.

Consolidated Balance Sheets

	October 31, 2015	October 31, 2014
Assets

Current Assets
Cash and Cash Equivalents	$49,875	$70,676
Accounts Receivable	▬	228
Refundable Taxes Receivable	2,385	2,625
Total Current Assets	52,260	73,529

Long-Term Assets

Property and equipment, net	35,174	42,693
Deposits and prepaid expenses	41,558	45,576
Patents, net	102,940	108,132

Totals	$231,932	$269,930

Liabilities and Shareholders’ Deficiency

Current Liabilities
Accounts payable and accrued expenses	$1,244,446	$1,020,809
Funds held in trust for redemption of class B Common Shares	4	4
Due to shareholders	133,773	131,052
Notes payable, net of debt discount	72,614	71,863
Derivative liability on notes payable	344,086	201,260

Total Liabilities	1,794,923	1,424,988

Commitments and contingencies
Shareholders’ Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	▬	▬
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 92,214,030 and 47,383,379 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as at October 31, 2015 and 2014, respectively	1,139	692

Additional paid-in capital	47,838,139	46,505,954

Accumulated deficit	(49,554,070)	(47,637,746)

Accumulated other comprehensive income (expense)	151,801	(23,958)

Total Shareholders’ deficiency	(1, 562,991)	(1,115,058)
Totals	$231,932	$269,930

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Operations

For the Years Ended October 31, 2015 and 2014

	For the Years Ended
	October 31,
	2015		2014

Revenue	$	▬	$	▬

Operating Expenses
Depreciation and Amortization of Property and Equipment		7,519		10,803
Amortization of Patent Application Costs		7,248		10,300
General and Administrative		541,585		451,468
Research and Product Development
Net of Investment Tax Credits		215,790		500,935
Total operating expenses		772,142		973,506
Operating Loss		(772,142)		(973,506)

Other Expenses
Interest Expense and Bank Charges (Net)		475,745		1,841,373
Loss (Gain) on Change in Value of Derivative Liability		611,427		(142,054)
Loss on Foreign Exchange Transactions		57,010		7,051
Total other expenses		1,144,182		1,706,370
Net Loss		$(1,916,324)		$(2,679,876)

Basic and Fully Diluted Net Loss per Common Share		$(0.02)		$(0.04)
Weighted-average number of Common Shares		94,424,039		61,701,832

See notes to consolidated financial statements.

F-3

CardioGenics Holdings Inc.

Consolidated Statements of Comprehensive Loss

For the Years Ended October 31, 2015 and 2014

	Years Ended
	October 31,
	2015	2014

Net Loss	$(1,916,324)	$(2,679,876)

Other comprehensive income, currency translation adjustments	175,759	93,557

Comprehensive loss	$(1,740,565)	$(2,586,319)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Shareholders’ Deficiency

For the Years Ended October 31, 2015 and 2014

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Deficiency
Balance November 1, 2013	58,903,595	$565	$44,514,000	$(44,957,870)	$(117,515)	$(356,224)	$(917,044)
Issuance of common shares on conversion of notes payable January 2014	100,000	1	12,066				12,067

Issuance of common shares on settlement of suit January 2014	700,000	7	188,993				189,000

Issuance of common shares for cash January 2014	200,000	2	49,998				50,000

Issuance of common shares on conversion of shares of subsidiary	296,538	3	(356,227)			356,224	-

Issuance of common shares on conversion of notes payable February 2014	154,658	2	18,557				18,559

Issuance of common shares on conversion of notes payable March 2014	150,000	1	14,894				14,895

Issuance of common shares on conversion of notes payable April 2014	160,000	2	12,478				12,480

Issuance of common shares for services rendered March 2014	83,333	1	17,916				17,917

Issuance of common shares for services rendered April 2014	32,946	0	7,083				7,083

Issuance of common shares on conversion of notes payable May 2014	258,333	3	15,497				15,500

Issuance of common shares for services rendered July 2015	63,336	1	8,233				8,234

Issuance of common shares on conversion of notes payable August 2014	250,000	2	14,998				15,000

Issuance of common shares on conversion of debentures payable September 2014	9,427,576	94	1.035,239				1.035,333

Beneficial conversion charge from re-pricing of shares and warrants associated with converted debentures			745,121				745,121

Issuance of common shares for services rendered September 2014	500,000	5	67,495				67,500

Issuance of common shares on conversion of notes payable October 2014	280,000	3	13,487				13,490

Settlement of derivative value of notes payable on conversion to common shares			126,126				126,126

Net Loss				(2,679,876)			(2,679,876)
Currency Translation Adjustment					93,557		93,557
Balance October 31, 2014	71,560,306	$692	$46,505,954	$(47,637,746)	$(23,958)	$ ▬	$(1,155,058)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Shareholders' Deficiency

For the Years Ended October 31, 2015 and 2014

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficiency
Balance November 1, 2014	71,560,306	$692	$46,505,954	$(47,637,746)	$(23,958)	$(1,155,058)

Issuance of common shares on conversion of notes payable November 2014	589,679	6	22,528			22,534

Issuance of common shares on conversion of notes payable December 2014	2,977,637	30	32,230			32,260

Issuance of common shares on conversion of notes payable January 2015	7,349,902	73	83,051			83,124

Issuance of common shares on conversion of shareholder's loan February 2015	227,273	2	22,854			22,856

Issuance of common shares on conversion of notes payable February 2015	7,220,309	72	57,391			57,463

Issuance of common shares on conversion of notes payable March 2015	3,039,913	30	23,524			23,554

Issuance of common shares on conversion of notes payable April 2015	718,390	7	10,720			10,727

Issuance of common shares on conversion of notes payable May 2015	5,894,104	59	51,301			51,360

Issuance of common shares for cash May 2015	1,600,000	16	39,984			40,000

Issuance of common shares on conversion of notes payable June 2015	1,345,834	13	18,472			18,485

Issuance of common shares on conversion of notes payable August 2015	5,566,831	56	45,216			45,272

Issuance of common shares for services rendered August 2015	100,000	1	3,044			3,045

Issuance of common shares on conversion of notes payable September 2015	4,763,590	48	34,778			34,826

Issuance of common shares on conversion of notes payable October 2015	3,437,189	34	43,234			43,268
Settlement of derivative value of notes payable on conversion to common shares			843,858			843,858
Net Loss				(1,916,324)		(1,916,324)
Currency Translation Adjustment					175,759	175,759
Balance October 31, 2015	116,390,957	$1,139	$47,838,139	$(49,554,070)	$151,801	$(1,562,991)

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2015 and 2014

	Years Ended October 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,916,324)	$(2,679,876)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	7,519	10,803
Amortization of Patent Application Costs	7,248	10,300
Loss (Gain) on Change in Value of Derivative Liability	611,427	(142,054)
Interest and Discount on Notes Payable	452,323	494,242
Amortization of Discount on Debentures Payable	▬	615,252
Common Stock Issued for Services Rendered	3,045	100,734
Beneficial conversion charge included in interest expense	▬	745,121
Changes in working capital items:
Account Receivable	228	18
Deposits and Prepaid Expenses	4,018	3,691
Refundable Taxes Receivable	240	677
Government Grants and Investment Tax Credits
Receivable	▬	60,104
Accounts Payable and Accrued Expenses	223,637	183,877
Net cash used in operating activities	(606,639)	(597,111)

Cash flows from investing activities:
Patent Application Costs	(2,057)	▬
Net cash used in investing activities	(2,057)	▬

Cash flows from financing activities:
Due to Shareholders	23,914	131,052
Payment on Notes Payable	(4,291)	▬
Proceeds From Notes Payable	305,000	215,000
Issue of Common Shares for Cash	40,000	50,000
Net cash provided by financing activities	364,623	396,052

Effects of exchange rate changes on cash and cash equivalents	223,272	8,632

Net Decrease in cash and cash equivalents	(20,801)	(192,427)

Cash and cash equivalents, beginning of year	70,676	263,103

Cash and cash equivalents, end of year	$49,875	$70,676

See notes to consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

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

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at October 31, 2015 of approximately $49.6 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, and manage costs, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

3.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(c)	Government Grants and Investment Tax Credits Receivable

The Company’s accounts include claims for investment tax credits (“ITCs”) relating to scientific research activities of the Company prior to July 31, 2009. The qualification and recording of this activity for ITCs purposes is established by Canadian Income Tax authorities when the income tax returns for the period are assessed. ITCs were recognized in the statement of operations in the year in which the expenses were incurred.

The Company no longer qualifies to receive substantial refunds of ITCs resulting from scientific research. Currently the majority of ITCs resulting from scientific research are carried forward to a time when the Company becomes tax paying at which time said ITCs are applicable against taxes payable.

(d)	Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated using methods and rates as follows:

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

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

On November 1, 2007, the Company adopted the guidance issued for accounting for uncertainty in income taxes which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the guidance and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as general and administrative expense. There are no uncertain tax positions as of October 31, 2015 and 2014.

(i)	Stock-Based Compensation

The Company follows the authoritative guidance for stock-based compensation which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the SEC. The Company estimates the fair value of stock options and shares issued as compensation to employees and directors as of the date of grant using the Black-Scholes pricing model and restricted stock based on the per share value. The Company also follows the guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services for equity instruments issued to consultants which provides guidance on transactions in which (1) the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received and (2) the counterparty receives shares of stock, stock options, or other equity instruments in settlement of the entire transaction or, if the transaction is part cash and part equity instruments, in settlement of the portion of the transaction for which the equity instruments constitute the consideration. Options issued with a nominal exercise price in exchange for services rendered were measured at the fair value of the underlying services rendered on the date of grant. The expense is recorded to the statement of operations with a corresponding increase in share capital with no additional increase in the number of shares as they were legally not yet exercised.

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

Other comprehensive income (loss) includes the foreign currency translation adjustments.

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

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

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

The carrying values of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Notes payable and convertible debentures approximate their fair value based upon recent issuances of the underlying debt.

(p)	Derivative Instruments

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

(q)	Beneficial Conversion Charge

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

(r)	Recently Issued Accounting Standards

Revenue From Contracts With Customers

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods and services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 as amended is effective for the Company beginning in fiscal 2019. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

4.	Property and Equipment

The costs and accumulated depreciation and amortization of property and equipment are summarized as follows:

	October 31,
	2015	2014

Furniture and Fixtures	$12,120	$12,120
Lab Equipment	168,481	168,481
Computer Hardware	19,490	19,490
Computer Software	8,433	8,433
Leasehold Improvements	91,269	91,269
Total Property and Equipment	299,793	299,793
Less Accumulated Depreciation and Amortization	264,619	257,100
Property and Equipment, Net	$35,174	$42,693

Depreciation and amortization expense amounted to $7,519 and $10,803 for the years ended October 31, 2015 and 2014, respectively.

5.	Patents

The costs and accumulated amortization of patents are summarized as follows:

	October 31,
	2015	2014

Patents	$146,079	$144,022
Less: Accumulated Amortization	(43,139)	(35,890)
Patents, Net	$102,940	$108,132

Weighted-Average Life	17 Years	17 Years

Amortization expense amounted to $7,248 and $10,300 for the years ended October 31, 2015 and 2014, respectively. Amortization expense is expected to be approximately $7,250 per year for the years ended October 31, 2016 through 2020.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

6.	Due to Shareholders

The amount due to shareholders is due on demand and carries interest at 10% per annum.

7.	Income Taxes

Based on the Company’s evaluation, management has concluded that there are no significant tax positions requiring recognition in the consolidated financial statements.

The Company has incurred losses in Canada since inception which have generated net operating loss carryforwards “NOLs” for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of October 31, 2015 were $7,457,000 which will expire from 2016 through 2035.

All fiscal years except 2015 have been assessed. Research and development tax credit for 2012 for which the Company received a refund of $81,460 is being refuted by Canadian taxation authorities. The Company is disputing the position taken by the taxation authorities but has established a reserve against possible repayment.

As of October 31, 2015, the Company had NOLs from US sources of approximately $45,532,000 available to reduce future Federal taxable income which will expire from 2020 through 2034. Returns for the years 2008 through 2015 are yet to be filed. As of October 31, 2015, the Company has recorded approximately $408,000 of estimated penalties and interest related to this matter.

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

For the years ended October 31, 2015 and 2014, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

As of October 31, 2015 and 2014, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	October 31,
	2015		2014
Temporary:
Property and equipment		$21,990		$(24,092)
Net operating loss carryforwards		17,568,933		18,640,188
Unrealized foreign exchange		(71,958)		23,175
Investment tax credits		402,189		402,189
Transitional tax debits		(25,076)		(25,076)
Unrealized loss (gain) on derivative liability		157,104		(37,181)
Total Deferred Tax Assets		18,009,202		18,979,203
Valuation Allowance		(18,009,202)		(18,979,203)
Net Deferred Income Taxes	$	▬	$	▬

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

A reconciliation of the Canadian combined statutory rate to the Company’s effective tax rate for the years ended October 31, 2015 and 2014 is as follows:

	October 31,
	2015	2014

Statutory rate	28%	28%
Decrease in income tax rate resulting from:
Permanent differences	(6.0)%	(1.3)%
Change in valuation allowance	(22.0)%	(26.7)%
Effective tax rate	0.0%	0.0%

8.	Accounts Payable and Accrued Expenses

	October 31,
	2015	2014

Accounts Payable	$181,102	$289,054
Income Tax Reserve	487,460	321,460
Research and Development	188,458	17,004
Investor Relations	10,104	11,738
Patent Application Costs	2.419	5,026
Legal Fees	301,154	316,127
Stock Exchange Listing	15,384	▬
Accounting Fees	58,355	60,400
Total	$1,244,446	$1,020,809

9.	Stock-Based Compensation

The Company follows the guidance for stock-based compensation. Stock-based employee compensation related to stock options for each of the years ended October 31, 2015 and 2014 amounted to $0.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2013	30,000	$0.90
Granted	▬	▬
Forfeited/expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2014	30,000	$0.90
Granted	▬	▬
Forfeited/expired	▬	▬
Exercised	▬	▬
Outstanding – October 31, 2015	30,000	$0.90

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at October 31, 2015 and 2014.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company granted no stock options during the years ended October 31, 2015 and 2014.

The following table summarizes information on stock options outstanding at October 31, 2015

Options Outstanding and Exercisable
		Weighted
Number	Weighted	Average
Outstanding	Average	Remaining	Aggregate
at	Exercise	Life	Intrinsic
October 31, 2015	Price	(Years)	Value
30,000	$0.90	3.75
30,000		3.75	$0

The intrinsic value is calculated as the difference between the market value as of October 31, 2015 and the exercise price of the shares. The market value as of October 31, 2015 was $0.04 as reported by the OTC Bulletin Board.

10.	Notes Payable

On November 19, 2012, the Company entered into an agreement (“Line”) with JMJ Financial (“Lender”) whereby the Company may borrow up to $350,000 from the Lender in increments of $50,000. The Line is subject to an original issue discount of $50,000. Advances under the Line (“Notes”) have a maturity date of one year from the date of the advance. If the advance is repaid within three months, the advance is interest free. If not repaid within three months, the advance may not be repaid before maturity and carries interest at 5%. The Lender has the right at any time to convert all or part of the outstanding principal and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company at a price equal to the lesser of $0.23 and 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless agreed in writing by the parties, at no time will the Lender convert any amount owing under the Line into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. In June 22, 2015, the Company and the lender entered into a settlement agreement, whereby in exchange for a remaining indebtedness of $77,235, the Company agreed that on the 15th of each month commencing July 2015 and ending June 2016, the Company would either pay the lender $6,436 or issue to the lender common shares in the equivalent dollar amount at a price equal to the average closing price of the common stock in the five trading days prior to the scheduled payment date. During 2015, the Company paid one installment in cash and a total of 655,150 common shares for three installments.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

On May 23, 2014, the Company issued promissory notes (the “LG Notes”) to LG Capital Funding, LLC and Adar Bays, LLC (collectively the “Holders”) in the amount of $52,500 each bearing interest at 8% annually due May 23, 2015. The LG Notes and accrued interest may be converted into shares of the Common Stock of the Company at a 42% discount to the lowest closing bid with a 12 day look back. The LG Notes may be prepaid with the following penalties: (i) if the Notes are prepaid within 60 days of the issue date, then at 130% of the face amount plus any accrued interest; and, (ii) if the LG Notes are prepaid after 60 days after the issue date but less than 181 days after the issue date, then at 140% of the face amount plus any accrued interest. The LG Notes may not be prepaid after the 180 th day after issue. Notes in the amount of $36,000 were converted to common shares in 2015.

On November 12, 2014, the Company received $50,000 from Chicago Ventures in exchange for a note payable bearing interest at 10% due in one year, convertible into shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days. The notes were all converted to common shares in 2015.

On November 20, 2014, the Company reached a settlement with IBC Funds, LLC (“IBC”) whereby IBC agreed to pay $78,026 of the Company’s debts in exchange for the right to purchase shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days. The notes were all converted to common shares in 2015.

On December 15, 2014, the Company received $52,500 from LG Capital Funding LLC in exchange for a note payable bearing interest at 8% due in one year, convertible into shares in the Company’s common stock at a 42% discount from the lowest closing price of the common shares over the prior 15 days. Notes in the amount of $36,000 were converted to common shares in 2015.

On March 25, 2015, the Company received $52,500 from Adar Bays, LLC in exchange for a note payable bearing interest at 8% due November 26, 2015, convertible into shares in the Company’s common stock at a 40% discount from the average of the lowest two trading prices of the common shares over the prior 10 trading days. The notes were all converted to common shares in 2015.

On July 31, 2015, the Company received $55,250 from Auctus Private Equity Fund, LLC in exchange for a note payable bearing interest at 8% due in nine months, convertible into shares in the Company’s common stock at a 45% discount from the lowest closing price of the common shares over the prior 15 days.

On August 14, 2015, the Company received $27,500 from Iliad Research and Trading LLC in exchange for a note payable bearing interest at 10% due in one year, convertible into shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days.

On October 13 2015, the Company received $27,500 from Iliad Research and Trading LLC in exchange for a note payable bearing interest at 10% due in one year, convertible into shares in the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

A summary of the Notes at October 31, 2015 and 2014 is as follows:

	October 31, 2015	October 31, 2014
Convertible Note Payable, due February 20, 2015	$-	$12,529
Convertible Notes Payable, due May 23, 2015	-	105,000
Convertible Note Payable, due June 23, 2016	54,925	40,000
Convertible Note Payable, due October 22, 2015	-	35,000
Convertible Note Payable, due November 26, 2015	55,250	-
Convertible Note Payable, due December 15, 2015	16,500	-
Convertible Note Payable, due August 14, 2016	27,500	-
Convertible Note Payable, due October 13, 2016	27,500	-
Debt Discount - value attributable to conversion feature attached to Notes, net of accumulated amortization of $72,614 and $71,863	(109,061)	(120,666)
Total	72,614	71,863
Less: Current portion	72,614	71,863
Total Long-term portion	$-	$-

As described in further detail in Note 11, “Derivative Liabilities”, the Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and as a derivative liability. The discount to the Notes is amortized to interest expense over the life of the Note or until conversion. Upon conversion of the Notes and related interest and original issue discount to common stock, any remaining unamortized discount is charged to financing expense. During the year ended October 31, 2015, Notes in the principal amount of $422,874 were exchanged for 42,903,378 common shares.

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $344,086 (2014- $201,260) as of October 31, 2015. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying consolidated statements of operations.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price of $.017 and $.018 per share according to the agreements; risk free interest rate of .11%; expected life of 1 year; expected dividend of zero; a volatility factor of 241% to 272%, as of October 31, 2015 and 2014. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

12.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of October 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in	Significant Other	Significant		Total Increase (Reduction)
	Active Markets for	Observable	Unobservable		in Fair Value
Balance Sheet	Identical Assets or	Inputs	Inputs	October 31, 2014	Recorded at
Location	Liabilities (Level 1)	(Level 2)	(Level 3)	Total	October 31, 2014
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$201,260	$201,260	$(142,054)

	Quoted Prices in	Significant Other	Significant		Total Increase (Reduction)
	Active Markets for	Observable	Unobservable		in Fair Value
Balance Sheet	Identical Assets or	Inputs	Inputs	October 31, 2015	Recorded at
Location	Liabilities (Level 1)	(Level 2)	(Level 3)	Total	October 31, 2015
Liabilities:
Derivative liability – on Notes Payable	$-	$-	$344,086	$344,086	$611,427

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

The Company utilizes the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability associated with the convertible note obligation. The Company considers them to be Level 3 instruments. The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the derivative liability at October 31, 2015 and 2014:

	2015	2014
Fair value	$0.017-0.018	$0.058-0.060
Expected volatility	241-272%	162%-169%
Dividend yield	-	-
Expected term (in years)	.06 - .95	.31-.94
Risk-free interest rate	0.11%	0.11%

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the year ended October 31, 2015.

	2015	2014
Balance at beginning of year	$201,260	$99,702
Additions to derivative instruments	375,257	369,738
Change in fair value of derivative liabilities	611,427	(142,054)
Settlements	(843,858)	(126,126)
Balance at end of year	$344,086	$201,260

13.	Debentures Payable

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

In May 2013, the Company sold Series B Convertible Debenture Units (the “B Units”) in the amount of $500,000. Each B Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.15 at any time up to three years.

In June 2013, the Company sold Series B Convertible Debenture Units (the “B Units”) in the amount of $148,653 to officers and/or directors. Each B Unit includes a debenture having a term of three years, bearing interest at 10%, and a warrant having a term of three years. The debentures are convertible at any time into common shares of the Company’s stock at a price of $0.25 per share. The warrants entitle the holder to purchase 1.5 times the number of common shares of the Company’s stock allowed in conjunction with the debentures at a price of $0.15 at any time up to three years.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

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

14.	Warrants

Outstanding warrants are as follows:

	October 31,
	2015	2014

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.14 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants August 5, 2013, entitling the holders to purchase 2,500,000 common shares in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants August 5, 2013, entitling the holders to purchase 1,500,000 common shares in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant September 3, 2013, entitling the holder to purchase 500,000 common shares in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder October 29, 2013, entitling the holder to purchase 250,000 common shares in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder November 7, 2013, entitling the holder to purchase 1 common shares in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	125,000
Total Warrants outstanding	8,457,500	8,457,500

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

15.	Authorized Share Capital

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

16.	Issuance of Common Stock

During the year ended October 31, 2015 and 2014, the Company issued the following common shares:

	Year Ended October 31, 2015		Year Ended October 31, 2014
	# of shares	Amount	# of shares	Amount
Issuance to third parties for services rendered	100,000	$3,045	679,615	$100,734
Issuance to third parties for cash	1,600,000	$40,000	200,000	$50,000
Issuance to third parties on exercise of conversion of notes payable	42,903,378	$422,874	1,352,991	$101,991
Issued to shareholder on conversion of shareholder’s loan	227,273	$22,856	-	$-
Issued to debenture holders on exercise of conversion of debentures payable	-	$-	9,427,576	$1,035,333
Issued to minority shareholders on exchange of their shares in subsidiary for shares in the Company.	-	$-	296,538	$-

The fair value of shares issued for services rendered were measured at the fair value of the services rendered on the date rendered.

The Company has reserved in Treasury 24,700,000 Common Shares for possible conversion exercise of options, warrants and debt.

17.	Redemption of Class B Common Stock

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

18.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted (loss) per share:

	Years Ended October 31,
	2015	2014

Weighted-average shares - basic	94,424,039	61,701,832
Effect of dilutive securities	▬	▬
Weighted-average shares - diluted	94,424,039	61,701,832

Basic (loss) per share (“EPS”) and diluted EPS for the years ended October 31, 2015 and 2014 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding options and warrants and conversion of debt representing 18,621,774 and 12,195,822 incremental shares, respectively, have been excluded from the years ended October 31, 2015 and 2014, respectively, computation of diluted EPS as they are antidilutive given the net losses generated.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

19.	Commitments and Contingent Liabilities

Lease

The Company has entered into an operating lease agreement for the use of operating space.

Aggregate minimum annual lease commitments of the Company under the non-cancelable operating lease as of October 31, 2015 are as follows. (The Company is required in addition to pay a proportionate share of building operational expenses.) :

Year	Amount

2016	$42,473
2017	35,394
Total Minimum Lease Payments	$77,867

Lease expense amounted to $61,137 and $70,374 for the years ended October 31, 2015 and 2014, respectively.

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

On January 3, 2014, the suit was settled for cash consideration of $10,000 plus 700,000 common shares.

The Company is not involved in other litigation as this time.

20.	Supplemental Disclosure of Cash Flow Information

	For the Year Ended
	October 31,
	2015	2014
Cash paid during the period for:
Interest	$22,551	$16,901
Income Taxes	▬	▬
Non-cash financing activities:
Conversion of notes payable including principal, interest and original issue discount	422,874	101,991
Services rendered settled with common shares	3,045	100,734
Value of beneficial conversion feature and warrants issued with debentures issued during the year	▬	745,121
Settlement of accrued legal by issuance of common shares	▬	189,000
Settlement of shareholder loan with common shares	22,856	▬

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

21.	Subsequent Events

1.	On November 4, 2015, the Company, through 2489528 Ontario Inc., an Ontario corporation and indirect subsidiary of the Company (” Acquisition Sub “), Plasticap Corporation, an Ontario corporation (” Plasticap “) and 1731861 Ontario Inc., an Ontario corporation (” 173 Corp “) entered into an asset purchase agreement, dated as of November 2, 2015, pursuant to which Acquisition Sub was to acquire all of the assets of Plasticap and 173 Corp (collectively, the “ Sellers “) (the ” Asset Purchase Agreement “).

In consideration for the sale of the assets by the Sellers, the Company is to issue to Sellers, or their nominees (i) a convertible debt instrument, in the original principal amount of ten million Canadian dollars (CDN$10,000,000), which shall bear interest at a rate of 8% (the ” Convertible Debt “); (ii) twenty million (20,000,000) shares of the Company’s common stock, par value $0.00001 ( the ” Common Stock “), which shares shall not be registered for resale by the Company and shall be subject to the rights and restrictions of Rule 144 of the Securities Act of 1933 (” Rule 144 “); and (iii) a warrant to purchase ten million (10,000,000) shares of Common Stock, which warrant shall have a term of three (3) years, be exercisable on a net cashless basis at an exercise price of $0.50 per share, not be registered for resale by Buyer and be subject to the rights and restrictions of Rule 144 (the ” Warrant “). In addition, Acquisition Sub will assume two million nine-hundred thousand Canadian dollars (CDN $2,900,000) in secured debt from Sellers (the ” Secured Debt “) as part of the consideration.

The Asset Purchase Agreement contains customary representations and warranties from the parties. Acquisition Sub and 173 Corp also agreed to various post-closing undertakings.

On November 4, 2015 and subject to post-closing undertakings, the Company, Acquisition Sub and the Sellers closed the sale and purchase of all of the assets of Sellers by Acquisition Sub, pursuant to the terms of the Asset Purchase Agreement. The assets acquired by Acquisition Sub comprised all of the assets of Sellers, which include, among others, the “Plasticap” trademark, all furnishings, fixtures and equipment related to Plasticap’s specialty cap and closure manufacturing business and all of the Sellers’ customer contracts, all as more particularly set forth in the Asset Purchase Agreement.

As part of the closing, Acquisition Sub and 173 Corp agreed to various post-closing undertakings. The following under takings have yet to be completed and hence the sale has not closed and the notes and warrants above have not been issued, nor has the CDN $2,900,000 secured debt been assumed.

(i)	173 Corp undertakes that by January 31, 2016 it shall pay all the outstanding indebtedness of Bibby Financial Services located at 4 Robert Speck Parkway, Unit 310, Mississauga, ON, L4Z 1S1.

(ii)	Following the fulfilment of the undertaking specified in paragraph (i), which shall be considered fulfilled upon 173 Corp providing Acquisition Sub with a copy of the cheque payable to Bibby Financial Services for the full amount of the indebtedness, 173 Corp undertakes to provide Acquisition Sub, or as it directs, with a full and comprehensive release against any future claims Bibby Financial Services may have and a full indemnity against any future claims.

(iii)	Acquisition Sub undertakes that it will advance up to fifty thousand Canadian dollars (CDN$50,000) as a deposit against any outstanding claims Jacob Van Halteran may have through any security interests duly registered on any of the Sellers’ assets and that Sellers shall provide a full and comprehensive release of those security interests other than any rights that may be asserted under Schedule 2.3 of the Asset Purchase Agreement specifying any assumed liabilities.

CardioGenics Holdings Inc.

Notes to Consolidated Financial Statements

October 31, 2015 and 2014

(iv)	A Seller’s lender will be paid fifty thousand Canadian dollars (CDN$50,000) against the debt in 173 Corp.

(v)	Acquisition Sub undertakes to pay from earnings received from time-to-time from its primary customer contract, based on a calculation of 50% before interest, taxes, depreciation and amortization, amounts to reduce the principle amount of the Secured Debt to zero by December 31, 2018. In the event, a residual balance exists, a balloon payment will be made to complete the payment. After Acquisition Sub completes the payment obligation specified under this subparagraph 6, the Sellers undertake, acknowledge and agree that the Acquisition Sub shall have no further responsibility to make any further payments on the balance of the Secured Debt.

(vi)	Acquisition Sub and 1646813 Ontario Limited undertake to enter into a new lease agreement for the premises located at 177 Crosby Avenue, Richmond Hill, Ontario, effective November 2015, with an option for Acquisition Sub to purchase the premises on the following terms:

The term of the lease will be 5 years, with an option for an additional 5 years. Acquisition Sub has the option to acquire the building until January 15, 2016, through a purchase of all of the outstanding shares of 1646813 Ontario Limited, the owner of the real property and subject to refinancing the existing mortgages. In the event Acquisition Sub does not exercise the option, the lease shall remain in force for the duration of the lease and the Convertible Debt will be reduced by one million (CDN$1,000,000.00) Canadian dollars.

The option for acquiring the real property has expired and therefore not in consideration any more. Further, the legal position of both parties is being disputed and has currently not concluded. There are no guarantees that this acquisition will be consummated and if it does, the terms might be different than stated above.

The Company has advanced/loaned $288,126 to Acquisition Sub, Plasticap or 173 Corp. from November 4, 2015 to February 12, 2016. The Company is confident of collection of these advances/loans should the acquisition not be consummated.

2.	On November 4, 2015, the Company received a loan in the amount of $227,894 from an individual. The loan bears interest at 10% per annum and has no set term.

3.	On November 13, 2015, the Company settled $6,436 in JMJ Financial notes payable plus interest with 160,425 common shares.

4.	On November 15, 2015, the Company issued a convertible promissory note to “Bay Private Equity Inc. (“Bay”), whereby the Company agrees to pay Bay on November 20, 2016 the sum of $50,000 (“Principal Sum”) plus interest at 8% per annum.

Bay has the option to at any time convert the Note into shares of the company’s common stock at a price for each share equal to 55% of the lowest price for any trade of the common stock during the fifteen (15) trading day period prior to conversion.

5.	On November 25, 2015, the Company issued a Senior Convertible Promissory Note to Firstfire Global Opportunities Fund LLP (“Firstfire”) whereby the company agrees to pay Firstfire on May 25, 2016 the sum of $160,500 (“Principal Sum”) plus interest at 4% per annum. Should the company fail to pay said Principal Sum plus interest on or before May 25, 2016, Firstfire may convert the Promissory Note into $240,750 worth of common shares at the lower of $.15 per common share or 40% of the lowest selling price of the common shares in the ten (10) days preceding the conversion date.

6.	On December 15, 2015, the Company settled $6,436 in JMJ Financial notes payable plus interest with 135,614 common shares.

7.	On December 21, 2015, the Company issued to a third party 205,000 common shares for total consideration of $7,279.

8.	On December 21, 2015, the Company repaid $7,279 of the loan from an officer/director.

9.	On January 15, 2016, the Company settled $6,436 in JMJ Financial notes payable plus interest with 151,655 common shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENICS HOLDINGS INC.

By:	/s/ Yahia Gawad
Yahia Gawad
Chief Executive Officer

Dated: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	DATE

/s/ Yahia Gawad	Chief Executive Officer	February 26, 2016
Yahia Gawad

/s/ James Essex	Chief Financial Officer	February 26, 2016
James Essex

43