Form 10-Q
period 2016-01-31
CardioGenics Holdings Inc.
filed 2016-03-28
CIK 1089029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016.

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

Yes [X] No [  ]

As of March 18, 2016 the Registrant had the following number of shares of its capital stock outstanding: 96,050,558 shares of Common Stock and 1 share of Series 1 Preferred Voting Stock, par value $0.0001, representing 13 exchangeable shares of the Registrant’s subsidiary, CardioGenics ExchangeCo Inc., which are exchangeable into 24,176,927 shares of the Registrant’s Common Stock.

CARDIOGENICS HOLDINGS INC.

FORM 10-Q

For the Quarter Ended January 31, 2016

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CardioGenics Holdings Inc.

Condensed Consolidated Balance Sheets

	January 31, 2016	October 31, 2015
	(Unaudited)
Assets

Current Assets
Accounts Receivable	$96,810	$49,875
Advances Receivable	283,371	-
Refundable Taxes Receivable	4,921	2,385
	385,102	52,260
Long-Term Assets
Property and Equipment, net	33,795	41,558
Deposits and Prepaid Expenses	38,819	35,174
Patents, net	100,729	102,940
Total Assets	$558,445	$231,932
Liabilities and Deficiency

Current Liabilities
Accounts Payable and Accrued Expenses	$1,342,235	$1,244,446
Funds Held in Trust for Redemption of Class B Common Shares	4	4
Loan Payable	214,194	-
Due to Shareholders	124,274	133,773
Notes Payable, net of debt discount	164,302	72,614
Derivative Liabilities on Notes Payable	499,952	344,086
Total Liabilities	2,344,961	1,794,923

Commitments and Contingent Liabilities
Deficiency
Preferred stock; par value $.0001 per share, 50,000,000 shares authorized, none issued	-	-
Common stock; par value $.00001 per share; 150,000,000 shares authorized, 92,866,724 and 92,214,030 common shares and 24,176,927 and 24,176,927 exchangeable shares issued and outstanding as of January 31, 2016 and October 31, 2015, respectively	1,146	1,139

Additional Paid-in Capital	47,864,720	47,838,139

Accumulated Deficit	(49,679,362)	(49,554,070)

Accumulated Other Comprehensive Income	26,980	151,801

Total Deficiency	(1,786,516)	(1,562,991)
Total Liabilities and Deficiency	$558,445	$231,932

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended January 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
Depreciation and Amortization of Property and Equipment	1,379	1,986
Amortization of Patent Application Costs	2,211	2,379
General and Administrative	138,346	133,611
Research and Product Development	59,160	67,720
Total operating expenses	201,096	205,696
Operating Loss	(201,096)	(205,696)

Other Expenses (Income)
Interest Expense and Bank Charges, net	126,176	159,115
Loss (Gain) on Change in Value of Derivative Liability	(54,634)	652,348
Loss (Gain) on Foreign Exchange Transactions	(147,346)	43,671
Total Other Expenses (Income)	(75,804)	(855,134)

Net Loss	$(125,292)	$(1,060,830)

Basic and Diluted Net Loss per Common Share	$0.00	$(0.01)

Weighted-average Number of Shares of Common Stock Outstanding	116,716,036	74,095,036

See notes to condensed consolidated financial statements.

F-2

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended January 31,
	2016	2015

Net loss	$(125,292)	$(1,060,830)

Other comprehensive income (loss), currency translation adjustments	(124,821)	143,582

Comprehensive Loss	$(250,113)	$(917,248)

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statement of Changes in Deficiency (unaudited)

	Three Months Ended January 31, 2016
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficiency
Balance November 1, 2015	116,390,957	$1,139	$47,838,139	$(49,554,070)	$151,801	$(1,562,991)

Issuance of common shares on settlement of notes payable November 2015	160,425	2	6,434			6,436

Issuance of common shares for cash December 2015	205,000	2	7,277			7,279

Issuance of common shares on settlement of notes payable December 2015	135,614	1	6,435			6,436

Issuance of common shares on settlement of notes payable January 2016	151,655	2	6,435			6,437

Net Loss				(125,292)		(125,292)

Currency Translation Adjustment					(124,821)	(124,821)
Balance January 31, 2016	117,043,651	$1,146	$47,864,720	$(49,679,362)	$26,980	$(1,786,516)

 See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31
	2016	2015

Cash flows from operating activities:
Consolidated Net loss	$(125,292)	$(1,060,830)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,379	1,986
Amortization of Patent Application Costs	2,211	2,379
Loss (Gain) on Change in Value of Derivative Liability	(54,634)	652,348
Interest and Discount on Notes Payable	114,789	152,781
Changes in working capital items:
Accounts receivable	-	26
Deposits and Prepaid Expenses	(3,645)	4,600
Refundable Taxes Receivable	(2,536)	(193)
Accounts Payable and Accrued Expenses	97,789	36,733
Net cash provided by (used in) operating activities	30,061	(210,170)

Cash Flows from Investing Activities:
Advances receivable	(283,371)	-
Net cash used in investing activities	(283,371)	-

Cash flows from financing activities:
Proceeds from Loan Payable	214,194	-
Proceeds from Notes Payable	200,000	185,276
Due to Shareholders	(7,279)	(3,517)
Issue of Common Shares for Cash	7,279	-
Net cash provided by financing activities	414,194	181,759

Effects of exchange rate changes on cash	(113,949)	42,355

Net increase in cash and cash equivalents	46,935	13,944

Cash and cash equivalents, beginning of period	49,875	70,676

Cash and cash equivalents, end of period	$96,810	$84,620

See notes to condensed consolidated financial statements.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2016 and 2015

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

In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed interim consolidated financial position of CardioGenics Holdings Inc. and its subsidiaries under generally accepted accounting principles in the United States (“US GAAP”) as of January 31, 2016, their results of operations and cash flows for the three months ended January 31, 2016 and 2015, and the changes in deficiency for the three months ended January 31, 2016. CardioGenics Holdings Inc. and its subsidiaries are referred to together herein as the “Company”. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of October 31, 2015 (the “Audited Financial Statements”) included in the Company’s Form 10-K that was previously filed with the SEC on February 26, 2016 and from which the October 31, 2015 consolidated balance sheet was derived.

The results of the Company’s operations for the three months ended January 31, 2016 are not necessarily indicative of the results of operations to be expected for the full year ending October 31, 2016.

The accompanying condensed interim consolidated financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has experienced negative cash flows from operations since inception. The Company has an accumulated deficit at January 31, 2016 of approximately $49.7 million. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

January 31, 2016 and 2015

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

The Company has incurred losses in Canada since inception, which have generated net operating loss carryforwards for income tax purposes. The net operating loss carryforwards arising from Canadian sources as of January 31, 2016 approximated $7,730,000, which will expire from 2016 through 2035. All fiscal years except 2015 have been assessed as filed by Canadian tax authorities.

A research and development tax credit for 2012 for which the Company received a refund of $81,460 is being refuted by Canadian taxation authorities. The Company is disputing the position taken by the taxation authorities, but has established a reserve for possible repayment.

As of January 31, 2016, the Company had net operating loss carryforwards from US sources of approximately $45,409,000 available to reduce future Federal taxable income which will expire from 2019 through 2035. Returns for the years 2008 through 2015 are yet to be filed.

For the three months ended January 31, 2016 and 2015, the Company’s effective tax rate differs from the statutory rate principally due to the net operating losses for which no benefit was recorded.

5.	Loan Payable

On November 4, 2015, a third party loaned the Company $214,194 for a term of one year at an interest rate of 10% per annum.

6.	Notes Payable

On November 19, 2012, the Company entered into an agreement (“Line”) with JMJ Financial (“Lender”) whereby the Company may borrow up to $350,000 from the Lender in increments of $50,000. The Line is subject to an original issue discount of $50,000. Advances under the Line (“Notes”) have a maturity date of one year from the date of the advance. If the advance is repaid within three months, the advance is interest free. If not repaid within three months, the advance may not be repaid before maturity and carries interest at 5%. The Lender has the right at any time to convert all or part of the outstanding principal and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company at a price equal to the lesser of $0.23 and 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless agreed in writing by the parties, at no time will the Lender convert any amount owing under the Line into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. On June 22, 2015, the Company and the Lender entered into a settlement agreement, whereby in exchange for the remaining indebtedness of $77,235, the Company agreed that on the 15th of each month commencing July 2015 and ending June 2016, the Company would either pay the lender $6,436 or issue to the lender common shares in the equivalent dollar amount at a price equal to the average closing price of the common stock in the five trading days prior to the scheduled payment date. During the three months ended January 31, 2016, the Company issued a total of 447,694 common shares for three installments.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2016 and 2015

On May 23, 2014, the Company issued promissory notes (the “LG Notes”) to LG Capital Funding, LLC and Adar Bays, LLC (collectively the “Holders”) in the amount of $52,500 each bearing interest at 8% annually due May 23, 2015. The LG Notes and accrued interest may be converted into shares of the Common Stock of the Company at a 42% discount to the lowest closing bid with a 12 day look back.

On December 15, 2014, the Company received $52,500 from LG Capital in exchange for a note payable bearing interest at 8% due in one year, convertible into shares of the Company’s common stock at a 42% discount from the lowest closing price of the common shares over the prior 15 days. As of January 31, 2016, all but $16,500 of the notes have been converted to common shares.

On July 31, 2015, the Company received $55,250 from Auctus, LLC in exchange for a note payable bearing interest at 8% due in nine months, convertible into shares of the Company’s common stock at a 45% discount from the lowest closing price of the common shares over the prior 15 days.

On August 14, 2015, the Company received $27,500 from Iliad Research & Trading, L.P. in exchange for a note payable bearing interest at 10% due in one year, convertible into shares of the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days.

On October 13, 2015, the Company received $27,500 from Chicago Ventures in exchange for a note payable bearing interest at 10% due in one year, convertible into shares of the Company’s common stock at a 40% discount from the lowest closing price of the common shares over the prior 15 days.

On November 20, 2015, the Company received $50,000 from Bay Private Equity Inc. in exchange for a note payable bearing interest at 8% due in one year, convertible into shares of the Company’s common stock at a 45% discount from the lowest closing price of the common shares over the prior 15 days.

On November 25, 2015, the Company received $160,500 from FirstFire Opportunities Fund LLP in exchange for a note payable bearing interest at 4% due in six months, convertible into shares of the Company’s common stock at a 60% discount from the lowest closing price of the common shares over the prior 15 days.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2016 and 2015

A summary of the Notes Payable at January 31, 2016 and October 31, 2015 follows:

	January 31, 2016	October 31, 2015
Convertible Note Payable, due December 15, 2015	$16,500	$16,500
Convertible Notes Payable, due May 23, 2016	160,500	-
Convertible Note Payable, due June 23, 2016	35,616	54,925
Convertible Note Payable, due July 31, 2016	55,250	55,250
Convertible Note Payable, due August 14, 2016	27,500	27,500
Convertible Note Payable, due October 9, 2016	27,500	27,500
Convertible Note Payable, due November 20, 2016	50,000	-
Debt Discount - value attributable to conversion feature attached to notes, net of accumulated amortization of $164,302 and $72,614	(208,564)	(109,061)
Total	164,302	72,614
Less: Current portion	164,302	72,614
Total Long-term portion	$-	$-

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $499,952 at January 31, 2016. Accordingly, changes in the fair value of the embedded derivatives are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. The Company recorded a gain of $54,634 in the fair value for the three months ended January 31, 2016.

The Company estimated the fair value of the embedded derivatives using a Black Scholes model with the following assumptions: conversion price $0.012 - $0.022 per share according to the agreements; risk free interest rate of .11%; expected life of up to 1 year; expected dividend of zero; a volatility factor of 194% to 278%, as of January 31, 2016. The expected lives of the instruments are equal to the contractual term of the conversion option. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

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

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2016 and 2015

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of January 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in Active	Significant Other			Total Increase (Reduction)
	Markets for	Observable	Significant		in Fair Value
Balance Sheet	Identical Assets or	Inputs	Unobservable	January 31, 2016	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	January 31, 2015
Liabilities:
Derivative liability	$-	$-	$499,952	$499,952	$(54,634)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liability, or derivative liabilities related to the senior secured convertible notes and warrants, for the three months ended January 31, 2016 and 2015.

	2016	2015

Balance at beginning of period	$344,086	$201,260
Additions to derivative instruments	210,500	179,820
Change in fair value of derivative liabilities	(54,634)	652,348
Settlements	-	(385,699)
Balance at end of period	$499,952	$647,729

9.	Stock-Based Compensation

Stock-based employee compensation related to stock options for the three months ended January 31, 2016 and 2015 amounted to $-0-.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

Weighted
Average
Exercise
	Options	Price

Outstanding – October 31, 2014	30,000	$0.90
Granted	-	-
Forfeited/Expired	-	-
Exercised	-	-
Outstanding – October 31, 2015	30,000	$0.90
Granted	-	-
Forfeited/Expired	-	-
Exercised	-	-
Outstanding – January 31, 2016	30,000	$0.90

Options typically vest immediately at the date of grant. As such, the Company does not have any unvested options or unrecognized compensation expense at January 31, 2016.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2016 and 2015

10.	Warrants

Outstanding warrants are as follows:

	January 31, 2016	October 31, 2015

Issued to Flow Capital Advisors Inc. on settlement of lawsuit in August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.30 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including August 23, 2016	250,000	250,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $1.00 per common share up to and including August 23, 2016	500,000	500,000
Issued to Flow Capital Advisors Inc. on settlement of lawsuit August 2011, entitling the holder to purchase 1 common share in the Company at an exercise price of $0.75 per common share up to and including August 23, 2016	500,000	500,000
Issued to debenture holders February 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.25 per common share up to and including February 27, 2016	600,000	600,000
Issued to debenture holders May 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	750,000	750,000
Issued to debenture holders June 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including June 3, 2016	232,500	232,500
Issued to consultants in August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including August 4, 2023	2,500,000	2,500,000
Issued to consultants in August 5, 2013 entitling the holders to purchase 1 common share in the Company at an exercise price of $0.10 per common share up to and including August 4, 2023	1,500,000	1,500,000
Issued to consultant in September 3, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.50 per common share up to and including July 31, 2018	500,000	500,000
Issued to shareholder October 29, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including October 29, 2016	250,000	250,000
Issued to shareholder November 7, 2013 entitling the holder to purchase 1 common share in the Company at an exercise price of $0.15 per common share up to and including November 7, 2016	125,000	125,000
Total Warrants outstanding	8,457,500	8,457,500

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2016 and 2015

11.	Issuance of Common Stock

During the three months ended January 31, 2016, the Company issued the following common shares:

Issued on settlement of notes payable	447,694
Issued for cash consideration of $7,279	205,000
652,694

12.	Net Loss per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted loss per share:

	Three Months Ended January 31,
	2016	2015

Weighted-average shares - basic	116,716,036	74,095,036
Effect of dilutive securities	-	-
Weighted-average shares - diluted	116,716,036	74,095,036

Basic and diluted loss per share for the three months ended January 31, 2016 and 2015 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted-average shares outstanding during that period. All outstanding options, warrants and shares to be issued upon the exercise of the outstanding convertible notes representing 34,870,971 and 29,074,285 incremental shares, respectively, have been excluded from the three months ended January 31, 2016 and 2015 computations of diluted earnings per shares as they are antidilutive given the net losses generated.

13.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended January 31,
Cash paid during the period for:	2016	2015
Interest	$3,264	$6,344
Non-cash financing activities:
Conversion of notes payable	$19,309	$137,821
Settlement of derivative liability	$-	$385,699

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2016 and 2015

14.	Acquisition

On November 4, 2015, the Company, through 2489528 Ontario Inc., an Ontario corporation and indirect subsidiary of the Company (“Acquisition Sub”), Plasticap Corporation, an Ontario corporation (“Plasticap”) and 1731861 Ontario Inc., an Ontario corporation (“173 Corp”) entered into an asset purchase agreement, dated as of November 2, 2015, pursuant to which Acquisition Sub was to acquire all of the assets of Plasticap and 173 Corp (collectively, the “Sellers”) (the “Asset Purchase Agreement”).

In consideration for the sale of the assets by the Sellers, the Company is to issue to the Sellers, or their nominees, (i) a convertible debt instrument, in the original principal amount of ten million Canadian dollars (CDN$10,000,000), which shall bear interest at a rate of 8% (the “Convertible Debt”); (ii) twenty million (20,000,000) shares of the Company’s common stock, par value $0.00001 (the “Common Stock”), which shares shall not be registered for resale by the Company and shall be subject to the rights and restrictions of Rule 144 of the Securities Act of 1933 (“Rule 144”); and (iii) a warrant to purchase ten million (10,000,000) shares of Common Stock, which warrant shall have a term of three (3) years, be exercisable on a net cashless basis at an exercise price of $0.50 per share, not be registered for resale by Seller and be subject to the rights and restrictions of Rule 144 (the “Warrant”). In addition, Acquisition Sub will assume two million nine-hundred thousand Canadian dollars (CDN $2,900,000) in secured debt from the Sellers (the “Secured Debt”) as part of the consideration.

The Asset Purchase Agreement contains customary representations and warranties from the parties. Acquisition Sub and 173 Corp also agreed to various post-closing undertakings described in Item 2. below.

On November 4, 2015 and subject to post-closing undertakings, the Company, Acquisition Sub and the Sellers closed the sale and purchase of all of the assets of the Sellers by Acquisition Sub, pursuant to the terms of the Asset Purchase Agreement. The assets acquired by Acquisition Sub comprised all of the assets of the Sellers, which include, among others, the “Plasticap” trademark, all furnishings, fixtures and equipment related to Plasticap’s specialty cap and closure manufacturing business and all of the Sellers’ customer contracts, all as more particularly set forth in the Asset Purchase Agreement.

As part of the closing, Acquisition Sub and 173 Corp agreed to various post-closing undertakings. The following undertakings have yet to be completed and hence the sale has not closed and the notes and warrants above have not been issued, nor has the CDN $2,900,000 secured debt been assumed.

(i)	173 Corp undertakes that by January 31, 2016 it shall pay all the outstanding indebtedness of Bibby Financial Services located at 4 Robert Speck Parkway, Unit 310, Mississauga, ON, L4Z 1S1.

(ii)	Following the fulfilment of the undertaking specified in paragraph (i), which shall be considered fulfilled upon 173 Corp providing Acquisition Sub with a copy of the check payable to Bibby Financial Services for the full amount of the indebtedness, 173 Corp undertakes to provide Acquisition Sub, or as it directs, with a full and comprehensive release against any future claims Bibby Financial Services may have and a full indemnity against any future claims.

(iii)	Acquisition Sub undertakes that it will advance up to fifty thousand Canadian dollars (CDN$50,000) as a deposit against any outstanding claims Jacob Van Halteran may have through any security interests duly registered on any of the Sellers’ assets and that the Sellers shall provide a full and comprehensive release of those security interests other than any rights that may be asserted under the Asset Purchase Agreement specifying any assumed liabilities.

CardioGenics Holdings Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2016 and 2015

(iv)	A Seller’s lender will be paid fifty thousand Canadian dollars (CDN$50,000) against the debt in 173 Corp.

(v)	Acquisition Sub undertakes to pay from earnings received from time-to-time from its primary customer contract, based on a calculation of 50% before interest, taxes, depreciation and amortization, amounts to reduce the principal amount of the Secured Debt to zero by December 31, 2018. In the event, a residual balance exists, a balloon payment will be made to complete the payment. After Acquisition Sub completes the payment obligation specified under this subparagraph, the Sellers undertake, acknowledge and agree that the Acquisition Sub shall have no further responsibility to make any further payments on the balance of the Secured Debt.

(vi)	Acquisition Sub and 1646813 Ontario Limited undertake to enter into a new lease agreement for the premises located at 177 Crosby Avenue, Richmond Hill, Ontario, effective November 2015, with an option for Acquisition Sub to purchase the premises on the following terms:

The term of the lease will be 5 years, with an option for an additional 5 years. Acquisition Sub has the option to acquire the building until January 15, 2016, through a purchase of all of the outstanding shares of 1646813 Ontario Limited, the owner of the real property and subject to refinancing the existing mortgages. In the event Acquisition Sub does not exercise the option, the lease shall remain in force for the duration of the lease and the Convertible Debt will be reduced by one million (CDN$1,000,000) Canadian dollars.

The option for acquiring the real property has expired and therefore not in consideration any more. Further, the legal position of both parties is being disputed and has currently not concluded. There are no guarantees that this acquisition will be consummated and if it does, the terms might be different than stated above.

The Company has advanced/loaned $283,371 to Acquisition Sub, Plasticap or 173 Corp from November 4, 2015 to March 18, 2016.

15.	Subsequent Events

1.	In March 2016, $12,872 in principal amount of JMJ Financial notes payable were settled with 572,448 common shares of the Company.

2.	In March 2016, $12,760 in principal amount and $2,240 of accrued and unpaid interest of Auctus Fund, LLC notes payable were converted to 1,250,000 common shares of the Company.

3.	In March 2016, $15,125 in principal amount of Iliad Research & Trading, L.P. notes payable were converted to 1,361,386 common shares of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited condensed interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on February 26, 2016.

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

The accounting policies and estimates used as of October 31, 2015, as outlined in our previously filed Form 10-K, have been applied consistently as of and for the three months ended January 31, 2016.

Off-Balance Sheet arrangements

We are not party to any off-balance sheet arrangements.

Results of operations

Three months ended January 31, 2016 as compared to three months ended January 31, 2015.

	Three Months
	Ended January 31,
	2016		2015		$ Change

Revenue	$	▬	$	▬	$	▬

Operating expenses:
Depreciation and amortization of property and equipment		1,379		1,986		(607)
Amortization of patent application costs		2,211		2,379		(168)
General and administrative expenses		138,346		133,611		4,735
Research and product development		59,160		67,720		(8,560)
Total operating expenses		201,096		205,696		(4,600)
Operating Loss		(201,096)		(205,696)		(4,600)
Other expenses (income)
Interest expense and bank charges, net		126,176		159,115		(32,939)
Loss (Gain) on change in fair value of derivative liability		(54,634)		652,348		(706,982)
Loss (Gain) on foreign exchange transactions		(147,346)		43,671		(191,017)

Net Loss		$(125,292)		$(1,060,830)		$(935,538)

Revenues

During the three months ended January 31, 2016 and 2015, we generated no revenues.

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

Research and product development

Research and development expenses consist primarily of salaries and wages paid to officers and employees engaged in those activities and supplies consumed therefor. The decrease in research and development expenses is attributed primarily to a decrease in staff engaged in those activities in the current quarter vs. the same period in the prior year.

Liquidity and Capital Resources

We have not generated significant revenues since inception. We experienced a net (loss) of approximately ($126,000) in the three months ended January 31, 2016, and as of January 31, 2016 we have an accumulated deficit of approximately $50 million and cash flow from operating activities of approximately $30,000 for the three months ended January 31, 2016. We had sufficient cash at January 31, 2016 to fund approximately two months’ operations. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have funded our activities to date almost exclusively from debt and equity financings. These matters raise substantial doubt about our ability to continue as a going concern.

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

We believe we will be successful in obtaining the necessary financing to fund our operations and manage costs; however, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

Seasonality

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seek to insure that subscription rates reflect increases in costs due to inflation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

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

Our management assessed the effectiveness of our internal control over disclosure controls and procedures for the quarter ended January 31, 2016 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal control over financial reporting was not effective. Management has identified the following material weaknesses in our internal control over financial reporting:

●	Lack of documented policies and procedures;

●	Lack of effective separation of duties, which includes monitoring controls, between the members of management;

●	Lack of resources with income tax expertise;

●	Lack of controls to ensure equity transactions are recorded accurately;

●	Lack of effective review of the consolidated financial statements; and

●	Lack of resources to account for complex and unusual transactions.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b)	Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended January 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes sales of unregistered securities by the Company during the fiscal quarter ended January 31, 2016:

Investor	Investment Type	Am’t of Debt Converted ($)	Conversion Price/Share	Conversion Date	Shares issued Pursuant to Conversion

JMJ Capital	Convertible Note	$6,436	0.048	11/13/15	160,425
JMJ Capital	Convertible Note	$6,436	0.048	12/15/15	135,614
JMJ Capital	Convertible Note	$6,437	0.042	1/13/16	151,655
Total		$19,309			447,694

All sales were exempt from registration pursuant to Section 4 (a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

6

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

CARDIOGENICS HOLDINGS INC.

Date: March 28, 2016	By:	/s/ Yahia Gawad
	Name:	Yahia Gawad
	Title:	Chief Executive Officer

Date: March 28, 2016	By:	/s/ James Essex
	Name:	James Essex
	Title:	Chief Financial Officer

8

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Label Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

